Form 10-Q
period 1998-03-31
FIRST CONSULTING GROUP INC
filed 1998-05-04
CIK 1049758

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number 333-41121

                         FIRST CONSULTING GROUP, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                             95-3539020
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

              111 W. OCEAN BLVD. 4TH FLOOR, LONG BEACH, CA  90802
          (Address of principal executive offices including zip code)

                                (562) 624-5200
             (Registrant's telephone number, including area code)

             ----------------------------------------------------

    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No
                             ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $.001 PAR VALUE               15,880,822 SHARES
        -----------------------------        -------------------------------
                  (Class)                    (Outstanding at March 31, 1998)

                         FIRST CONSULTING GROUP, INC.

                               TABLE OF CONTENTS

                                                                          PAGE NUMBER
                                                                          -----------
COVER PAGE                                                                     1

TABLE OF CONTENTS                                                              2

PART I.        FINANCIAL INFORMATION                                           3

  ITEM 1.      FINANCIAL STATEMENTS AND NOTES (UNAUDITED).                     3

               Consolidated Balance Sheets as of March 31, 1998 and
               December 31, 1997.                                              3

               Consolidated Statements of Operations for the three-
               month period ended March 31, 1998 and March 31, 1997.           5

               Consolidated Statements of Cash Flows for the three-
               month period ended March 31, 1998 and March 31, 1997.           6

               Notes to Consolidated Financial Statements.                     7

  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.                            9

PART II.       OTHER INFORMATION                                              13

  ITEM 1.      LEGAL PROCEEDINGS.                                             13

  ITEM 2.      CHANGES IN SECURITIES.                                         13

  ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.                               14

  ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.           14

  ITEM 5.      OTHER INFORMATION.                                             14

  ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                              15

SIGNATURES                                                                    16

EXHIBIT INDEX                                                                 17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                   FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           MARCH 31,     DECEMBER 31,
                                                             1998           1997
                                                          ---------      ------------
ASSETS                                                   (unaudited)
Current assets
  Cash and cash equivalents ............................  $  44,822       $  2,950
  Accounts receivable, less allowance of $550 and $500
  in the period ended March 31,1998 and 1997,
  respectively .........................................     13,596         11,846
  Work in process ......................................     11,105          8,030
  Prepaid expenses .....................................      1,249            821
  Income tax receivables ...............................      1,120          1,114
  Current portion of notes receivable--stockholders ....        328            328
                                                            -------        -------
      Total current assets .............................     72,220         25,089

Notes receivable--stockholders .........................      1,389          1,368
Property and equipment
  Furniture, equipment, and leasehold improvements .....      1,958          1,874
  Information systems equipment ........................     10,050          9,040
                                                            -------        -------
                                                             12,008         10,914
Less accumulated depreciation and amortization .........      6,369          5,641
                                                            -------        -------
                                                              5,639          5,273
Other assets
  Executive Benefit Trust ..............................      3,163          2,506
  Long Term Investments ................................      2,023             --
  Goodwill .............................................        334             --
  Other ................................................        513            189
                                                            -------        -------
                                                              6,033          2,695
                                                            -------        -------
     Total assets ......................................    $85,281        $34,425
                                                            -------        -------
                                                            -------        -------

                            See accompanying notes.

                 FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          MARCH 31,   DECEMBER 31,
                                                            1998         1997
                                                          ---------   -----------
                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit .......................................  $    --       $ 2,000
  Current portion of long-term debt ....................      561           871
  Accounts payable .....................................    2,663           735
  Accrued liabilities ..................................    5,728         2,219
  Accrued vacation .....................................    2,442         1,923
  Deferred revenue .....................................      492           391
  Customer advances ....................................      362         1,965
  Current income tax liability .........................    1,219            --
  Deferred income taxes ................................    5,679         5,679
                                                          -------       -------
      Total current liabilities ........................   19,146        15,783
Non-current liabilities
  Long-term debt, net of current portion ...............      241           262
  Supplemental executive retirement plan ...............    3,205         2,506
  Deferred income taxes ................................      447           447
                                                          -------       -------
                                                            3,893         3,215
Commitments and contingencies ..........................       --            --
Put obligation related to Associate 401(k) and
Stock Ownership Plan (ASOP) and capital stock ..........       --         9,965
Stockholders' equity
  Preferred Stock, 10,000,000 shares authorized,
    no shares issued and outstanding ...................       --            --
  Common Stock, 50,000,000 shares authorized,
    15,880,822 shares issued and outstanding at
    March 31, 1998 and 12,042,664 shares issued
    and outstanding at December 31, 1997 ...............       16            12
  Additional paid-in capital ...........................   65,842        20,822
  Retained earnings ....................................    5,950         4,215
  Deferred compensation--stock incentive agreements ....   (3,573)       (3,635)
  Unearned ASOP shares .................................     (853)         (853)
  Notes receivable--stockholders .......................   (5,140)       (5,134)
  Put obligation related to ASOP and capital stock .....       --        (9,965)
                                                          -------       -------
      Total stockholders' equity .......................   62,242         5,462
                                                          -------       -------
      Total liabilities and stockholders' equity .......  $85,281       $34,425
                                                          -------       -------
                                                          -------       -------

                            See accompanying notes.

                FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         MARCH 31,      MARCH 31,
                                                           1998           1997
                                                         ---------      ---------
Net revenue ..........................................    $28,832        $20,155
Cost of services .....................................     16,254         12,066
                                                         ---------      ---------
  Gross profit .......................................     12,578          8,089

General and administrative expenses ..................      9,929          6,752

Compensation expenses related to stock issuances .....         --            523
                                                         ---------      ---------
  Income from operations .............................      2,649            814

Other income
  Interest income (expense), net .....................        316            (21)
  Other income, net ..................................         27             91
                                                         ---------      ---------
    Income before income taxes .......................      2,992            884
Provision for income taxes ...........................      1,257            490
                                                         ---------      ---------
    Net income .......................................    $ 1,735        $   394
                                                         ---------      ---------
                                                         ---------      ---------

Basic net income per share ...........................    $ 0.126        $ 0.041
Diluted net income per share .........................    $ 0.121        $ 0.039
Shares used in computing basic net income per share ..     13,717          9,543
Shares used in diluted net income per share ..........     14,330         10,128

                            See accompanying notes.

                   FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                         MARCH 31,      MARCH 31,
                                                           1998           1997
                                                         ---------      ---------
Cash flows from operating activities:
  Net income .........................................   $  1,735         $  394
  Adjustments to reconcile net income ................        720          1,178
  Change in assets and liabilities ...................       (518)           276
                                                         ---------      ---------
    Net cash provided by operating activities ........      1,937          1,848
                                                         ---------      ---------
Cash flows from investing activities:
  Purchase of Investments ............................     (2,033)            --
  Furniture and Equipment and Leasehold Improvements..        (84)            --
  Information Systems Equipment ......................     (1,010)          (486)
  Notes Receivable Stockholders ......................         (3)           (15)
                                                         ---------      ---------
    Net cash used in investing activities ............     (3,130)          (501)
                                                         ---------      ---------

Cash flows used in financing activities:
  Long Term Debt .....................................        (21)          (203)
  Line of Credit .....................................     (2,000)
  Proceeds from issuance of Stock ....................     45,024            126
  Deferred Compensation Stock Incentive ..............         62             --
                                                         ---------      ---------
    Net cash generated in financing activities .......     43,065            (77)
                                                         ---------      ---------

Net increase (decrease) in cash and equivalents ......     41,872          1,270

Cash and equivalents at beginning of period ..........      2,950            214
                                                         ---------      ---------
Cash and equivalents at end of period ................    $44,822       $  1,484
                                                         ---------      ---------
                                                         ---------      ---------

                            See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

    The consolidated balance sheets of First Consulting Group, Inc. (the "Company") at March 31, 1998 and consolidated statements of operations and consolidated statement of cash flows for the three-month periods ended March 31, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments which in the opinion of management, are necessary to fairly present the financial position at March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective February 12, 1998.

2.   STOCKHOLDERS' EQUITY

    On November 25, 1997, a certificate of incorporation was filed with the state of Delaware forming First Consulting Group, Inc. and authorized shares of common stock to 50,000,000 and authorized shares of preferred stock to 10,000,000. On January 22, 1998, the Board of Directors of FCG Enterprises, Inc., a California company, approved a 4-for-1 split of common stock in the form of a stock dividend. On February 10, 1998, FCG Enterprises, Inc., a California company, merged into First Consulting Group, Inc., a Delaware company. On February 13, 1998, First Consulting Group, Inc., completed an initial public offering of its common stock in which 3,801,858 shares were sold by the Company, resulting in net proceeds of approximately $45.1 million; an additional 812,384 shares were sold by existing stockholders.

3.   INVESTMENTS

     The Company has approximately $43.2 million in investments classified as available for sale. Such investments are currently held in short-term United States government securities in accordance with the Company's investment policy.

4.   NET INCOME PER SHARE

     The following represents a reconciliation of basic and diluted net income per share for the quarters ended March 31, 1998 and 1997, respectively (amounts rounded to thousands, except per share data):

                                                   For the Quarter Ended March 31, 1998
                                              ---------------------------------------------
                                                             Weighted
                                                Income    average shares   Per share amount
                                              ---------   --------------   ----------------
Basic EPS:
  Income available to common stockholders ...  $ 1,735        13,717           $ .126
Effect of Dilutive Securities:
  Options ...................................                    614
                                               -------        ------           ------
Diluted EPS:
  Income available to common stockholder
  and assumed conversions ...................  $ 1,735        14,330           $ .121
                                               -------        ------           ------
                                               -------        ------           ------

                                                   For the Quarter Ended March 31, 1997
                                              ---------------------------------------------
                                                             Weighted
                                                Income    average shares   Per share amount
                                              ---------   --------------   ----------------
Basic EPS:
  Income available to common stockholders ...  $  394          9,543           $ .041
Effect of Dilutive Securities:
  Options ...................................                    585
                                               -------        ------           ------
Diluted EPS:
  Income available to common stockholder
  and assumed conversions ...................  $  394         10,128           $ .039
                                               -------        ------           ------
                                               -------        ------           ------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH HEREIN AND UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 333-41121, DECLARED EFFECTIVE ON FEBRUARY 12, 1998.

OVERVIEW

     FCG provides information technology and other consulting services to payors, providers and other healthcare organizations in North America and Europe. The Company's services are designed to increase its clients' operations effectiveness in order to reduce cost, improve customer service and enhance the quality of patient care. The Company's services address the increasing need of its clients for healthcare-specific information technology expertise to objectively evaluate, select, implement and manage an optimal set of information systems and infrastructures. The Company's consultants provide this expertise through multi-disciplinary teams specifically formed to provide a unique solution for each client. The Company believes that its success is attributable to its strong relationships with industry-leading clients, the healthcare, technology and consulting expertise of the Company's consultants, and the depth and breadth of its consulting services.

     The Company generates substantially all of its revenue from fees for professional services. The Company typically bills for its services on an hourly, fixed-fee or fixed-fee per month basis as specified by the agreement with a particular client. The Company establishes standard hourly rates for each level of consultant based on several factors including industry and assignment-related experience, technical expertise, skills and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the hourly rate for the consultant(s) assigned to the engagement. Fixed fees are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of consultants required to complete the assignment. Actual hourly or fixed fees for an assignment may vary from the standard or historical rates charged by the Company. For services billed on an hourly basis, the Company recognizes revenue as services are performed. For services billed on a fixed fee basis, the Company recognizes revenue using the percentage of completion method based on the amount of time completed on each assignment versus the projected number of hours required to complete such assignment. Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements. Unplanned adjustments to revenue are booked at the time they are known. The Company may obtain payment in advance of providing services. These advances are recorded as deferred revenue and reflected as a liability on the Company's balance sheet.

     Cost of services primarily consists of the salaries, bonuses and related benefits of consultants, subcontractor expenses, and the costs of the Company's supplemental executive retirement plan. General and administrative expenses primarily consist of the costs attributable to office space occupancy; investments in the Company's information systems, research and practice support and quality initiatives; salaries and expenses for executive management, financial accounting and administrative personnel; recruiting fees and professional development; and marketing, legal and other professional services.

     In connection with the Company's Associate 401(k) and Stock Ownership Plan ("ASOP") and certain non-qualified stock options granted to the Company's vice presidents, the Company recognizes a compensation expense on its consolidated statement of operations. The recurring portion of the Company's compensation expense relating to stock issuances and the amortization of deferred compensation is reflected in the Company's consolidated statements of operations as general and administrative expenses or cost of services based on the function of the employee to whom the charge relates. Beginning in 1998, the Company has granted all stock options at the fair market value and, in connection with the Company's ASOP to match employee 401(k) contributions with shares of Common Stock based on the fair market value of the shares at the time matching contributions are made.

     The Company's most significant expenses are its human resource and related salary and benefit expenses. As of March 31, 1998, approximately 78% of the Company's 644 employees are consultants, and the salaries and benefits of such consultants are recognized in the Company's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. The Company's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given month. The Company manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause the Company to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

     The Company's effective tax rate has varied from period to period due to differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    NET REVENUE. The Company's net revenue increased to $28.8 million, or 43.1%, for the quarter ended March 31, 1998 from $20.2 million for the quarter ended March 31, 1997. This increase was primarily attributable to an increase in revenue from the Company's implementation, operations effectiveness, and integration services and an increase in consultant utilization.

    COST OF SERVICES. Cost of services increased to $16.3 million, or 34.7%, for the quarter ended March 31, 1998 from $12.1 million for the quarter ended March 31, 1997. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue decreased to 56.4% for the quarter ended March 31, 1998 from 59.9% for the quarter ended March 31, 1997. This decrease was primarily attributable to increased realization of standard fees and increased utilization rates for the Company's consultants during the quarter ended March 31, 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $9.9 million, or 47.1%, for the quarter ended March 31, 1998 from $6.8 million for the quarter ended March 31, 1997. General and administrative expenses as a percentage of revenue increased to 34.4% for the quarter ended March 31, 1998 from 33.5% for the quarter ended March 31, 1997. This increase was primarily attributable to an increase in the Company's hiring, including increased hiring from its expansion into Europe.

    COMPENSATION EXPENSES RELATED TO STOCK ISSUANCES. Compensation expenses related to stock issuances decreased to zero for the quarter March 31, 1998 from $523,000 and for the quarter ended March 31, 1997. This decrease was attributable to the discontinuance of certain compensatory stock and option issuances.

    INTEREST INCOME, NET. Interest income, net of interest expense, increased to $316,000 for the quarter ended March 31, 1998 from $21,000 net expense for the quarter ended March 31, 1997. Interest income net of interest expense as a percentage of revenue increased to 1.1% for the quarter ended March 31, 1998 from (0.1%) for the quarter ended March 31, 1997. This increase was primarily attributable to the Company's increased amounts in cash and cash equivalents raised from the Company's initial public offering in February 1998.

    A substantial portion of the Company's expenses, particularly personnel and related costs, depreciation, office rent and occupancy costs, are relatively fixed. Certain variable costs are assignment-specific and are billed as incurred. The Company's quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside the control of the Company. These factors may include: the reduction in size, delay in commencement, interruption or termination of one or more significant engagements or assignments; fluctuations in consultant hiring and utilization; the loss of personnel; the loss of one or more significant clients; the unpredictability of engaging new clients and additional assignments from existing clients; increased competition; write-offs of client billings; consolidation of, and subsequent reduction in the number of, healthcare providers; pricing pressure; the number, timing and contractual terms of significant client engagements; market demand for the Company's services; delays or increased expenses incurred in connection with existing assignments; changes in pricing policies by the Company or its competitors; changes in the Company's business strategies; variability in the number of business days within a quarter; and international currency fluctuations. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. In particular, the timing between initial client contract and fulfillment of the criteria necessary for revenue recognition can be lengthy and unpredictable. Business practices of clients, such as deferring commitments on new assignments until after the end of fiscal periods, could require the

Company to maintain a significant number of under-utilized consultants which could have a material adverse effect on the Company's business, financial condition and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

    During the quarter ended March 31, 1998, the Company generated cash flow from operations of $1.9 million. During the quarter ended March 31, 1998, the Company used cash flow of approximately $1.1 million to purchase property and equipment, including computer and related equipment and office furniture. Depreciation expense for the quarter ended March 31, 1998 was approximately $650,000. During the quarter ended March 31, 1998 the Company generated cash flow of $43.1 million for financing activities. At March 31, 1998, the Company had working capital of $53.1 million, an increase of $43.8 million from March 31, 1997. The primary reason for the increase was the completion of the Company's initial public offering in February 1998.

    The Company has a revolving line of credit which allows the Company to borrow up to $6.0 million at an interest rate of the prevailing prime rate.
The revolving line of credit expires on December 31, 1998. There was no outstanding balance under the line of credit at March 31, 1998. The Company has two term loan facilities ("Term Loan A" and Term Loan B"). Term Loan A is a $305,000 facility under which approximately $271,000 was outstanding as of March 31, 1998. Term Loan A expires on July 1, 2003. Term Loan B is a $4.0 million facility under which approximately $507,000 was outstanding as of March 31, 1998. Term Loan B expires on December 4, 2001. Term Loan A and Term Loan B bear interest at a rate per annum equal to the prevailing prime rate plus 0.5%. All borrowings under the Company's credit facilities are secured by the Company's accounts receivable and other rights to payment, general intangibles and equipment. The line of credit agreement provides that the Company must satisfy certain covenants and restrictions.

PART II.   OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS.

           None.

   ITEM 2. CHANGES IN SECURITIES.

           The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-41121), was February 12, 1998 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on February 13, 1998 and all securities were sold in the offering. The managing underwriters for the offering were Hambrecht & Quist LLC, BancAmerica Robertson Stephens LLC and UBS Securities LLC.

           Pursuant to the Registration Statement, the Company sold 3,801,858 shares of its Common Stock for an aggregate offering price of $49,424,154. Also pursuant to the Registration Statement, the Selling Stockholders sold 812,384 shares of Common Stock of the Company for an aggregate offering price of $10,560,992.

           The Company incurred expenses of approximately $4.5 million of which approximately $3.5 million represented underwriting discounts and commissions and approximately $1.0 million represented other expenses related to the offering. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company and the Selling Stockholders after total expenses was $45.0 million and $9.8 million, respectively.

           On January 13, 1998, pursuant to that certain Share Acquisition Agreement, dated January 13, 1998, by and among FCG Enterprises, Inc., a California corporation and predecessor of the Company ("FCG"), Christine Anne Greenhalgh and Jean Mary Roberts, FCG issued 36,300 shares of its Common Stock (the "FCG Shares") in a private placement to Christine Anne Greenhalgh, one of two selling stockholders. In the transaction, FCG paid an aggregate of 380,000 British pounds for all of the issued and outstanding capital stock of Greenhalgh and Company Limited, consisting of 134,231 British pounds paid in cash and 245,769 British pounds paid in the FCG Shares, all of which were issued to a "Qualified Regulation S Selling Stockholder," as such term is defined in Rule 902 promulgated under the Securities Act of 1933, as amended.

           The Company used approximately $500,000 of the net proceeds from the offering for working capital and general corporate purposes. All net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

           None.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           In January 1998, in connection with the preparation for its initial public offering (the "IPO"), the Company solicited the written consent of its shareholders with respect to various matters. The matters for which shareholder consent was solicited were as follows:

           PROPOSAL 1: The reincorporation of the Company into Delaware in connection with its IPO, approval of the Company's Certificate of Incorporation, to be effective upon the closing of the IPO, to adopt certain stockholder protection measures, and approval of the Company's Delaware Bylaws, to be effective upon the closing of the IPO, to include stockholder protection measures that correspond to those set forth in the Certificate of Incorporation, and to effect certain other changes.

           PROPOSAL 2: Approval of the form of indemnity agreement to be entered into between the Company and its officers and directors.

           PROPOSAL 3: Approval of the adoption of the Company's 1997 Non-Employee Directors' Stock Option Plan.

           PROPOSAL 4: Approval of the adoption of the Company's 1997 Equity Incentive Plan.

           PROPOSAL 5: Approval of the adoption of the Company's Non-Employee Director Restricted Stock Plan and Agreement.

           PROPOSAL 6: Approval of the amendment and restatement of the Company's 1994 Restricted Stock Plan and Restricted Stock Agreement.

           The voting of shareholders with respect to each of the foregoing proposals was as follows:

                 CONSENTS RECEIVED   CONSENTS NOT RECEIVED
                 -----------------   ---------------------
                    10,476,040             754,240


   ITEM 5. OTHER INFORMATION.

           None.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a) EXHIBITS

           ITEM          DESCRIPTION
           ----          -----------
           3(i)(1)       Certificate of Incorporation
           3(ii)(1)      Bylaws
           4.1(1)        Instruments defining the rights of securities holders,
                         including indentures
           10.1(1)       Material contracts
           11.1(2)       Statement of computation of per share earnings
           27.1          Financial Data Schedules.

           -----------

           (1) Filed with the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.

           (2) See Note 4 to Consolidated Financial Statements, "Net Income Per Share."

           (b) REPORTS ON FORM 8-K

               None.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                FIRST CONSULTING GROUP, INC.


Date:  May 4, 1998              /s/ James A. Reep
                                -------------------------------------
                                James A. Reep
                                Chairman, President
                                and Chief Executive Officer



Date:  May 4, 1998              /s/ Thomas A. Reep
                                -------------------------------------
                                Thomas A. Reep
                                Chief Financial Officer
                                and Vice President, Finance
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

     NO. OF EXHIBIT      DESCRIPTION
     --------------      -----------
         3(i)(1)         Certificate of Incorporation
         3(ii)(1)        Bylaws
         4.1(1)          Instruments defining the rights of securities holders,
                         including indentures
        10.1(1)          Material contracts
        11.1(2)          Statement of computation of per share earnings
        27.1             Financial Data Schedules.

        ------------

         (1) Filed with the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.

         (2) See Note 4 to Consolidated Financial Statements, "Net Income Per Share."