Form 10-Q
period 1998-06-30
FIRST CONSULTING GROUP INC
filed 1998-07-30
CIK 1049758

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC  20549

                         ----------------------------------

                                     FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998,

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 333-41121
                         ----------------------------------

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

                         ----------------------------------

               (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X /    No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           COMMON STOCK, $.001 PAR VALUE                    15,924,402 SHARES
                  (Class)                        (Outstanding at June 30, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FIRST CONSULTING GROUP, INC.
                                 TABLE OF CONTENTS

                                                                                PAGE
                                                                               NUMBER
                                                                               ------



COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

TABLE OF CONTENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .2

PART I.   FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . .3

          ITEM 1. FINANCIAL STATEMENTS AND NOTES (UNAUDITED) . . . . . . . . . . . .3

                  Consolidated Balance Sheets as of June 30, 1998 and
                  December 1997. . . . . . . . . . . . . . . . . . . . . . . . . . .4

                  Consolidated Statements of Operations for the three
                  month periods ended June 30, 1998 and June 30, 1997,
                  and six month periods ended June 30, 1998 and June 30, 1997. . . .5

                  Condensed Consolidated Statements of Cash Flows for the six
                  month periods ended June 30, 1998 and June 30, 1997. . . . . . . .6

                  Notes to Consolidated Financial Statements . . . . . . . . . . . .7

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .9

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

          ITEM 1. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 13

          ITEM 2. CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . 13

          ITEM 3. DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . 13

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                  HOLDERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

          ITEM 5. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 13

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

                                       2.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                   FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                            JUNE 30,         DECEMBER 31,
                                                                                             1998               1997
                                                                                      ----------------     ---------------
                    ASSETS                                                                (UNAUDITED)

Current assets
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 13,957        $ 2,950
     Investments available for sale. . . . . . . . . . . . . . . . . . . . . . . . .            9,928              -
     Accounts receivable, less allowance of $600 and $500
     in the periods ended June 30, 1998 and December 31, 1997,
       respectively. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16,043         11,846
     Work in process . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           12,477          8,030
     Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,682            821
     Income tax receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              132          1,114
     Current portion of notes receivable-stockholders. . . . . . . . . . . . . . . .                -            328
                                                                                             --------        -------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           55,219         25,089
Notes receivable-stockholders. . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,752          1,368
Property and equipment
     Furniture, equipment, and leasehold improvements. . . . . . . . . . . . . . . .            1,988          1,874
     Information systems equipment . . . . . . . . . . . . . . . . . . . . . . . . .           11,085          9,040
                                                                                             --------        -------
                                                                                               13,073         10,914
Less accumulated depreciation and amortization . . . . . . . . . . . . . . . . . . .            7,082          5,641
                                                                                             --------        -------
                                                                                                5,991          5,273

Other assets
     Executive benefit trust . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,324          2,506
     Long term investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           25,722              -
     Goodwill. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              294              -
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              543            189
                                                                                             --------        -------
                                                                                               29,883          2,695
                                                                                             --------        -------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $92,845        $34,425
                                                                                             --------        -------
                                                                                             --------        -------

                               See accompanying notes.

                   FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                            JUNE 30,         DECEMBER 31,
                                                                                             1998               1997
                                                                                      ----------------     --------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY                                  (UNAUDITED)
Current liabilities
     Line of credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $     -            $ 2,000
     Current portion of long-term debt . . . . . . . . . . . . . . . . . . . . . . .               445                871
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,319                735
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             8,079              2,219
     Accrued vacation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,681              1,923
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               527                391
     Customer advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,269              1,965
     Current income tax liability. . . . . . . . . . . . . . . . . . . . . . . . . .             2,662                  -
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,679              5,679
                                                                                              --------        -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            24,661             15,783
Non-current liabilities
     Long-term debt, net of current portion. . . . . . . . . . . . . . . . . . . . .               177                262
     Supplemental executive retirement plan. . . . . . . . . . . . . . . . . . . . .             3,333              2,506
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               447                447
                                                                                              --------        -----------
                                                                                                 3,957              3,215
Commitments and contingencies. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                  -
Put obligation related to Associate 401(k) and Stock Ownership Plan
  (ASOP) and capital stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -              9,965
Stockholders' equity
     Preferred Stock, 10,000,000 shares authorized, no shares issued and
       outstanding . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                  -
     Common Stock, 50,000,000 shares authorized, 15,924,402 shares issued and outstanding at June 30, 1998 and 12,042,664 shares
       issued and outstanding at December 31, 1997 . . . . . . . . . . . . . . . . .                16                 12
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . .            66,739             20,822
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             7,918              4,215
     Deferred compensation-stock incentive agreements. . . . . . . . . . . . . . . .            (3,700)            (3,635)
     Unearned ASOP shares. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (853)              (853)
     Notes receivable-stockholders . . . . . . . . . . . . . . . . . . . . . . . . .            (5,871)            (5,134)
     Unrealized loss on investments. . . . . . . . . . . . . . . . . . . . . . . . .               (21)                 -
     Loss on currency translation. . . . . . . . . . . . . . . . . . . . . . . . . .                (1)                 -
     Put obligation related to ASOP and capital stock. . . . . . . . . . . . . . . .                 -             (9,965)
                                                                                               --------        ----------

          Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . .            64,227              5,462
                                                                                               --------        ----------
          Total liabilities and stockholders' equity . . . . . . . . . . . . . . . .           $92,845            $34,425
                                                                                               --------        ----------
                                                                                               --------        ----------

                              See accompanying notes.

                   FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                            -------------------------      --------------------------
                                                              JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                                                1998           1997           1998           1997
                                                            ----------     ----------      ---------      ---------

Net revenue. . . . . . . . . . . . . . . . . . . . . . . . .   $31,554        $21,673        $60,386        $41,828
Cost of services . . . . . . . . . . . . . . . . . . . . . .    17,132         12,659         33,386         24,725
                                                            ----------     ----------      ---------      ---------
     Gross profit. . . . . . . . . . . . . . . . . . . . . .    14,422          9,014         27,000         17,103
General and administrative expenses. . . . . . . . . . . . .    10,808          7,404         20,737         14,156
Compensation expenses related to stock issuances . . . . . .       -              523              -          1,046
                                                            ----------     ----------      ---------      ---------
     Income from operations. . . . . . . . . . . . . . . . .     3,614          1,087          6,263          1,901
Other income
     Interest income (expense), net. . . . . . . . . . . . .       481            (27)           797            (48)
     Other income, net . . . . . . . . . . . . . . . . . . .         8             10             35            101
                                                            ----------     ----------      ---------      ---------
          Income before income taxes . . . . . . . . . . . .     4,103          1,070          7,095          1,954
Provision for income taxes . . . . . . . . . . . . . . . . .     2,134            593          3,391          1,083
                                                            ----------     ----------      ---------      ---------
     Net income. . . . . . . . . . . . . . . . . . . . . . .   $ 1,969        $   477        $ 3,704        $   871
                                                            ----------     ----------      ---------      ---------
                                                            ----------     ----------      ---------      ---------
Basic net income per share . . . . . . . . . . . . . . . . .   $ 0.126        $ 0.050        $ 0.252        $ 0.091
Diluted net income per share . . . . . . . . . . . . . . . .   $ 0.120        $ 0.047        $ 0.241        $ 0.086
Shares used in computing basic net income
     per share . . . . . . . . . . . . . . . . . . . . . . .    15,625          9,564         14,671          9,554
Shares used in diluted net income per share. . . . . . . . .    16,414         10,131         15,372         10,130


                              See accompanying notes.

                   FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)



                                                                       SIX MONTHS ENDED
                                                                -----------------------------

                                                                     JUNE 30,        JUNE 30,
                                                                       1998           1997
                                                                ------------       ----------
Cash flows from operating activities:
     Net income. . . . . . . . . . . . . . . . . . . . . . .       $  3,704           $    871
     Adjustments to reconcile net income . . . . . . . . . .          1,441              3,539
     Change in assets and liabilities. . . . . . . . . . . .            658                730
                                                                -----------         ----------
     Net cash provided by operating activities . . . . . . .          5,803              5,140
                                                                -----------         ----------
Cash flows from investing activities:
     Purchase of investments . . . . . . . . . . . . . . . .        (35,671)                 -
     Furniture, equipment, and leasehold improvements. . . .           (114)              (640)
     Information systems equipment . . . . . . . . . . . . .         (2,045)            (1,331)
     Notes receivable stockholders . . . . . . . . . . . . .           (737)              (801)
                                                                -----------          ----------
     Net cash used in investing activities . . . . . . . . .        (38,567)            (2,772)
                                                                -----------          ----------
Cash flows from financing activities:
     Long term debt. . . . . . . . . . . . . . . . . . . . .            (85)              (375)
     Line of credit. . . . . . . . . . . . . . . . . . . . .         (2,000)                 -
     Proceeds from issuance of stock . . . . . . . . . . . .         45,921                155
     Deferred compensation stock incentive . . . . . . . . .            (65)                 -
                                                                -----------          ----------
         Net cash generated in financing activities. . . . .         43,771               (220)
                                                                -----------          ----------
Net increase (decrease) in cash and equivalents. . . . . . .         11,007              2,148
Cash and equivalents at beginning of period. . . . . . . . .          2,950                214
                                                                -----------          ----------
Cash and equivalents at end of period. . . . . . . . . . . .       $ 13,957           $  2,362
                                                                -----------          ----------
                                                                -----------          ----------


                               See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated balance sheets of First Consulting Group, Inc. (the "Company") at June 30, 1998 and 1997 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended June 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at June 30, 1998 and the results of operations for the three month periods ended June 30, 1998 and June 30, 1997, and the six month periods ended June 30, 1998 and June 30, 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998.

2.   STOCKHOLDERS' EQUITY

     On November 25, 1997, a certificate of incorporation was filed with the state of Delaware forming First Consulting Group, Inc. and authorizing 50,000,000 shares of common stock and authorizing 10,000,000 shares of preferred stock. On January 22, 1998, the Board of Directors of FCG Enterprises, Inc., a California company, approved a 4-for-1 split of common stock in the form of a stock dividend. On February 10, 1998, FCG Enterprises, Inc., a California company, merged into First Consulting Group, Inc., a Delaware company. On February 13, 1998, First Consulting Group, Inc., completed an initial public offering of its common stock in which 3,801,858 shares of common stock were sold by the Company, resulting in net proceeds of approximately $45.1 million; an additional 812,384 shares of common stock were sold by existing stockholders.

3.   INVESTMENTS

     For purposes of reporting cash flows, cash and cash equivalents include cash and interest earning deposits or securities with original maturities of three months or less. Securities available for sale are measured at fair value, with net unrealized holding gains and losses, net of tax, reported as a net amount as a separate component of stockholders' equity. The Company has approximately $9.9 million in short term investments and $25.7 in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities.

4.   NET INCOME PER SHARE

     The following represents a reconciliation of basic and diluted net income per share for the three month and six month periods ended June 30, 1998 and 1997, respectively (amounts rounded to thousands, except per share data):



                                                 FOR THE THREE MONTHS ENDED                    FOR THE THREE MONTHS ENDED
                                                       JUNE 30, 1998                                  JUNE 30, 1997
                                            ------------------------------------           ------------------------------------
                                                           WEIGHTED                                     WEIGHTED
                                                           AVERAGE     PER SHARE                         AVERAGE      PER SHARE
                                            INCOME         SHARES        AMOUNT          INCOME          SHARES         AMOUNT
                                            ------         -------     ---------         ------         --------      ---------

Basic EPS:
     Income available to common
       stockholders. . . . . . . . . . .    $1,969         15,625         $0.126           $477           9,564         $0.050
Effect of dilutive securities:
     Options:. . . . . . . . . . . . . .                      789                                           567
                                            ------         ------      ---------           ----           ------        ------
Diluted EPS:
     Income available to common
       stockholders and assumed
       conversions . . . . . . . . . . .    $1,969         16,414         $0.120           $477         10,131         $0.047
                                            ------         -------     ---------         ------         ------         ------
                                            ------         -------     ---------         ------         ------         ------

                                                   FOR THE SIX MONTHS ENDED                     FOR THE SIX MONTHS ENDED
                                                         JUNE 30, 1998                               JUNE 30, 1997
                                             ------------------------------------         ------------------------------------
                                                           WEIGHTED                                    WEIGHTED
                                                            AVERAGE     PER SHARE                       AVERAGE      PER SHARE
                                             INCOME         SHARES        AMOUNT          INCOME        SHARES         AMOUNT
                                             ------        --------     ---------         ------       ---------     ---------
Basic EPS:
     Income available to common
       stockholders. . . . . . . . . . .    $3,704         14,671         $0.252           $871          9,554         $0.091
Effect of dilutive securities:
     Options:. . . . . . . . . . . . . .                      701                                          576
                                            ------         ------        -------           ----         ------       --------
Diluted EPS:
     Income available to common
       stockholders and assumed
       conversions . . . . . . . . . . .    $3,704         15,372         $0.241           $871         10,130         $0.086
                                            ------         ------      ---------         ------       --------      ---------
                                            ------         ------      ---------         ------       --------      ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN AND UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 333-41121, DECLARED EFFECTIVE ON FEBRUARY 12, 1998. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

     FCG provides consulting, implementation, integration and management services to payors, providers and other healthcare organizations in North America and Europe. The Company's services are designed to increase its clients' operations effectiveness in order to reduce cost, improve customer service and enhance the quality of patient care. The Company's services address the increasing need of its clients for healthcare-specific information technology expertise to objectively evaluate, select, implement and manage an optimal set of information systems and infrastructures. The Company's consultants provide this expertise through multi-disciplinary teams specifically formed to provide a unique solution for each client. The Company believes that its success is attributable to its strong relationships with industry-leading clients, the healthcare, technology and consulting expertise of the Company's consultants, and the depth and breadth of its consulting services.

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

     In connection with the Company's Associate 401(k) and Stock Ownership Plan ("ASOP") and certain non-qualified stock options granted to the Company's vice presidents, the Company recognizes a compensation expense on its consolidated statement of operations. The recurring portion of the Company's compensation expense relating to stock issuances and the amortization of deferred compensation is reflected in the Company's consolidated statements of operations as general and administrative expenses or cost of services based on the function of the employee to whom the charge relates. Beginning in 1998, the Company has granted all stock options at fair market value and, in connection with the Company's ASOP, matches employee 401(k) contributions with shares of Common Stock based on the fair market value of the shares.

     The Company's most significant expenses are its human resource-related salary and benefit expenses. As of June 30, 1998, approximately 79% of the Company's 707 employees are consultants, and the salaries and benefits of such consultants are recognized in the Company's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. The Company's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given month. The Company manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause the Company to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

     The Company's effective tax rate has varied from period to period due to non-deductible losses from the Company's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     NET REVENUE. The Company's net revenue increased to $31.6 million, or 45.6%, for the quarter ended June 30, 1998 from $21.7 million for the quarter ended June 30, 1997. This increase was primarily attributable to an increase in revenue from the Company's implementation, operations effectiveness, and integration services.

     COST OF SERVICES. Cost of services increased to $17.1 million, or 35.3%, for the quarter ended June 30, 1998 from $12.7 million for the quarter ended June 30, 1997. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue decreased to 54.3% for the quarter ended June 30, 1998 from 58.4% for the quarter ended June 30, 1997. This decrease was primarily attributable to increased realization of standard fees during the quarter ended June 30, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $10.8 million, or 46.0%, for the quarter ended June 30, 1998 from $7.4 million for the quarter ended June 30, 1997. General and administrative expenses as a percentage of revenue remained consistent at 34.3% for the quarter ended June 30, 1998 compared to 34.2% for the quarter ended June 30, 1997.

     COMPENSATION EXPENSES RELATED TO STOCK ISSUANCES. Compensation expenses related to stock issuances decreased to zero for the quarter June 30, 1998 from $523,000 and for the quarter ended June 30, 1997. This decrease was attributable to the discontinuance of certain compensatory stock and option issuances.

     INTEREST INCOME, NET. Interest income, net of interest expense, increased to $481,000 for the quarter ended June 30, 1998 from $27,000 net expense for the quarter ended June 30, 1997. Interest income net of interest expense as a percentage of revenue increased to 1.5% for the quarter ended June 30, 1998 from (0.1%) for the quarter ended June 30, 1997. This increase was primarily attributable to the investment of the net proceeds from the Company's initial public offering in February 1998.

     INCOME TAXES. The provision for income taxes of 52.0% in the quarter ended June 30, 1998 increased from the 42.0% reported for the quarter ended March 31, 1998. The Company increased its provision for income taxes in order to bring the tax rate for the first two quarters cumulatively to the new estimated effective tax rate for the fiscal year of 47.8%. The increase in the annual effective tax rate is due to an expectation of losses in the Company's foreign operations which are not currently deductible in any jurisdiction.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     NET REVENUE. The Company's net revenue increased to $60.4 million, or 44.4%, for the six months ended June 30, 1998 from $41.8 million for the six months ended June 30, 1997. This increase was primarily attributable to an increase in revenue from the Company's implementation, operations effectiveness, and integration services.

     COST OF SERVICES. Cost of services increased to $33.4 million, or 35.0%, for the six months ended June 30, 1998 from $24.7 million for the six months ended June 30, 1997. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue decreased to 55.3% for the six months ended June 30, 1998 from 59.1% for the six months ended June 30, 1997. This decrease was primarily attributable to increased realization of standard fees and a higher proportion of billable associates to total associates during the quarter ended June 30, 1998.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $20.7 million, or 46.5%, for the six months ended June 30, 1998 from $14.2 million for the six months ended June 30, 1997. General and administrative expenses as a percentage of revenue increased to 34.3% for the six months ended June 30, 1998 from 33.8% for the six months ended June 30, 1997. This increase was primarily attributable to an increase in the Company's hiring, including increased hiring from its expansion into Europe.

     COMPENSATION EXPENSES RELATED TO STOCK ISSUANCES. Compensation expenses related to stock issuances decreased to zero for the six months ended June 30, 1998 from $1.0 million for the six months ended June 30, 1997. This decrease was attributable to the discontinuance of certain compensatory stock and option issuances.

     INTEREST INCOME, NET. Interest income, net of interest expense, increased to $797,000 for the six months ended June 30, 1998 from $48,000 net expense for the six months ended June 30, 1997. Interest income net of interest expense as a percentage of revenue increased to 1.3% for the six months ended

June 30, 1998 from (0.1%) for the six months ended June 30, 1997. This increase was primarily attributable to the investment of net proceeds from the Company's initial public offering in February 1998.

     INCOME TAXES. Income taxes as a percentage of income before income taxes decreased to 47.8% for the six months ended June 30, 1997 from 55.4% for the six months ended June 30, 1997 due to a reduction in certain non deductible compensation related expenses partly offset by the existence of non deductible foreign losses in the current period. The provision of 47.8% for the six months ended June 30, 1998 represents the new estimated tax rate for the 1998 fiscal year. This increased estimated rate is due to an expectation of losses in the Company's foreign operations which are not currently deductible in any jurisdiction.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998, the Company generated cash flow from operations of $5.8 million. During the six months ended June 30, 1998, the Company used cash flow of approximately $2.2 million to purchase property and equipment, including computer and related equipment and office furniture. Depreciation and amortization expense for the six months ended June 30, 1998 was approximately $1.4 million. During the six months ended June 30, 1998, the Company generated cash flow of $43.8 million from financing activities. At June 30, 1998, the Company had working capital of $30.6 million and long term investments of $25.7 million. At December 31, 1997, the Company had working capital of $9.3 million. The primary reason for the increase was the completion of the Company's initial public offering in February 1998.

     The Company has a revolving line of credit which allows the Company to borrow up to $6.0 million at an interest rate of the prevailing prime rate. The revolving line of credit expires on December 31, 1998. There was no outstanding balance under the line of credit at June 30, 1998. The Company has two term loan facilities ("Term Loan A" and Term Loan B"). Term Loan A is a $305,000 facility under which approximately $257,000 was outstanding as of June 30, 1998. Term Loan A expires on July 1, 2003. Term Loan B is a $4.0 million facility under which approximately $440,000 was outstanding as of June 30, 1998. Term Loan B expires on December 4, 2001. Term Loan A and Term Loan B bear interest at a rate per annum equal to the prevailing prime rate plus 0.5%. All borrowings under the Company's credit facilities are secured by the Company's accounts receivable and other rights to payment, general intangibles and equipment. The line of credit agreement provides that the Company must satisfy certain covenants and restrictions.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES.

     Under the Company's 1994 Restricted Stock Plan, (the "1994 Plan") the Company has entered into Restricted Stock Agreements ("RSAs") with each of its vice presidents. The 1994 Plan and RSAs provide that each person, upon becoming a vice president of the Company, must purchase and hold a minimum number of shares of common stock of the Company ("Common Stock").

     On April 14, April 16 and May 4, 1998, the Company issued an aggregate of 43,580 shares (the "Shares") of Common Stock to certain of its vice presidents (the "Purchasing Vice Presidents") pursuant to the 1994 Plan. The Purchasing Vice Presidents paid an aggregate of $933,720 in consideration of the Shares. The Shares were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.


     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) EXHIBITS

              ITEM                    DESCRIPTION
           ---------   ------------------------------------------------
            3(i)(1)    Certificate of Incorporation of the Company.
            3(ii)(1)   Bylaws of the Company.
             4.1(1)    Specimen Common Stock Certificate.
            11.1(2)    Statement of computation of per share earnings.
              27.1     Financial Data Schedule.

     -------------------------
     (1) Filed with the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.
     (2)  See Note 4 to Consolidated Financial Statements, "Net Income Per
          Share."


     (b)  REPORTS ON FORM 8-K

          None.

                                    SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                   FIRST CONSULTING GROUP, INC.

 Date:  July 29, 1998              /s/ James A. Reep
                                   ------------------------------------------
                                   James A. Reep
                                   Chairman, President
                                   and Chief Executive Officer

 Date:  July 29, 1998              /s/ Thomas A. Reep
                                   ------------------------------------------
                                   Thomas A. Reep
                                   Chief Financial Officer
                                   and Vice President, Finance
                                   (Principal Financial and Accounting Officer)

                                   EXHIBIT INDEX

            NO. OF
           EXHIBIT                           DESCRIPTION
         -----------    -------------------------------------------------------

            3(i)(1)     Certificate of Incorporation of the Company.
            3(ii)(1)    Bylaws of the Company.
             4.1(1)     Specimen Common Stock Certificate.
            11.1(2)     Statement of computation of per share earnings.
              27.1      Financial Data Schedule.

     -----------------------------
     (1) Filed with the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.
     (2)  See Note 4 to Consolidated Financial Statements, "Net Income Per
          Share."