Form 10-Q
period 1998-09-30
FIRST CONSULTING GROUP INC
filed 1998-11-12
CIK 1049758

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998,
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-41121

                            ------------------------

                          FIRST CONSULTING GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             95-3539020
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

               111 W. OCEAN BLVD. 4TH FLOOR, LONG BEACH, CA 90802
          (Address of principal executive offices including zip code)

                                 (562) 624-5200

              (Registrant's telephone number, including area code)

                            ------------------------

   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        COMMON STOCK, $.001 PAR VALUE                        16,002,217 SHARES
--------------------------------------------   --------------------------------------------
                   (Class)                          (Outstanding at September 30, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          FIRST CONSULTING GROUP, INC.
                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                           -------------
COVER PAGE ..............................................................................................            1

TABLE OF CONTENTS .......................................................................................            2

PART I.      FINANCIAL INFORMATION ......................................................................            3

             ITEM 1.     FINANCIAL STATEMENTS AND NOTES (UNAUDITED)......................................            3

                         Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997......            3

                         Consolidated Statements of Operations for the three month periods ended
                           September 30, 1998 and September 30, 1997, and nine month periods ended
                           September 30, 1998 and September 30, 1997.....................................            5

                         Condensed Consolidated Statements of Cash Flows for the nine month periods ended
                           September 30, 1998 and September 30, 1997.....................................            6

                         Notes to Consolidated Financial Statements......................................            7

             ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS....................................................................            9

PART II.     OTHER INFORMATION ..........................................................................           13

             ITEM 1.     LEGAL PROCEEDINGS...............................................................           13

             ITEM 2.     CHANGES IN SECURITIES...........................................................           13

             ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.................................................           13

             ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................           13

             ITEM 5.     OTHER INFORMATION...............................................................           13

             ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K................................................           13

SIGNATURES ..............................................................................................           14

EXHIBIT INDEX

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                 FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)
                                     ASSETS

                                                                       SEPTEMBER    DECEMBER
                                                                          30,          31,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                      (UNAUDITED)
Current assets
  Cash and cash equivalents.........................................   $  13,485    $   2,950
  Investments available for sale....................................      11,130       --
  Accounts receivable, less allowance of $500.......................      23,842       11,846
  Work in process...................................................      11,352        8,030
  Prepaid expenses..................................................       1,821          821
  Income tax receivables............................................         132        1,114
  Current portion of notes receivable--stockholders.................      --              328
                                                                      -----------  -----------
    Total current assets............................................      61,762       25,089
Notes receivable--stockholders......................................       1,772        1,368
Property and equipment
  Furniture, equipment, and leasehold improvements..................       2,443        1,874
  Information systems equipment.....................................      11,822        9,040
                                                                      -----------  -----------
                                                                          14,265       10,914
Less accumulated depreciation and amortization......................       7,941        5,641
                                                                      -----------  -----------
                                                                           6,324        5,273

Other assets
  Executive benefit trust...........................................       3,511        2,506
  Long-term investments.............................................      25,758       --
  Goodwill..........................................................       1,193       --
  Other.............................................................         511          189
                                                                      -----------  -----------
                                                                          30,973        2,695
                                                                      -----------  -----------
    Total assets....................................................   $ 100,831    $  34,425
                                                                      -----------  -----------
                                                                      -----------  -----------

                            See accompanying notes.

                 FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       SEPTEMBER    DECEMBER
                                                                          30,          31,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                      (UNAUDITED)
Current liabilities
  Line of credit....................................................   $  --        $   2,000
  Current portion of long-term debt.................................         228          871
  Accounts payable..................................................       2,496          735
  Accrued liabilities...............................................      10,879        2,219
  Accrued vacation..................................................       2,684        1,923
  Deferred revenue..................................................         377          391
  Customer advances.................................................       2,296        1,965
  Current income tax liability......................................       4,663       --
  Deferred income taxes.............................................       6,503        5,679
                                                                      -----------  -----------
    Total current liabilities.......................................      30,126       15,783
Non-current liabilities
  Long-term debt, net of current portion............................         209          262
  Supplemental executive retirement plan............................       3,501        2,506
  Deferred income taxes.............................................         447          447
                                                                      -----------  -----------
                                                                           4,157        3,215
Commitments and contingencies.......................................      --           --
Put obligation related to Associate 401(k) and Stock Ownership Plan
  (ASOP) and capital stock..........................................      --            9,965
Stockholders' equity
  Preferred Stock, 10,000,000 shares authorized, no shares issued
    and outstanding.................................................      --           --
  Common Stock, 50,000,000 shares authorized, 16,002,217 shares issued and outstanding at September 30, 1998 and 12,042,664
    shares issued and outstanding at December 31, 1997..............          16           12
  Additional paid-in capital........................................      68,256       20,822
  Retained earnings.................................................      10,111        4,215
  Deferred compensation--stock incentive agreements.................      (4,077)      (3,635)
  Unearned ASOP shares..............................................        (853)        (853)
  Notes receivable--stockholders....................................      (6,905)      (5,134)
  Put obligation related to ASOP and capital stock..................      --           (9,965)
    Total stockholders' equity......................................      66,548        5,462
                                                                      -----------  -----------
    Total liabilities and stockholders' equity......................   $ 100,831    $  34,425
                                                                      -----------  -----------
                                                                      -----------  -----------

                            See accompanying notes.

                 FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                            ------------------------  ------------------------
                                             SEPTEMBER    SEPTEMBER    SEPTEMBER    SEPTEMBER
                                                30,          30,          30,          30,
                                               1998         1997         1998         1997
                                            -----------  -----------  -----------  -----------
Net revenue...............................   $  34,215    $  24,477    $  94,601    $  66,305
Cost of services..........................      18,427       14,098       51,813       38,823
                                            -----------  -----------  -----------  -----------
  Gross profit............................      15,788       10,379       42,788       27,482
General and administrative expenses.......      12,078        8,648       32,815       22,804
Compensation expenses related to stock
  issuances...............................      --              815       --            1,861
                                            -----------  -----------  -----------  -----------
  Income from operations..................       3,710          916        9,973        2,817
Other income
  Interest income (expense), net..........         528          (11)       1,325          (59)
  Other income, net.......................          13            9           48          110
                                            -----------  -----------  -----------  -----------
    Income before income taxes............       4,251          914       11,346        2,868
Provision for income taxes................       2,058          507        5,449        1,590
                                            -----------  -----------  -----------  -----------
    Net income............................   $   2,193    $     407    $   5,897    $   1,278
                                            -----------  -----------  -----------  -----------
                                            -----------  -----------  -----------  -----------
Basic net income per share................   $   0.140    $   0.041    $   0.393    $   0.132
Diluted net income per share..............   $   0.134    $   0.039    $   0.375    $   0.124
Shares used in computing basic net income
  per share...............................      15,662        9,975       15,001        9,687
Shares used in computing diluted net
  income per share........................      16,421       10,513       15,722       10,279

                            See accompanying notes.

                 FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                     --------------------------
                                                                      SEPTEMBER
                                                                         30,      SEPTEMBER 30,
                                                                        1998          1997
                                                                     -----------  -------------
Cash flows from operating activities:
  Net income.......................................................   $   5,897     $   1,278
  Net noncash charges to income....................................       2,300         6,195
  Change in operating assets and liabilities.......................        (650)        2,473
                                                                     -----------       ------
    Net cash provided by operating activities......................       7,547         9,946
                                                                     -----------       ------
Cash flows from investing activities:
Purchase of investments............................................     (36,796)       --
  Furniture, equipment, and leasehold improvements.................        (569)         (678)
  Information systems equipment....................................      (2,782)       (1,726)
  Notes receivable stockholders....................................      (1,808)       (2,922)
                                                                     -----------       ------
    Net cash used in investing activities..........................     (41,955)       (5,326)
                                                                     -----------       ------
Cash flows used in financing activities:
  Long-term debt...................................................         (53)         (246)
  Line of credit...................................................      (2,000)       --
  Proceeds from issuance of stock..................................      47,438           155
  Deferred compensation stock incentive............................        (442)         (305)
                                                                     -----------       ------
    Net cash generated in financing activities.....................      44,943          (396)
                                                                     -----------       ------
Net increase (decrease) in cash and equivalents....................      10,535         4,224
Cash and equivalents at beginning of period........................       2,950           214
                                                                     -----------       ------
Cash and equivalents at end of period..............................   $  13,485     $   4,438
                                                                     -----------       ------
                                                                     -----------       ------

                            See accompanying notes.

                 FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The consolidated balance sheets of First Consulting Group, Inc. (the "Company") at September 30, 1998 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended September 30, 1998 and 1997 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 30, 1998 and the results of operations for the three-month periods ended September 30, 1998 and September 30, 1997, and the nine-month periods ended September 30, 1998 and September 30, 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 included in the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998.

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

3. INVESTMENTS

    For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $11.1 million in short term investments and $25.8 million in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities. Net unrealized gains and losses on investments were not material at September 30, 1998.

4. RECENT DEVELOPMENTS

    On September 9, 1998, the Company signed a definitive merger agreement and plan of reorganization for the acquisition of Integrated Systems Consulting Group, Inc. (ISCG), a leading provider of application development, document management and network integration services predominately for the pharmaceutical industry. The Company expects this transaction to close during the fourth quarter of 1998. After such time, the financial condition and results of operations of the two companies will be reported on a combined basis.

    Under the terms of the agreement, each outstanding share of ISCG common stock will be exchanged at a fixed exchange rate of 0.77 for a newly issued share of Company common stock. The transaction is intended to be accounted for as a pooling-of-interests and is intended to qualify as a tax-free reorganization. Shareholders representing approximately 56.6% and 27% of the common stock outstanding of ISCG and the Company respectively have signed irrevocable proxies to vote in favor of the merger.

                 FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. NET INCOME PER SHARE

    The following represents a reconciliation of basic and diluted net income per share for the three month and nine month periods ended September 30, 1998 and 1997, respectively (amounts rounded to thousands, except per share data):

                                                                  FOR THE THREE MONTHS ENDED     FOR THE THREE MONTHS ENDED
                                                                      SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                                 ----------------------------   -----------------------------
                                                                         WEIGHTED                        WEIGHTED
                                                                         AVERAGE    PER SHARE            AVERAGE    PER SHARE
                                                                 INCOME   SHARES     AMOUNT     INCOME    SHARES     AMOUNT
                                                                 ------  --------   ---------   ------   --------   ---------
Basic EPS:
  Income available to common stockholders......................  $2,193   15,662     $0.140      $407      9,975     $0.041
                                                                                    ---------                       ---------
                                                                                    ---------                       ---------
Effect of dilutive securities:
  Options:.....................................................    --        759                 --          538
                                                                 ------  --------               ------   --------

Diluted EPS:
  Income available to common stockholders and assumed
    conversions................................................  $2,193   16,421     $0.134      $407     10,513     $0.039
                                                                 ------  --------   ---------   ------   --------   ---------
                                                                 ------  --------   ---------   ------   --------   ---------

                                                                 FOR THE NINE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                                ----------------------------   ----------------------------
                                                                        WEIGHTED                       WEIGHTED
                                                                        AVERAGE    PER SHARE           AVERAGE    PER SHARE
                                                                INCOME   SHARES     AMOUNT     INCOME   SHARES     AMOUNT
                                                                ------  --------   ---------   ------  --------   ---------
Basic EPS:
  Income available to common stockholders.....................  $5,897   15,001     $0.393     $1,278    9,687     $0.132
                                                                                   ---------                      ---------
                                                                                   ---------                      ---------
Effect of dilutive securities:
  Options:....................................................    --        721                  --        592
                                                                ------  --------               ------  --------

Diluted EPS:
Income available to common stockholders and assumed
  conversions.................................................  $5,897   15,722     $0.375     $1,278   10,279     $0.124
                                                                ------  --------   ---------   ------  --------   ---------
                                                                ------  --------   ---------   ------  --------   ---------

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

    The Company's most significant expenses are its human resource-related salary and benefit expenses. As of September 30, 1998, approximately 80% of the Company's 774 employees are consultants, and the salaries and benefits of such consultants are recognized in the Company's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. The Company's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given month. The Company manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause the Company to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

    The Company's effective tax rate has varied from period to period due to non-deductible losses from the Company's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    NET REVENUE. The Company's net revenue increased to $34.2 million, or 39.8%, for the quarter ended September 30, 1998 from $24.5 million for the quarter ended September 30, 1997. This increase was primarily attributable to an increase in revenue from the Company's implementation, operations effectiveness, and integration services.

    COST OF SERVICES. Cost of services increased to $18.4 million, or 30.7%, for the quarter ended September 30, 1998 from $14.1 million for the quarter ended September 30, 1997. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue decreased to 53.9% for the quarter ended September 30, 1998 from 57.6% for the quarter ended September 30, 1997. This decrease was primarily attributable to increased realization of standard fees during the quarter ended September 30, 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $12.1 million, or 39.7%, for the quarter ended September 30, 1998 from $8.6 million for the quarter ended September 30, 1997. General and administrative expenses as a percentage of revenue remained consistent at 35.3% for both quarters.

    COMPENSATION EXPENSES RELATED TO STOCK ISSUANCES. Compensation expenses related to stock issuances decreased to zero for the quarter September 30, 1998 from $815,000 and for the quarter ended September 30, 1997. This decrease was attributable to the discontinuance of certain compensatory stock and option issuances.

    INTEREST INCOME, NET. Interest income, net of interest expense, increased to $528,000 for the quarter ended September 30, 1998 from $11,000 net expense for the quarter ended September 30, 1997. Interest income net of interest expense as a percentage of revenue increased to 1.5% for the quarter ended

September 30, 1998 from 0.0% for the quarter ended September 30, 1997. This increase was primarily attributable to the investment of the net proceeds from the Company's initial public offering in February 1998.

    INCOME TAXES. The provision for income taxes of 48.4% in the quarter ended September 30, 1998 decreased from the 55.5% reported for the quarter ended September 30, 1997 due to a reduction in certain nondeductible compensation-related expenses partly offset by the existence of nondeductible foreign losses in the current period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

    NET REVENUE. The Company's net revenue increased to $94.6 million, or 42.7%, for the nine months ended September 30, 1998 from $66.3 million for the nine months ended September 30, 1997. This increase was primarily attributable to an increase in revenue from the Company's implementation, operations effectiveness, and integration services.

    COST OF SERVICES. Cost of services increased to $51.8 million, or 33.5%, for the nine months ended September 30, 1998 from $38.8 million for the nine months ended September 30, 1997. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue decreased to 54.8% for the nine months ended September 30, 1998 from 58.6% for the nine months ended September 30, 1997. This decrease was primarily attributable to increased realization of standard fees and a higher proportion of billable associates to total associates during the nine months ended September 30, 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $32.8 million, or 43.9%, for the nine months ended September 30, 1998 from $22.8 million for the nine months ended September 30, 1997. General and administrative expenses as a percentage of revenue increased to 34.7% for the nine months ended September 30, 1998 from 34.4% for the nine months ended September 30, 1997. This increase was primarily attributable to an increase in the Company's hiring, including hiring for its expansion into Europe.

    COMPENSATION EXPENSES RELATED TO STOCK ISSUANCES. Compensation expenses related to stock issuances decreased to zero for the nine months ended September 30, 1998 from $1.9 million for the nine months ended September 30, 1997. This decrease was attributable to the discontinuance of certain compensatory stock and option issuances.

    INTEREST INCOME, NET. Interest income, net of interest expense, increased to $1.3 million for the nine months ended September 30, 1998 from $59,000 net expense for the nine months ended September 30, 1997. Interest income net of interest expense as a percentage of revenue increased to 1.4% for the nine months ended September 30, 1998 from (0.1%) for the nine months ended September 30, 1997. This increase was primarily attributable to the investment of net proceeds resulting from the Company's initial public offering in February 1998.

    INCOME TAXES. Income taxes as a percentage of income before income taxes decreased to 48.0% for the nine months ended September 30, 1998 from 55.4% for the nine months ended September 30, 1997 due to a reduction in certain nondeductible compensation related expenses partly offset by the existence of nondeductible foreign losses in the current period.

    FCG's net revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside FCG's control. These factors may include: losing key personnel and other employees, losing one or more significant clients, consummating an acquisition, costs of integrating acquired operations, timing and collection of payments and new client engagements, delays in securing and completing client engagements, fluctuations in market demand for FCG's services, consultant hiring and utilization, variability in the number of billable days, availability of foreign net operating losses and other credits against FCG's earnings, increased competition and pricing pressures, changes in business strategy, pricing and billing policies of FCG and its competitors, and international currency fluctuations. A substantial portion of FCG's expenses, particularly personnel and related costs, depreciation, office rent and occupancy costs, are relatively fixed. One or more of the foregoing factors may cause FCG's operating expenses to be disproportionately high during any given period. In addition, FCG bills certain of its services on a fixed-price basis, and any assignment delays or expenditures of time beyond that projected for the assignment could result in write-offs of client billings. Significant write-offs could materially adversely effect FCG's business, financial condition and results of operations. Based on the preceding factors, FCG may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely effect FCG's business, financial condition and the market price of the FCG common stock.

LIQUIDITY AND CAPITAL RESOURCES

    During the nine months ended September 30, 1998, the Company generated cash flow from operations of $7.5 million. During the nine months ended September 30, 1998, the Company used cash flow of approximately $3.4 million to purchase property and equipment, including computer and related equipment and office furniture. Depreciation and amortization expense for the nine months ended September 30, 1998 was approximately $2.3 million. During the nine months ended September 30, 1998, the Company generated cash flow of $45.0 million from financing activities. At September 30, 1998, the Company had working capital of $31.6 million and long term investments of $25.8 million. At December 31, 1997, the Company had working capital of $9.3 million. The primary reason for the increase was the completion of the Company's initial public offering in February 1998.

    The Company has a revolving line of credit which allows the Company to borrow up to $6.0 million at an interest rate of the prevailing prime rate. The revolving line of credit expires on December 31, 1998. There was no outstanding balance under the line of credit at September 30, 1998. The Company has two term loan facilities ("Term Loan A" and "Term Loan B"). Term Loan A is a $305,000 facility under which approximately $241,000 was outstanding as of September 30, 1998. Term Loan A expires on July 1, 2003. Term Loan B is a $4.0 million facility under which approximately $174,000 was outstanding as of September 30, 1998. Term Loan B expires on December 4, 2001. Term Loan A and Term Loan B bear interest at a rate per annum equal to the prevailing prime rate plus 0.5%. All borrowings under the Company's credit facilities are secured by the Company's accounts receivable and other rights to payment, general intangibles and equipment. The line of credit agreement provides that the Company must satisfy certain covenants and restrictions.

YEAR 2000 COMPLIANCE

    Many existing computer programs and systems, including those used by FCG's clients, use only two digits to identify the year in the date field. These programs may be unable to process date/time information between the twentieth and twenty-first centuries. This inability could cause the disruption or failure of such computer systems (the "Y2K Problem"). Solving the Y2K Problem will require a large amount of time and resources. FCG's clients may have to reallocate a significant portion of their budgets away from FCG's services to address this problem. Such reallocations would have a material adverse effect on FCG's business, financial condition and results of operations. Additionally, FCG's current time and billing systems for its internal use are not Y2K compliant. FCG has purchased an upgrade to these systems that will render them Y2K compliant and expects to complete deployment of this upgrade in the first quarter of 1999. There can be no assurance that such deployment will begin as planned or, if begun, will be completed in a timely and cost-effective manner.

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

    On July 20, August 20, and September 28, 1998, the Company issued an aggregate of 73,870 shares (the "Shares") of Common Stock to certain of its vice presidents (the "Purchasing Vice Presidents") pursuant to the 1994 Plan. The Purchasing Vice Presidents paid an aggregate of $1,369,011 in consideration of the Shares. The Shares were issued in reliance on Section 4(2) and Rule 701 promulgated under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5. OTHER INFORMATION.

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (A) EXHIBITS

  ITEM                                                   DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
 3(i)(1)   Certificate of Incorporation of the Company.
3(ii)(1)   Bylaws of the Company.
 4.1(1)    Specimen Common Stock Certificate.
 11.1(2)   Statement of computation of per share earnings.
  27.1     Financial Data Schedule.

------------------------

(1) Filed with the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.

(2) See Note 5 to Consolidated Financial Statements, "Net Income Per Share."

    (B) REPORTS ON FORM 8-K

    On September 10, 1998, the Company filed a report on Form 8-K relating to the Company's proposed merger with Integrated Systems Consulting Group, Inc.

    On September 23, 1998, the Company filed a report on Form 8-K relating to the Company's proposed merger with Integrated Systems Consulting Group, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                                FIRST CONSULTING GROUP, INC.

Date: November 12, 1998                         /s/ LUTHER J. NUSSBAUM
                                                -------------------------------------------
                                                Luther J. Nussbaum
                                                Chief Executive Officer

Date: November 12, 1998                         /s/ THOMAS A. REEP
                                                -------------------------------------------
                                                Thomas A. Reep
                                                Chief Financial Officer and Vice President,
                                                Finance (Principal Financial and Accounting
                                                Officer)

                                 EXHIBIT INDEX

 NO. OF
 EXHIBIT                                                 DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
 3(i)(1)   Certificate of Incorporation of the Company.
3(ii)(1)   Bylaws of the Company.
 4.1(1)    Specimen Common Stock Certificate.
 11.1(2)   Statement of computation of per share earnings.
  27.1     Financial Data Schedule.

------------------------

(1) Filed with the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.

(2) See Note 5 to Consolidated Financial Statements, "Net Income Per Share."