Form 10-K
period 1998-12-31
FIRST CONSULTING GROUP INC
filed 1999-03-31
CIK 1049758

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                    FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        COMMISSION FILE NUMBER: 333-41121

                          FIRST CONSULTING GROUP, INC.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                            95-3539020
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

         111 W. OCEAN BOULEVARD, 4TH FLOOR, LONG BEACH, CALIFORNIA 90802
        -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (562) 624-5200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                    NONE                                NONE
           (Title of each class)     (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
           -----------------------------------------------------------
                                (Title of class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's stock held by non-affiliates of the Registrant at February 28, 1999 was approximately $189,600,000, based on the average bid and asked price of such common equity as of such date.

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

     COMMON STOCK, $.001 PAR VALUE                       22,722,503
                 (Class)                     (Outstanding at February 28, 1999)
-----------------------------------------   ------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
================================================================================

                                TABLE OF CONTENTS

PART I
---------------------------------------------------------------------------------------------------------------
           ITEM 1.   BUSINESS................................................................................ 1
                     o  General.............................................................................. 1
                     o  Services............................................................................. 1
                     o  Consulting Services.................................................................. 1
                     o  Integration Services................................................................. 2
                     o  Co-management Services............................................................... 5
                     o  Service Delivery..................................................................... 5
                     o  Research and Practice Support........................................................ 6
                     o  Clients.............................................................................. 7
                     o  Sales and Marketing.................................................................. 7
                     o  International Operations............................................................. 8
                     o  Competition.......................................................................... 8
                     o  Limited Protection of Proprietary Information and Procedures......................... 9
                     o  Employees............................................................................ 9
                     o  Vendor Relationships.................................................................10
                     o  Risks Relating to the Business of FCG................................................10
           ITEM 2.   PROPERTIES..............................................................................17
           ITEM 3.   LEGAL PROCEEDINGS.......................................................................17
           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................17

PART II
---------------------------------------------------------------------------------------------------------------
           ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS....................18
           ITEM 6.   SELECTED FINANCIAL DATA.................................................................19
           ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION....20
                     o  Overview.............................................................................20
                     o  Recent Developments..................................................................21
                     o  Comparison of the Years Ended December 31, 1998 and 1997.............................22
                     o  Comparison of the Years Ended December 31, 1997 and 1996.............................23
                     o  Quarterly Financial Results..........................................................24
                     o  Liquidity and Capital Resources......................................................26
                     o  Year 2000 Compliance.................................................................26
           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...............................28
           ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................28
           ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....28

PART III
---------------------------------------------------------------------------------------------------------------
           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..........................................29
           ITEM 11.  EXECUTIVE COMPENSATION..................................................................29
           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................29
           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................29

PART IV
---------------------------------------------------------------------------------------------------------------
           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K........................30

                                     PART I

ITEM 1. BUSINESS

GENERAL

First Consulting Group, Inc. ("FCG" or the "Company") provides information-based consulting, integration, and management services for the healthcare, pharmaceutical, and life sciences industries in North America and Europe. FCG's services are designed to increase its clients' operations effectiveness through reduced cost, improved customer service, enhanced quality of patient care and more rapid introduction of new pharmaceutical compounds. Through its services, FCG offers industry-specific expertise to objectively evaluate, select, develop, implement and manage a set of information systems, networks and applications. The Company provides its services primarily to private healthcare delivery organizations, health plans, government healthcare organizations, pharmaceutical and life sciences organizations and companies in the region of its systems development centers. FCG has over 1,500 professionals serving North America and Europe. FCG's consultants possess extensive expertise in financial, administrative and clinical processes, information technologies and applications. FCG provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services across its principal services of consulting, integration, and co-management. FCG's consulting professionals are supported by internal research and a centralized information system which provides real-time access to current industry information and project methodologies, experiences, models and tools. FCG believes that its success is attributable to its strong relationships with industry leading clients, its industry and technical expertise, its professional environment that encourages employee retention, and the depth and breadth of its services.

In December 1998, FCG completed a merger with Integrated Systems Consulting Group, Inc. ("ISCG"), by exchanging approximately 6,240,000 shares of its Common Stock for all of the outstanding Common Stock of ISCG. Each share of ISCG was exchanged for .77 of one share of FCG Common Stock. In December 1998, FCG also completed a merger with Pareto Consulting Ltd. ("Pareto"), by exchanging 147,531 shares of FCG Common Stock for all of the outstanding shares of Pareto. The mergers were accounted for as poolings of interests.

SERVICES

FCG's principal services consist of consulting, integration, and co-management. The Company believes that its clients' overall operations effectiveness is dependent upon solid business strategy and the implementation of improved business processes supported by information management. Further, it believes that these elements are interdependent and therefore must be integrated in order to be successful. FCG offers its clients an integrated approach through multi-disciplinary teams with expertise across these areas. FCG typically is engaged on a project basis and assembles client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments. FCG may assemble several client teams to serve the needs of a single client. FCG provides its services at the client site to senior-level management and other personnel within the client organization.

CONSULTING SERVICES

FCG's consulting services help clients improve cost management, quality, and service to obtain competitive advantage. Working within the context of the client's philosophy, mission, and financial realities, the Company integrates operations effectiveness and IT into clients' business strategies.

In this age of the Internet and e-commerce, the firm provides a comprehensive set of services to utilize the power of information for competitive advantage. FCG helps clients apply e-commerce, information management and related process improvements to improve areas such as:

      o     Care management and delivery

      o     Access to care and revenue management

      o     Health management

      o     Health plan distribution and market management

      o     Health plan operations management

FCG combines its expertise in business strategy, clinical and operational processes, electronic data interchange, Internet, database, voice and video technologies, and core healthcare systems, to construct integrated solutions. Since FCG is an independent service provider, the Company works closely with its clients, and third party vendors where appropriate, to integrate a combination of custom and off-the-shelf products to maximize the client's investment.

The Company's consulting services span strategic planning, IT procurement and contracting, and systems and operational design. These services help to position the Company to provide clients with integration services, which involve the development, implementation and integration of IT solutions.

In addition to providing integrated services to help solve key business problems, FCG provides transition management services to help clients who are merging, reorganizing, or have other interim staffing needs. FCG provides interim staffing support for operational positions, such as Chief Information Officer (CIO), Director of Information Systems, and help desk or network managers and directors. This enables our clients to obtain immediate, experienced support for mission critical functions on a full-time basis, minimizing disruption and ensuring smooth operation in key functional areas.

INTEGRATION SERVICES

As healthcare delivery organizations and health plans consolidate, they face a pressing need to integrate at the core process level. In order to manage those core processes, they must be able to integrate information from multiple sources. FCG provides a range of information technology expertise to support its clients' needs to design, develop, implement and integrate complex information management solutions. FCG's integration services include advanced technology services, implementation services, and systems development services. The Company's integration services enable its clients to achieve competitive advantage, through improved customer service and clinical and financial processes.

ADVANCED TECHNOLOGY SERVICES. FCG's advanced technology services include application and network integration of voice, data, video, and imaging technologies and systems. The Company evaluates, designs, develops and implements comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout an organization. FCG's network and application integration services emphasize scalable architectures and systems that are designed to accommodate an increasing array of functions and features to address a client's emerging information needs. FCG's integration services typically involve FCG's procurement and contracting and implementation services in order to assist the client in acquiring the needed hardware and software and, in some cases, to install the acquired software as part of the integration plan. FCG typically provides its advanced technology services on a fixed fee, per-hour, or fixed-fee per month basis as negotiated in individual client contracts.

Advanced technology services include:

      o Internet/E-Commerce--Internet/intranet design and development, e-commerce, customer service solutions, firewall design and implementation

      o Telecommunications--voice networking and operations, call centers, private branch exchange (PBX)

      o LAN/WAN--network architecture, design, and network implementation; performance evaluation and modeling

      o End User Computing--desktop deployment planning and design, deployment support, application integration testing, desktop image design and implementation, policy and procedure development

      o Back Office/Network Applications--server management system design, file server consolidation, design and implementation for back office services, Novell NetWare and NDS, NT Domain, Zen and SMS

      o Information Integration--data warehousing, data architecture/data modeling, data management, interface engines, decision support

      o PACS/Telemedicine--planning and design, system selection, implementation services and system integration

      o Management System Services--network management, security management, data center operations, disaster recovery planning, network systems policy and procedure development, IT organizational redesign, support center redesign

FCG has expertise in working with a wide range of technology vendors across these areas, such as Century Analysis Inc. (CAI), Software Technologies Corp.
(STC), Cisco Systems Inc., Microsoft Corporation, Oracle Corporation, Sybase Inc., and Nortel Baynetworks, Inc.

IMPLEMENTATION SERVICES. FCG provides implementation services for packaged software products utilized by healthcare, health plan, pharmaceutical and life sciences organizations. FCG has implementation expertise in hospital information systems, ambulatory care systems, claims administration and management, health plan marketing and distribution, Enterprise Resource Planning (ERP), and other healthcare enterprise systems.

The Company's services include project management, installation, interface programming, testing, conversion planning, training services, post-implementation optimization and follow-up. In providing these services, FCG draws on its extensive expertise in methodologies, healthcare and pharmaceutical processes, and information technology to ensure that each implementation is completed efficiently with minimal disruption to clients' operations. FCG's implementation specialists emphasize administrative and clinical process improvement and user training, including technical support staff training. FCG's specialists are also knowledgeable in the document requirements of the pharmaceutical regulatory approval process, as well as the enabling technologies applicable to that process. FCG typically provides its implementation services on a fixed-fee per month or per-hour basis.

Through its implementation services, FCG believes that it enables its clients to maximize the value of each application investment. FCG typically assembles a dedicated, on-site, multi-disciplinary team of consultants to perform each implementation engagement. This team determines implementation schedules and budgets with the client. FCG's implementation specialists may also provide project management, quality assurance or an interface mapping and programming function through which FCG installs the application and ensures that, once installed, the application will communicate with other applications and networks used by the client. This interface mapping and programming function often requires that FCG develop a considerable amount of additional software code. Training of client personnel involves all aspects of the system. FCG has extensive expertise in implementing applications from vendors such as API, Cerner Corporation, ChannelPoint, Eclipsys, Epic, Erisco Systems, Lawson, McKesson/HBO & Company, McKesson/Amisys, IDX Systems Corp., Medic Computer Systems, Inc., MedicaLogic, Inc., Meditech, Inc., PHAMIS Inc., PeopleSoft, Inc. and Shared Medical Systems Corporation. FCG believes that its expertise with and independence from application vendors provides clients with an objective, reliable resource to implement these applications.

SYSTEMS DEVELOPMENT SERVICES. The Company's systems development services help clients develop custom software solutions that support business, clinical or financial processes to provide competitive advantage. Seasoned software system architects, development managers, and development staff are trained to address diverse needs, including Object Oriented Design (OOD), distributed systems, client/server or n-tiered systems, web-deployed transactional systems, custom software solutions, and document management systems.

The major component of FCG's systems development services involves the development of information systems used in the drug development and regulatory approval processes of pharmaceutical companies. FCG's system development professionals support the drug development life cycles in pharmaceutical research, support preparation and submission of new drug applications and develop client-server systems using integrated development environments.

FCG specializes in the architecture, development and integration of client-server systems using integrated development environments that include computer-aided design tools, graphical user interface ("GUI") and state-of-the-art database technologies. GUI development platforms include Sybase, Inc.'s PowerBuilder; Microsoft Corporation's Visual Basic, Access and Visual C++; and Oracle Corporation's Designer/2000 and Developer/2000. Database technologies used by this group include products from Oracle, Sybase, and Microsoft, and operating systems such as Hewlett-Packard Company's HP/UX, Digital Equipment Corporation's OpenVMS, Sun Microsystem, Inc.'s Sun/OS and Solaris, Microsoft's Windows NT, and SCO UNIX. Additional representative FCG vendor expertise includes: Object Products, Business Objects, Documentum, Electronic Submission Publishing Systems (ESPS), and Microsoft.

FCG also provides capabilities in Internet, intranet and extranet design and development. The Company's software development experts design, develop and implement web-based applications to support customer service, marketing, research, resource management, decision support or other internal operations. In addition to the development of new web-based applications, consultants in this group also build web-based applications to access legacy databases using languages such as HTML and Java, and a variety of products from Microsoft, Netscape, Sun Microsystems and Oracle Corporation.

FCG's systems development professionals also design, build, and integrate software solutions for document management systems. FCG has extensive expertise in the documentation requirements of the pharmaceutical regulatory approval process, as well as the enabling technologies applicable to that process. FCG customizes packaged software products to support the preparation and submission of new drug applications, and a variety of multi-national regulatory submission documents. In addition to its document management engagements for pharmaceutical companies, FCG has applied this expertise into other industries as well.

CO-MANAGEMENT SERVICES

FCG provides long-term IT management expertise, tailoring its efforts specifically to the client's culture, strategy, and needs. The Company's services include a range of management services including assessment/due diligence, program management, discrete outsourcing and full IT outsourcing.

The Company's assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of its IT function. This assessment enables senior management to determine the appropriateness of outsourcing part or all of their IT function, relative to their financial condition, strategic objectives, internal IT capabilities and overall direction.

FCG also provides its clients with program management services which involve the provision of senior management resource(s) for some or all of an organization's IT projects and functions. This may include for example, the provision of a Chief Information Officer, Director of Information Systems, or Manager and Director of Networks or Telecommunications. The assigned resource is employed by FCG and resides at the client site. FCG typically provides its Program Management services on a long-term basis (e.g., three years or more), at a fixed monthly or annual fee.

FCG provides clients with discrete outsourcing which includes the outsourcing and management of a particular IT function, e.g., help desk or enterprise network management. Under this arrangement, the employees of the client's particular function become employees of FCG and continue to work at the client's site. FCG and the client generally create a service level agreement that defines its scope of work as part of an overall discrete outsourcing contract. The client typically retains ownership of its assets and contracts with FCG on a fixed monthly or annual fee basis.

Under full outsourcing, the Company and its client create a long-term, multi-year engagement where FCG hires all of the client's IT staff, with FCG providing complete management of the IT function. The staff continue to provide the outsourcing services from the client's site, and the client retains ownership of the related assets, e.g., data center, and all hardware and software. FCG and the client typically create service level agreements, with the overall outsourcing contract lasting for three or more years, on an annual fixed fee basis.

See Notes to Consolidated Financial Statements -- Note M for financial information regarding the Company's business segments.

SERVICE DELIVERY

FCG's services are provided by over 1,240 consultants who collectively have expertise in key healthcare, pharmaceutical, financial, administrative and clinical processes, information technologies and applications. FCG believes that its healthcare and pharmaceutical industries focus, information technology expertise, experienced consultants, and research and practice support enable its clients to reduce cost, improve customer service, enhance the quality of patient care, and more rapidly introduce new drug compounds to market.

To ensure client satisfaction, FCG typically assigns a client service or account executive to its clients. The client service executive's primary responsibility is to establish and maintain long-term relationships with clients. The client service executive regularly communicates with the client to ensure client satisfaction and is also responsible for billing decisions on each assignment. For client engagements with multiple independent assignments, FCG assigns a delivery service executive to each assignment. A delivery service executive has specific technology, process or service line expertise and is responsible for supervising the daily functions of the client team and for ensuring that the team's progress is consistent with the client's objectives and schedule. FCG measures every client's satisfaction through a client satisfaction survey completed at six-month intervals during the engagement and again at the conclusion of each assignment.

FCG employs consultants whose individual expertise combines healthcare, insurance, pharmaceutical, information technology and consulting skills. FCG's consultants collectively have developed healthcare and pharmaceutical-specific expertise in key areas such as financial, administrative and clinical processes, care management, clinical decision support, health plan operations, medical and utilization management, outcomes and performance management, physician practice management, ambulatory care, and privacy and confidentiality protection. FCG's consultants also have expertise in implementing, integrating and developing a wide range of information technology and management systems. These systems include packaged software applications, client/server and object-oriented computing technologies, data repositories and data warehousing, electronic commerce and electronic data imaging, networking, web technologies, telemedicine, document management, security, and disaster recovery. FCG has expanded its recruiting efforts to attract and retain the breadth and depth of skills and expertise necessary to compete successfully in the healthcare and pharmaceutical consulting industries.

RESEARCH AND PRACTICE SUPPORT

FCG's services and consultants are supported by internal research, training and a centralized information system which provides real-time access to current industry and technology information and project methodologies, experiences, models and tools. FCG's principal research and practice support initiatives include the Emerging Practices Group, Professional Development Programs, Scottsdale Institute, and Knowledge and Information Technology Exchange (KITE).

EMERGING PRACTICES GROUP

The Emerging Practices Group performs industry research and collects, packages and distributes knowledge regarding emerging trends in the healthcare and pharmaceutical industries. Examples of topics that the Emerging Practices Group has researched are information management practices in emerging integrated delivery networks, process design and redesign for cross continuum care management, impact of government legislation, physician integration, Internet and intranet in healthcare and pharmaceutical, and use of hand-held computing devices. FCG documents research findings, conducts internal and client workshops on these topics, and makes the research available for use in its client engagements.

PROFESSIONAL DEVELOPMENT AND INCENTIVE PROGRAMS

FCG has instituted several professional development and incentive programs to encourage employee retention and to provide support for the professional growth of all its employees. FCG provides training to its employees through an annual four-day educational retreat, as well as ongoing classroom education, computer-based training, distance learning and external seminars. FCG has programs to educate all new employees about the history, culture, and practices of FCG. All employees are required to establish an annual professional development plan for knowledge acquisition, skill development, leadership assessment and training, project management and relationship management. In addition to such programs, FCG encourages equity participation by all employees. All vice presidents must purchase a multiple of their annual salary in FCG Common Stock through the 1994 Restricted Stock Plan, as amended (the "1994 Restricted Stock Plan"). See Notes to Consolidated Financial Statements. All other employees are eligible to participate in the Associate 401(k) and Stock Ownership Plan (the "ASOP"), which matches 50% of employee contributions with a contribution of FCG Common Stock by FCG. See Notes to Consolidated Financial Statements.

SCOTTSDALE INSTITUTE

FCG provides program management, research and advisory support on a long-term contract basis to the Scottsdale Institute. The Scottsdale Institute is a membership organization composed of more than 30 healthcare organizations across the United States, typically represented by their Chief Executive Officers, Chief Operating Officers and Chief Information Officers. Membership is by invitation only. The Scottsdale Institute provides its members with a cost-sharing vehicle for information exchange, problem solving and learning related to improving operations effectiveness through information management. The Emerging Practices Group performs guided research projects in collaboration with groups of three to five Scottsdale Institute member organizations that share common characteristics and information management needs. The Emerging Practices Group delivers research reports and tools to member organizations in areas such as management techniques, organizational models, benchmarking and best practices, methodologies, plans, and vendor information. This research enables FCG to develop practical, applied solutions to problems of leading healthcare organizations and to anticipate service needs of the broader market. FCG has a three-year contract to provide support to the Scottsdale Institute and has provided funding for on-going research.

KNOWLEDGE AND INFORMATION TECHNOLOGY EXCHANGE. FCG's personnel have access to FCG's internal research and to current industry and technology information and project methodologies, experiences, models and tools through KITE. KITE currently houses over 5,500 documents that include industry information, service methodologies and tools, benchmarks and best practice information, and other documentation to support FCG's services and consultants. KITE is updated on a continuous basis with information resulting from each engagement, by the Emerging Practices Group. FCG believes that this resource allows its consultants to utilize engagement-specific information which improves the quality and content of services delivered to clients while reducing cost of delivery.

CLIENTS

In 1998, FCG provided services to over 540 clients primarily in the healthcare, pharmaceutical and life sciences industries in North America and Europe. FCG's clients include leading integrated delivery networks, health plans, acute care centers, academic medical centers, physician organization, governmental agencies, pharmaceutical companies, biotech companies and other organizations.

SALES AND MARKETING

FCG generates a substantial portion of its revenue from existing clients and client referrals and markets its services primarily through its vice presidents and account executives. FCG's vice presidents and account executives develop strong relationships with senior-level information management and other decision-making personnel at leading healthcare and pharmaceutical organizations, and are therefore positioned to market additional strategic and information technology consulting services to FCG's existing clients. FCG maintains these relationships by successfully completing assignments and meeting clients' expectations. In particular, FCG believes that by successfully completing strategic plans for new and existing clients, it will have significant opportunities to offer implementation and integration services to these clients. FCG has demonstrated that this strategy leads to expanded opportunities with its clients and referrals to new clients. In providing its services, FCG obtains an in-depth understanding of its client's processes and internal information technology and business strategies. Through this understanding, FCG plans to provide operations effectiveness services to a greater portion of its client base. Operations effectiveness services involve assessing, designing and improving financial, administrative and clinical process. FCG's vice presidents and practice directors allocate a significant portion of their time to business development and related activities. FCG also employs account executives and business development directors who are dedicated to business development with potential and existing clients.

FCG is frequently engaged to provide multiple services throughout several phases of a client's information technology system lifecycle, including planning, procurement and contracting, implementation, integration and management. As a result of this involvement, FCG's personnel often develop an in-depth understanding of the client's business systems and capabilities and develop strong relationships with personnel within the client organization. These relationships provide FCG with significant opportunities to undertake additional assignments for each client.

In addition to generating assignments from existing clients, FCG attracts new clients through its targeted marketing activities. FCG's marketing activities include public presentations, press releases, publishing and trade show participation. FCG also maintains research reports and "white papers" on its web site, along with other company and industry information. FCG's marketing staff produces a number of sales support tools including presentations, brochures, article reprints, descriptions of FCG's services and case studies.

INTERNATIONAL OPERATIONS

FCG has provided its consulting, integration, and co-management services to clients in Canada, Germany, France, Austria, Switzerland, Republic of Ireland, Mexico and the United Kingdom, and maintains offices in Dublin, Republic of Ireland, Toronto, Canada, Frankfurt, Germany and London, Leeds, Macclesfield and Belfast, United Kingdom. On January 13, 1998, FCG completed the acquisition of a small healthcare consulting firm in the United Kingdom, Greenhalgh and Company Limited. On December 31, 1998, FCG completed the acquisition of London-based Pareto Consulting Ltd., a leading information technology consulting firm to the National Health Service.

FCG intends to expand its international consulting, integration, and co-management services, which will require a significant amount of management's attention and FCG's human and financial resources. FCG may establish additional international operations and hire additional personnel. There can be no assurance that FCG will be able to successfully recruit and retain the necessary number of highly skilled consultants in each country in which it intends to conduct its operations. Any inability to recruit and retain such employees could impair FCG's ability to expand internationally and may have a material adverse effect on FCG's business, financial condition and results of operations. In addition, there can be no assurance that FCG will be able to establish international market demand for its services. FCG's international business may be subject to a variety of risks, including the difficulty of tailoring its services to individual countries' healthcare and pharmaceutical market needs, currency fluctuations, potentially longer payment cycles, potential difficulties in collecting international accounts receivable, the enforcement of contractual obligations and intellectual property rights, potentially adverse tax consequences, increased costs associated with maintaining international marketing efforts, costs of localizing services in international markets, adverse changes in regulatory requirements and possible economic downturns outside of the United States. These factors may have a material adverse effect on FCG's future international operations and, consequently, on its business, financial condition and results of operations. See Notes to Consolidated Financial Statements -- Note M for financial information regarding the Company's international operations.

COMPETITION

The market for healthcare consulting, integration, and co-management services is intensely competitive, rapidly evolving and highly fragmented. The Company has competitors that provide some or all of the services provided by the Company. The Company competes for consulting services with international consulting firms, regional and specialty consulting firms and the consulting groups of international accounting firms such as KPMG LLP, Ernst & Young LLP, Deloitte & Touche LLP, Pricewaterhouse Coopers, LLP, and Andersen Consulting. In its integration and co-management services, the Company competes with information system vendors such as HBO & Company, Inc., Shared Medical Systems Corporation and Integrated Systems Solution Corporation, a division of International Business Machines Corporation; service groups of computer equipment companies; systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, CAP Gemini America, Inc. and Computer Sciences Corporation; clients' internal information management departments; and other healthcare consulting firms such as DAOU Systems, Inc. and Superior Consultant Holdings Corporation. Many of the Company's competitors have significantly greater financial, human and marketing resources than the Company. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than the Company. In addition, as healthcare organizations become larger and more complex, the Company's larger competitors may be better able to serve the needs of such organizations. The Company may not be able to attract and retain the personnel or to dedicate the financial resources necessary to serve these resulting organizations.

The Company believes that it competes primarily on the basis of the quality of its services; however, its clients may become increasingly price-sensitive as competitive pricing pressures increase. Large information technology companies have, in the past, offered consulting services at a substantial discount as an incentive to utilize their implementation services, and software and hardware vendors may provide discounted implementation services for their products. These competitors may in the future discount such services more frequently or offer such services at no charge. There can be no assurance that the Company will be able to compete for price-sensitive clients on the basis of its current pricing or cost structure, or that the Company will be able to lower its prices or costs in order to compete effectively. Furthermore, many of the Company's competitors have long-standing business relationships with key personnel at healthcare organizations which could prevent or delay the Company from expanding its client base. While the Company believes that it has been able to compete successfully on the basis of the quality and range of its services and the accumulated expertise of its consultants. The Company may not be able to compete effectively with current and future competitors or that competitive pressures faced by the Company will not cause the Company's revenue or operating margins to decline or otherwise materially adversely affect its business, financial condition and results of operations.

LIMITED PROTECTION OF PROPRIETARY INFORMATION AND PROCEDURES

The Company's ability to compete effectively depends on its ability to protect its proprietary information, including its proprietary methodologies, research, tools, software code and other information. The Company relies primarily on a combination of copyright and trade secret laws and confidentiality procedures to protect its intellectual property rights. The Company requests that its consultants and employees sign confidentiality agreements and generally limits access to and distribution of its research, methodologies and software codes. The steps taken by the Company to protect its proprietary information may not be adequate to prevent its misappropriation. In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. The unauthorized use of the Company's intellectual property could have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. Third parties could assert infringement claims against the Company in the future. Such claims will not result in protracted and costly litigation, regardless of the merits of such claims.

EMPLOYEES

As of December 31, 1998, FCG had 1,508 employees, 68 of who were vice presidents. FCG's vice presidents are stockholders of FCG and are responsible for new business development, client relationships, staff development, company leadership, service delivery and the long-term strategy of FCG.

FCG believes that its relationship with its employees is good. A November 1998 survey of 200 FCG employees by Fortune Magazine, indicated that 95% of employees agreed that "FCG is a great place to work."

The Company uses a variety of techniques to identify and recruit qualified candidates to support its growth. The Company employs full time recruiters dedicated to the recruitment and hiring of personnel. One of the Company's most successful sources of new hires is the StarQuest, or internal employee referral program, which encourages employees to recommend or refer qualified candidates for employment with the Company, and rewards referring employees with referral bonuses. The Company also places advertisements in various newspapers and uses professional search firms to identify candidates for hire. The Company participates in job fairs, and sponsors independent recruiting events, such as open houses and free technical seminars.

VENDOR RELATIONSHIPS

Through ISCG, FCG's wholly-owned subsidiary, FCG has established non-exclusive partnership arrangements with software vendors that market technology or application solutions to ISCG's current and prospective clients. In 1998, FCG increased the number of formalized relationships with vendors. The vendor partnership and alliance programs of which FCG is a part have provided FCG with sales leads, reselling commissions, marketing assistance revenues, increased publicity, discounted software, specialized training programs, participation in beta software programs and privileged information about vendors' technical and marketing strategies. ISCG currently maintains marketing partnerships with Borland International, Inc., Cornerstone, Documentum, Inc., ESPS, Hewlett-Packard, Kofax, Microframe Technologies, Inc., Microsoft, Oracle Corporation, Silverstream Software Inc., and Sybase. In addition, the Company has written agreements with more than 15 other vendors relating to product implementation activities, including training and education of FCG consultants, updates on new release and product plans, and joint client service programs.

RISKS RELATING TO THE BUSINESS OF FCG

FCG MAY BE UNABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES. FCG's business is labor-intensive and requires highly skilled employees. Most of FCG's consultants possess extensive expertise in healthcare, insurance, pharmaceutical, information technology and consulting fields. To serve a growing client base, FCG must continue to recruit and retain qualified personnel with expertise in each of these four fields. Competition for such personnel is intense. FCG competes for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms and other businesses. Many of these entities have substantially greater financial and other resources than FCG. FCG may not be able to recruit and retain a sufficient number of qualified personnel to serve existing and new clients. If FCG fails to recruit and retain a sufficient number of qualified personnel, FCG's ability to expand its client base or services could be impaired and FCG's business, financial condition and results of operations could be adversely effected.

CONTINUED OR INCREASED EMPLOYEE TURNOVER COULD NEGATIVELY AFFECT FCG'S BUSINESS. FCG has experienced employee turnover as a result of (1) dependence on lateral hiring of consultants, (2) travel demands imposed on its consultants, and (3) loss of employees to competitors and clients. Continued or increased employee turnover could materially adversely affect FCG's business, financial condition and results of operations. In addition, many of FCG's consultants develop strong business relationships with FCG's clients. FCG depends on these relationships to generate additional assignments and engagements. The loss of a substantial number of consultants could erode FCG's client base and decrease FCG's revenue.

THERE ARE VARIOUS FACTORS WHICH MAY CAUSE FCG'S NET REVENUES AND OPERATING RESULTS TO FLUCTUATE. FCG's net revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside FCG's control. These factors may include:

      o     Losing key personnel and other employees

      o     Losing one or more significant clients

      o     Consummating an acquisition

      o     Costs of integrating acquired operations

      o     Timing and collection of payments and new client engagementS

      o     Delays in securing and completing client engagements

      o Fluctuations in market demand for FCG's services, consultant hiring and utilizatioN

      o     Variability in the number of billable days

      o Availability of foreign net operating losses and other credits against FCG's earningS

      o     Increased competition and pricing pressures

      o Changes in business strategy, pricing and billing policies of FCG and its competitorS

      o     International currency fluctuations

      o     Timing of certain general and administrative expenses

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

THE VARIABLE NUMBER OF BILLABLE DAYS IN A QUARTER MAY AFFECT FCG'S NET REVENUE AND NET OPERATING EXPENSES. FCG's net revenue and operating expenses vary depending on the number of billable days in any given quarter. FCG typically has a lower number of billable days in the second and fourth quarters of every year. In the second quarter of each year, FCG requires employee attendance at an annual meeting of a majority of its employees. In the fourth quarter of each year, FCG also encourages its employees to take vacation during the December holidays. The number of billable days may also vary as a result of vacation days, sick time, paid and unpaid leave and other holidays.

THE LENGTH OF TIME REQUIRED TO ENGAGE A CLIENT AND TO COMPLETE AN ASSIGNMENT MAY BE UNPREDICTABLE AND COULD NEGATIVELY IMPACT FCG'S NET REVENUES AND OPERATING RESULTS. The timing of client engagements and service fulfillment is not predictable with any degree of accuracy. Prior engagement cycles are not necessarily an indication of the timing of future client engagements or revenues.

Prior to client engagements, FCG typically spends a substantial amount of time and resources (1) identifying strategic or business issues facing the client,
(2) defining engagement objectives, (3) gathering information, (4) preparing proposals and (5) negotiating contracts. FCG may be required to hire new consultants before securing a client engagement. Clients may defer committing to new assignments for any length of time and for any reason. Such deferrals could require FCG to maintain a significant number of under-utilized consultants during any given period. In addition, failing to procure an engagement after spending such time and resources could materially adversely effect FCG's business, financial condition and results of operations.

The length of time required to complete an assignment often depends on factors outside FCG's control, including:

      o     Existing information systems at the client site

      o Changes or the anticipation of changes in the regulatory environment affecting healthcare and pharmaceutical organizations

      o     Budgetary cycles and constraints

      o     Availability of personnel and other resources

      o     Consolidation in the healthcare and pharmaceutical industries

FCG may be unable to satisfy objectives and complete projects and services. Any such failure may result in write-offs of client billings, reduction in engagements or loss of clients. FCG's failure to deliver the services required by the client on a timely basis or within anticipated budgets could materially adversely affect FCG's business, financial condition and results of operations.

IF FCG IS UNABLE TO GENERATE ADDITIONAL REVENUE FROM ITS EXISTING CLIENTS, FCG'S BUSINESS MAY BE NEGATIVELY AFFECTED. FCG's success depends on obtaining additional engagements from its existing clients. A substantial portion of FCG's revenues are derived from services provided to its existing clients. The loss of a small number of clients may result in a material decline in revenues and cause FCG to fail to meet public market expectations of its financial performance and operating results. Any material failure on the part of FCG to generate additional revenues from its existing clients may materially adversely effect FCG's business, financial condition and results of operations.

IF FCG IS UNABLE TO MANAGE ITS GROWTH, ITS BUSINESS MAY BE NEGATIVELY IMPACTED. FCG's business has grown rapidly in recent years. This growth has placed new and increased demands on FCG's vice presidents and other management personnel. This growth has also placed significant and increasing demands on FCG's financial, technical and operational resources and on its information systems. To manage any future growth, FCG must (1) extend its financial reporting and information management systems to a growing number of offices and employees, and (2) develop and implement new procedures and controls to accommodate new operations, services and clients. Increasing operational and administrative demands may make it difficult for FCG's vice presidents to engage in business development activities. Adding a significant number of new employees and offices may also impair FCG's ability to maintain its service delivery standards and corporate culture. In addition, FCG has in the past changed, and may in the future change, its organizational structure and business strategy. Such changes may result in operational inefficiencies and delays in delivering FCG's services. Such changes could also cause a disruption in FCG's business and could have a material adverse effect on FCG's business, financial condition and results of operations. If FCG fails to effectively manage its growth, FCG's business, financial condition and results of operations could be adversely affected.

FCG'S FAILURE TO ACQUIRE AND SUCCESSFULLY INTEGRATE THE BUSINESSES FCG ACQUIRES COULD NEGATIVELY IMPACT FCG. FCG intends to grow, in part, by acquiring complementary professional practices within the healthcare and pharmaceutical industries. In 1998, FCG completed two acquisitions and is in the process of completing a third acquisition. Integrating acquired operations is a complex, time-consuming and expensive process. All acquisitions involve risks that could materially and adversely effect FCG's business and operating results. These risks include (1) distracting management from the business of FCG, (2) losing key personnel and other employees, (3) losing clients, (4) costs, delays and inefficiencies associated with integrating acquired operations and personnel, and (5) amortizing the cost of acquired assets and goodwill. Acquired businesses may not enhance FCG's services, provide FCG with increased client opportunities or result in growth. Combining acquired operations with FCG may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may result in the loss of employees and clients. Failing to acquire and successfully integrate complementary practices could materially adversely effect FCG's business, financial condition and results of operations.

FCG'S INTERNATIONAL OPERATIONS CREATE SPECIALIZED RISKS THAT CAN NEGATIVELY AFFECT FCG. FCG provides its services to international clients. Expanding into international markets will require FCG to (1) spend a significant amount of management, human and financial resources, (2) hire additional personnel, and
(3) establish international offices. FCG may be unable to recruit and retain a sufficient number of qualified consultants in each country in which it intends to conduct its business. If FCG fails to recruit and retain qualified employees, FCG's ability to expand internationally may be impaired and FCG's business, financial condition and results of operations could be adversely effected. FCG's international operations are subject to a variety of risks, including:

      o Difficulties and costs of localizing services in international markets

      o     Unfavorable pricing and price competition

      o     Currency fluctuations

      o     Longer payment cycles in some countries

      o     Difficulties in collecting international accounts receivable

      o Difficulties in enforcing contractual obligations and intellectual property rights

      o     Adverse tax consequences

      o Increased costs associated with maintaining international marketing efforts and offices

      o     Adverse changes in regulatory requirements

      o     Economic instability

Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance and may materially adversely effect FCG's business, financial condition and results of operations.

IF FCG DOES NOT COMPETE EFFECTIVELY IN THE HEALTHCARE AND PHARMACEUTICAL INFORMATION SERVICES INDUSTRIES, THEN ITS BUSINESS MAY BE NEGATIVELY IMPACTED. The market for healthcare and pharmaceutical information technology consulting is very competitive. FCG has competitors that provide some or all of the services provided by FCG. In strategic consulting services, FCG compete with (1) international consulting firms, (2) regional and specialty consulting firms and
(3) the consulting groups of international accounting firms such as KPMG LLP, Ernst & Young LLP, Deloitte & Touche LLP, PricewaterhouseCoopers, LLP and Andersen Consulting. In implementation and integration services,

FCG competes with (1) information system vendors such as HBO & Company, Inc., Shared Medical Systems Corporation and Integrated Systems Solution Corporation, a division of International Business Machines Corporation, (2) service groups of computer equipment companies, (3) systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, CAP Gemini America, Inc. and Computer Sciences Corporation, (4) clients' internal information management departments, (5) other healthcare consulting firms such as DAOU Systems Inc. and Superior Consultant Holdings Corporation and (6) other pharmaceutical consulting firms such as Andersen Consulting, Technology Solutions Corporation, Cap Gemini America, Computer Sciences Corporation's consulting division, and Cambridge Technology Partners, Inc.

IF FCG FAILS TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH VENDORS OF SOFTWARE AND HARDWARE PRODUCTS, IT COULD HAVE A NEGATIVE EFFECT ON FCG'S ABILITY TO SECURE ENGAGEMENTS. A wholly-owned subsidiary of FCG has established a non-exclusive partnership arrangement with Documentum, Inc. Documentum markets document management software applications largely to the pharmaceutical industry. FCG believes that its relationship with this vendor is important to its sales, marketing, and support activities. FCG integrates Documentum's software products into clients' systems. If a client or prospective client selects one of Documentum's products, FCG may be hired to integrate the product into the client's system. If FCG fails to maintain its relationship with Documentum or fails to establish relationships with other vendors, FCG's business could be materially adversely effected.

Many of FCG's competitors have significantly greater financial, human, and marketing resources than FCG. Such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than FCG. FCG may be unable to compete effectively with current and future competitors. Competitive pressures may cause FCG's revenue or operating margins to decline or otherwise materially adversely effect its business, financial condition and results of operations.

THE DISRUPTION OR FAILURE OF COMPUTER PROGRAMS AND SYSTEMS DUE TO THEIR INABILITY TO PROCESS DATE/TIME INFORMATION BETWEEN THE TWENTIETH AND TWENTY-FIRST CENTURIES MAY CAUSE AN INTERRUPTION IN AND NEGATIVELY IMPACT FCG'S BUSINESS. Many existing computer programs and systems, including those used by FCG's clients, use only two digits to identify the year in the date field. These programs may be unable to process date/time information between the twentieth and twenty-first centuries. This inability could cause the disruption or failure of such computer systems (the "Y2K Problem"). Solving the Y2K Problem will require a large amount of time and resources. FCG's clients may have to reallocate a significant portion of their budgets away from FCG's services to address this problem. Such reallocation would have a material adverse effect on FCG's business, financial condition and results of operations. FCG's current time and billing systems are not Y2K compliant. FCG has purchased an upgrade to these systems that will render them Y2K compliant. FCG expects to complete deployment of this upgrade in the second or third quarter of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Year 2000 Compliance" for a more detailed discussion.

THE LOSS OF FCG'S VICE PRESIDENTS AND EXECUTIVE OFFICERS COULD NEGATIVELY AFFECT FCG. FCG's performance depends on the continued service of its vice presidents, executive officers and senior managers. In particular, FCG depends on such persons to secure new clients and engagements and to manage the business and affairs of FCG. The loss of such persons could result in disruption of FCG's business, stock price volatility and could have a material adverse effect on FCG's business, financial condition and results of operations. FCG has not entered into long-term employment contracts with any of its employees and does not maintain key employee life insurance.

IF FCG FAILS TO MEET CLIENT EXPECTATIONS IN THE PERFORMANCE OF ITS SERVICES, FCG'S BUSINESS COULD SUFFER. FCG's services often involve complex information systems and software which are critical to the clients' operations. FCG's failure to meet client expectations in the performance of its services may damage FCG's reputation in the healthcare and pharmaceutical industries and adversely affect its ability to attract and retain clients. If a client is not satisfied with FCG's services, FCG will generally spend additional human and other resources at its own expense to ensure client satisfaction. Such expenditures will typically result in a lower margin on such engagements and could materially adversely effect FCG's business, financial condition and results of operations.

In the course of providing its services, FCG will often recommend the use of other software and hardware products. These products may not perform as expected or contain defects. If this occurs, FCG's reputation could be damaged and it could be subject to liability. FCG attempts to limit its exposure to potential liability claims. Such limitations may not be effective. A successful liability claim brought against FCG may adversely affect FCG's reputation in the healthcare and pharmaceutical industries and could have a material adverse effect on FCG's business, financial condition and results of operations. Although FCG maintains liability insurance, such insurance may not provide adequate coverage for successful claims against FCG.

FCG's outsourcing activities entail significant engagements in which FCG will commit to specific service level agreements that define FCG's responsibilities over the contracted period. Any failure on the part of FCG to meet contracted service levels may result in financial penalty or default of the contract, and may have a material adverse effect on the Company. FCG's outsourcing engagements are typically performed on a fixed price basis where FCG hires part or all of a client's IT personnel. There can be no assurance that FCG will be able to retain these individuals, and effectively hire additional personnel as needed to meet the obligations of its contract. FCG's ability to achieve profitability in its outsourcing activities is dependent upon the accuracy of its forecasting and its ability to deliver the contracted scope of services within the constraints of the fixed price contract. Any failure by the Company in these areas may have a material adverse effect on the profitability of its outsourcing business.

IF FCG FAILS TO KEEP PACE WITH REGULATORY AND TECHNOLOGICAL CHANGES, THEN FCG'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. The healthcare and pharmaceutical industries are subject to regulatory and technological changes that may affect the procurement practices and operations of healthcare and pharmaceutical organizations. During the past several years, the healthcare and pharmaceutical industries have been subject to an increase in governmental regulation and reform proposals. These reforms could increase governmental involvement in the healthcare and pharmaceutical industries, lower reimbursement rates or otherwise change the operating environment of FCG's clients. Healthcare and pharmaceutical organizations may react to these proposals by curtailing or deferring investments, including those for FCG's services. FCG cannot predict with any certainty what impact, if any, such legislative reforms could have on its business.

Technological change in the network and application markets has created high demand for consulting, implementation and integration services. If the pace of technological change were to diminish, FCG could experience a decrease in demand for its services. Any material decrease in demand would materially adversely effect FCG's business, financial condition and results of operations.

CHANGES IN THE HEALTHCARE AND PHARMACEUTICAL INDUSTRIES COULD NEGATIVELY
IMPACT FCG'S REVENUES. FCG derives a substantial portion of all of its revenue from clients in the healthcare industry. As a result, FCG's business, financial condition and results of operations are influenced by conditions affecting this industry, particularly current trends towards consolidation among healthcare and pharmaceutical organizations. Such consolidation may reduce the number of existing and potential clients for FCG's services. In addition, the resulting organizations could have greater bargaining power, which could erode the current pricing structure for FCG's services. The reduction in the size of FCG's target market or the failure of FCG to maintain its pricing strategies could have a material adverse effect on FCG's business, financial condition and results of operations.

A substantial portion of FCG's revenues has come from companies in the pharmaceutical business. FCG's revenues are, in part, linked to the pharmaceutical industry's research and development expenditures. Should any of the following events occur in the pharmaceutical industry, FCG's business could be negatively affected in a material way:

      o     The industry's general economic environment changes adversely

      o     Companies continue to consolidate

      o Research and development expenditures or pharmaceutical companies' expenditures on technology in general decrease

A trend in the pharmaceutical industry is for companies to "outsource" either large information technology-dependent projects or their information systems staffing requirements. Outsourcing means that, rather than utilize its own employees, a company contracts with a third party to undertake an entire project or to provide technical personnel to augment their own staff. FCG benefits when pharmaceutical companies outsource to it. If this outsourcing trend slows down or stops, FCG financial condition and results of operations could be impacted in a materially adverse way.

FCG MAY BE UNABLE TO EFFECTIVELY PROTECT ITS PROPRIETARY INFORMATION AND PROCEDURES. FCG must protect its proprietary information, including its proprietary methodologies, research, tools, software code and other information. To do this, FCG relies on a combination of copyright and trade secret laws and confidentiality procedures to protect its intellectual property. These steps may not protect FCG's proprietary information. In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States. FCG is currently providing its services to clients in international markets. FCG's proprietary information may not be protected to the same extent as provided under the laws of the United States, if at all. The unauthorized use of FCG's intellectual property could have a material adverse effect on FCG's business, financial condition or results of operations. In addition, third parties may assert infringement claims against FCG in the future. Such claims may result in protracted and costly litigation, regardless of the merits of such claims.

FCG'S MANAGEMENT MAY BE ABLE TO EXERCISE CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL. FCG's current officers, directors, and others affiliated with FCG beneficially own approximately 60%, of the outstanding shares of FCG Common Stock. As a result, FCG's existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations and sales of all or substantially all of the assets of FCG.

ITEM 2. PROPERTIES

FCG's headquarters is located in approximately 18,000 square feet of leased office space in Long Beach, California. As a result of the merger with ISCG, FCG acquired leases of approximately 52,000 square feet in Wayne, Pennsylvania, which house the majority of the employees who worked for ISCG. FCG also leases an aggregate of approximately 101,000 square feet of office space in the following cities: Oakland, California; Somerset and Morristown, New Jersey; Bethesda, Beltsville and Baltimore, Maryland; New York City, New York; Tampa, Florida; Detroit and Okemos, Michigan; Houston and Dallas, Texas; Boston, Massachusetts; Pittsburgh, Pennsylvania; Chicago, Illinois; Atlanta, Georgia; Seattle, Washington; Denver, Colorado; Vienna and Alexandria, Virginia; Dublin, Ireland; London, Macclesfield and Belfast, United Kingdom; and Tegucigalpa, Honduras. FCG is expanding its headquarters leased space in the Long Beach headquarters to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, FCG may be involved in claims or litigation that arise in the normal course of business. FCG is not currently a party to any legal proceedings which, if decided adversely to FCG, would have a material adverse effect on FCG's business, financial condition, or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company's stockholders was held on December 18, 1998 to approve the issuance of shares of the Common Stock of the Company pursuant to the Agreement and Plan of Merger and Reorganization, dated as of September 9, 1998, by and among the Company, Integrated Systems Consulting Group, Inc., a Delaware Corporation and Foxtrot Acquisition Sub, Inc., a Delaware Corporation and a wholly-owned subsidiary of FCG, as amended by the First Amendment dated as of November 11, 1998 (the "Merger Agreement") and to transact such other business as may properly come before the special meeting. The Company's stockholders of record as of the close of business on November 10, 1998 were mailed a notice of the special meeting, a joint proxy statement/prospectus and proxy relating to the issuance of shares of FCG Common Stock. The issuance of shares of FCG Common Stock pursuant to the Merger Agreement was approved.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since February 13, 1998, FCG Common Stock has been quoted on Nasdaq under the symbol "FCGI." The table below sets forth, for the quarters indicated, the reported high and low sale prices of FCG Common Stock reported on the Nasdaq National Market.

                                              FCG COMMON STOCK
                                           -----------------------
                 1998                      HIGH                LOW
                 ----                      ----                ---
                 First Quarter..........  $20.88             $17.50

                 Second Quarter.........   29.13              18.50

                 Third Quarter..........   29.00              13.88

                 Fourth Quarter.........   24.13               8.75

As of February 28, 1999, there were approximately 477 record holders of FCG Common Stock. Other than dividends previously paid by an acquired company to its individual owner, FCG has never paid cash dividends on its Common Stock and presently intends to continue to retain its earnings for use in the businesses.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial information of FCG as of December 31, 1997 and 1998 and for each of the years ended December 31, 1996, 1997 and 1998, has been derived from and should be read in conjunction with the consolidated financial statements of FCG and related notes thereto included elsewhere in this Report. The selected historical consolidated financial information of FCG as of December 31, 1994, 1995 and 1996 and for the years ended December 31, 1994 and December 31, 1995, have been derived from the audited consolidated financial statements of FCG which are not included in this Report.

On September 9, 1998 the merger agreement in its definitive form with Integrated Systems Consulting Group ("ISCG") was executed and jointly announced. On December 18, 1998, FCG completed its merger with ISCG. In December 1998, FCG also completed a merger with Pareto Consulting Ltd. ("Pareto"). The mergers were accounted for as poolings of interests and all prior period consolidated financial data presented herein has been restated to include the combined results of the acquisitions as though they had always been part of FCG.

(In Thousands, Except Per Share Data)                                       YEARS ENDED DECEMBER 31
                                                           ----------------------------------------------------
                                                             1998       1997      1996       1995        1994
                                                           --------   --------   -------   --------    --------
Statement of Operations Data:
       Net revenue .....................................   $196,290   $137,121   $98,412   $ 70,796    $ 45,363
       Cost of services ................................    110,836     80,191    59,454     40,197      25,942
                                                           --------   --------   -------   --------    --------
                Gross profit ...........................     85,454     56,930    38,958     30,599      19,421

       General and administrative expenses .............     63,290     44,554    32,387     23,198      13,567
       Merger related costs ............................      6,041       --        --         --          --
       Compensation expenses related to stock issuances        --        6,060       588        385        --
                                                           --------   --------   -------   --------    --------
                Income from operations .................     16,123      6,316     5,983      7,016       5,854

       Interest income (expense), net ..................      2,307        392       396        (33)       (142)
       Other income, net ...............................         55        119        44         18          32
                                                           --------   --------   -------   --------    --------
                Income before income taxes .............     18,485      6,827     6,423      7,001       5,744

       Provision for income taxes ......................     10,234      4,488     2,797      2,815       2,457
                                                           --------   --------   -------   --------    --------
                Net income .............................   $  8,251   $  2,339   $ 3,626   $  4,186    $  3,287
                                                           ========   ========   =======   ========    ========

       Basic net income per share ......................   $   0.38   $   0.14   $  0.26   $   0.36    $   0.24
       Diluted net income per share ....................   $   0.36   $   0.13   $  0.23   $   0.34    $   0.23
       Shares used in computing basic net income
          per share ....................................     21,567     16,234    14,142     11,578      13,685
       Shares used in computing diluted net
       income per share ................................     23,010     17,471    15,505     12,451      14,362

Balance Sheet Data (at end of period):
       Cash and cash equivalents .......................   $ 20,737   $ 12,187   $ 9,595   $  5,215    $  2,656
       Total assets ....................................    130,461     59,294    45,084     29,674      16,679
       Long-term debt ..................................        238        262     2,692      3,362       3,638
       Total stockholders' equity ......................     92,586     27,080    21,614      7,039       2,572

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto contained elsewhere in this Report. Except for the historical information contained herein, the discussion in this Report contains certain forward-looking statements that involve risks and uncertainties, such as statements of FCG's plans, objectives, expectations and intentions. The cautionary statements made in this Report should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. FCG's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in this section and the section entitled "Risks Relating to the Business of FCG" as well as those discussed elsewhere in this Report.

OVERVIEW

FCG provides services to payors, providers, government agencies, pharmaceutical, biogenetic, and life science companies, and other healthcare organizations in North America and Europe. FCG generates substantially all of its revenue from fees for professional services. FCG typically bills for its services on an hourly, fixed-fee or monthly fixed-fee basis as specified by the agreement with a particular client. FCG establishes either standard or target hourly rates for each level of consultant based on several factors including industry and assignment-related experience, technical expertise, skills and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the hourly rate for the consultant(s) assigned to the engagement. Fixed fees are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of consultants required to complete the assignment. Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates charged by FCG. For services billed on an hourly basis, FCG recognizes revenue as services are performed. For services billed on a fixed fee basis, FCG recognizes revenue using the percentage of completion method based on the amount of time completed on each assignment versus the projected number of hours required to complete such assignment. Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements. Unplanned adjustments to revenue are booked at the time they are known. Out-of-pocket expenses are reimbursed by clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on the Company's experience. FCG may obtain payment in advance of providing services. These advances are recorded as deferred revenue and reflected as a liability on FCG's balance sheet.

Cost of services primarily consists of the salaries, bonuses and related benefits of client-serving consultants and subcontractor expenses. General and administrative expenses primarily consist of the costs attributable to the development of the business and the support of its client-serving professionals, such as: non-billable travel, office space occupancy; investments in FCG's information systems, research and practice support and quality initiatives; salaries and expenses for executive management, financial accounting and administrative personnel; expenses for firm and service line governance meetings; recruiting fees and professional development and training; and marketing, legal and other professional services. As associate related costs are relatively fixed, variations in FCG's revenues and operating results can occur as a result of variations in billing margins and utilization rates of its billable associates.

The Company routinely reviews its fees for services, professional compensation and overhead costs to ensure that its services and compensation are competitive within the industry. In addition, FCG routinely monitors the progress of client projects with its clients' senior management. Quality of Service Questionnaires are sent to the client after each engagement with the results compiled and reported to FCG executive management.

In connection with the ASOP and certain non-qualified stock options granted to FCG's vice presidents, FCG recognizes compensation expense on its consolidated statement of operations. The recurring portion of FCG's compensation expense relating to stock issuances and the amortization of deferred compensation is reflected in FCG's consolidated statements of operations as general and administrative expenses or cost of services based on the function of the employee to whom the charge relates. Since 1998, FCG has granted all stock options at fair market value. In connection with the ASOP, FCG matches employee 401(k) contributions with shares of FCG Common Stock based on the fair market value of the shares.

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of December 31, 1998, approximately 81% of FCG's 1,508 employees are consultants, and the salaries and benefits of such consultants are recognized in FCG's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given month. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

FCG's effective tax rate has varied from period to period due to non-deductible losses from FCG's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP, and merger related activities. The Company believes that its tax rate has normalized around the 43% rate level.

RECENT DEVELOPMENTS

On September 9, 1998 the merger agreement in its definitive form with Integrated Systems Consulting Group ("ISCG") was executed and jointly announced. On December 18, 1998, FCG completed its merger with ISCG. In December 1998, FCG also completed a merger with Pareto Consulting Ltd. ("Pareto"). The mergers were accounted for as poolings of interests and all prior period consolidated financial data presented herein has been restated to include the combined results of the acquisitions as though they had always been part of FCG.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NET REVENUE. FCG's net revenue increased to $196.3 million, or 43.2%, for the year ended December 31, 1998 from $137.1 million for the year ended December 31, 1997. This increase was primarily attributable to an increase in revenue from FCG's core business service lines including application development, integration services, implementation services, and operations effectiveness.

COST OF SERVICES. Cost of services increased to $110.8 million, or 38.2%, for the year ended December 31, 1998 from $80.2 million for the year ended December 31, 1997. The increase was primarily attributable to an increase in the number of client-serving consultants hired during the period to respond to the Company's growth. Cost of services as a percentage of revenue decreased to 56.5% for the year ended December 31, 1998 from 58.5% for the year ended December 31, 1997. This decrease was primarily attributable to increased realization of standard and target fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $63.3 million, or 42.1%, for the year ended December 31, 1998 from $44.6 million for the year ended December 31, 1997. General and administrative expenses as a percentage of revenue decreased slightly to 32.2% for the year ended December 31, 1998 from 32.5% for the year ended December 31, 1997. These expenses are principally related to increases in administrative expenses to support FCG's growth and increased consulting capacity. The dollar increase reflects the Company's continued emphasis on its investment in recruiting, professional development and training, and geographical expansion to support the growth of its business.

MERGER RELATED COSTS. Merger related costs increased to $6.0 million for the year ended December 31, 1998 from zero for the year ended December 31, 1997. This increase was primarily attributable to costs incurred with the definitive agreement between FCG and ISCG, and secondarily, the costs as a result of the termination of a potential business combination contemplated by ISCG prior to the definitive merger agreement between FCG and ISCG.

COMPENSATION EXPENSES RELATED TO STOCK ISSUANCES. Compensation expenses related to stock issuances decreased to zero for the year ended December 31, 1998 from $6.1 million for the year ended December 31, 1997. This decrease was attributable to the discontinuance of certain compensatory stock and option issuances.

INTEREST INCOME, NET. Interest income, net of interest expense, increased to $2.3 million for the year ended December 31, 1998 from $392,000 for the year ended December 31, 1997. Interest income net of interest expense as a percentage of revenue increased to 1.2% for the year ended December 31, 1998 from 0.3% for the year ended December 31, 1997. This increase was primarily attributable to the investment of net proceeds from FCG's initial public offering in February 1998.

INCOME TAXES. Income taxes as a percentage of income before income taxes decreased to 55.4% for the year ended December 31, 1998 from 65.7% for the year ended December 31, 1997 due to a reduction in certain non-deductible compensation related expenses partly offset by certain non-deductible merger related costs in the current period.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996

NET REVENUE. FCG's net revenue increased to $137.1 million, or 39.3%, for the year ended December 31, 1997 from $98.4 million for the year ended December 31, 1996. This increase was primarily attributable to an increase in revenue and client-serving consultants' utilization from FCG's core business service lines including application development, integration services, implementation services, and operations effectiveness.

COST OF SERVICES. Cost of services increased to $80.2 million, or 34.9%, for the year ended December 31, 1997 from $59.5 million for the year ended December 31, 1996. The increase was primarily attributable to an increase in the number of client-serving consultants. Cost of services as a percentage of revenue decreased to 58.5% for the year ended December 31, 1997 from 60.4% for the year ended December 31, 1996. This decrease was primarily attributable to increased utilization rates for FCG's consultants during the year ended December 31, 1997. FCG believes that the increase in utilization rates was primarily attributable to the discontinuation of certain incentive programs and the resulting reallocation of billable resources to projects across geographic regions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $44.6 million, or 37.6%, for the year ended December 31, 1997 from $32.4 million for the year ended December 31, 1996. This increase was primarily attributable to FCG's relocation to a larger corporate facility, increases in facilities costs (office rent and utilities) and facility related costs (such as depreciation of computer equipment, amortization of software and leasehold improvements, expansion of computer networks, additional software costs and the costs of related support personnel), recruiting expenses, an increase in non-billable personnel relating to an increase in the number of client-serving personnel, expanded marketing initiatives, expansion into the United Kingdom, and continued efforts to enhance and improve FCG's internal infrastructure including upgrades to its management information systems. General and administrative expenses as a percentage of revenue decreased to 32.5% for the year ended December 31, 1997 from 32.9% for the year ended December 31, 1996.

COMPENSATION EXPENSES RELATED TO STOCK ISSUANCES. Compensation expenses related to stock issuances increased to $6.1 million for the year ended December 31, 1997 from $588,000 for the year ended December 31, 1996. This increase was primarily attributable to a $4.2 million non-cash charge associated with an allocation of 568,000 shares of FCG Common Stock to employees pursuant to a one-time modification of the ASOP and a non-recurring compensation expense of $1.2 million resulting from the difference between estimated average fair market value and cost of the allocated ASOP shares.

INTEREST INCOME, NET. Interest income, net of interest expense, decreased to $392,000 for the year ended December 31, 1997 from $396,000 for the year ended December 31, 1996. Interest income net of interest expense as a percentage of revenue decreased to 0.3% for the year ended December 31, 1997 from 0.4% for the year ended December 31, 1996.

INCOME TAXES. Income taxes as a percentage of income before income taxes increased to 65.7% for the year ended December 31, 1997 from 43.5% for the year ended December 31, 1996 due to an increase in certain non-deductible compensation related expenses.

QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited statements of operations data for the eight quarters ended December 31, 1998, as well as such data expressed as a percentage of the Company's net revenue for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of the Company's management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Company's annual audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

                  UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                FIRST         SECOND          THIRD          FOURTH
                                                               QUARTER        QUARTER        QUARTER         QUARTER
                                                               -------        -------         -------        -------
1998
Net revenue..........................................          $43,569        $47,792         $51,082        $53,847
Cost of services.....................................           25,489         26,589          28,550         30,208
                                                               -------        -------         -------        -------
       Gross profit..................................           18,080         21,203          22,532         23,639
General and administrative expenses..................           13,811         15,373          16,433         17,673
Merger related cost..................................                -              -             486          5,555
                                                               -------        -------         -------        -------
       Income from operations........................            4,269          5,830           5,613            411
Interest income (expense), net.......................              423            545             593            746
Other income, net....................................               27              8              13              7
                                                               -------        -------         -------        -------
       Income before income taxes....................            4,719          6,383           6,219          1,164
Provision for income taxes...........................            1,927          3,048           2,848          2,411
                                                               -------        -------         -------        -------
       Net income (loss).............................           $2,792         $3,335          $3,371       $(1,247)
                                                               =======        =======         =======        =======
Diluted net income (loss) per share                              $0.13          $0.14           $0.14        $(0.06)
                                                               =======        =======         =======        =======

1997
Net revenue..........................................          $29,635        $32,474         $36,544        $38,468
Cost of services.....................................           17,567         18,903          21,189         22,532
                                                               -------        -------         -------        -------
       Gross profit..................................           12,068         13,571          15,355         15,936
General and administrative expenses..................            9,714         10,561          11,970         12,309
Compensation expenses related to stock issuances.....              523            523             815          4,199
                                                               -------        -------         -------        -------
       Income (loss) from operations.................            1,831          2,487           2,570          (572)
Interest income (expense), net.......................              123             77              89            103
Other income, net....................................               91             10               9              9
                                                               -------        -------         -------        -------
       Income (loss) before income taxes.............            2,045          2,574           2,668          (460)
Provision for income taxes...........................              959          1,207           1,226          1,096
                                                               -------        -------         -------        -------
       Net income (loss).............................           $1,086         $1,367          $1,442       $(1,556)
                                                               =======        =======         =======        =======
Diluted net income (loss) per share                              $0.06          $0.08           $0.08        $(0.09)
                                                               =======        =======         =======        =======


                                              PERCENTAGE OF NET REVENUE

                                                          FIRST         SECOND         THIRD           FOURTH
                                                         QUARTER        QUARTER        QUARTER         QUARTER
                                                         -------        -------        -------         -------
1998
Net revenue..........................................     100.0%         100.0%         100.0%          100.0%
Cost of services.....................................      58.5           55.6           55.9            56.1
                                                         -------        -------        -------         -------
       Gross profit..................................      41.5           44.4           44.1            43.9
General and administrative expenses..................      31.7           32.2           32.2            32.8
Merger related cost..................................       0.0            0.0            1.0            10.3
                                                         -------        -------        -------         -------
       Income from operations........................       9.8           12.2           11.0             0.8
Interest income (expense), net.......................       1.0            1.1            1.2             1.4
Other income, net....................................       0.1            0.0            0.0             0.0
                                                         -------        -------        -------         -------
       Income before income taxes....................      10.8           13.4           12.2             2.2
Provision for income taxes...........................       4.4            6.4            5.6             4.5
                                                         -------        -------        -------         -------
       Net income (loss).............................       6.4%           7.0%           6.6%           (2.3%)
                                                         =======        =======        =======         =======

1997
Net revenue..........................................     100.0%         100.0%         100.0%          100.0%
Cost of services.....................................      59.3           58.2           58.0            58.6
                                                         -------        -------        -------         -------
       Gross profit..................................      40.7           41.8           42.0            41.4
General and administrative expenses..................      32.8           32.5           32.8            32.0
Compensation expenses related to stock issuances.....       1.8            1.6            2.2            10.9
                                                         -------        -------        -------         -------
       Income (loss) from operations.................       6.2            7.7            7.0            (1.5)
Interest income (expense), net.......................       0.4            0.2            0.2             0.3
Other income, net....................................       0.3            0.0            0.0             0.0
                                                         -------        -------        -------         -------
       Income (loss) before income taxes.............       6.9            7.9            7.3            (1.2)
Provision for income taxes...........................       3.2            3.7            3.4             2.8
                                                         -------        -------        -------         -------
       Net income (loss).............................       3.7            4.2            3.9            (4.0)
                                                         =======        =======        =======         =======

A substantial portion of the Company's expenses, particularly depreciation, office rent and occupancy costs, and, in the short run, personnel and related costs are relatively fixed. Certain client-reimbursable costs are offset against expenses incurred, and are not included in recognized revenues. The Company's quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside the control of the Company. These factors may include: the reduction in size, delay in commencement, interruption or termination of one or more significant engagements or assignments; fluctuations in consultant hiring and utilization; the loss of personnel; the loss of one or more significant clients; the unpredictability of engaging new clients and additional assignments from existing clients; increased competition; write-offs of client billings; consolidation of, and subsequent reduction in the number of, healthcare providers; pricing pressure; the number, timing and contractual terms of significant client engagements; market demand for the Company's services; delays or increased expenses incurred in connection with existing assignments; changes in pricing policies by the Company or its competitors; changes in the Company's business strategies; variability in the number of business days within a quarter; and international currency fluctuations. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. In particular, the timing between initial client contract and fulfillment of the criteria necessary for revenue recognition can be lengthy and unpredictable, and revenue in any given quarter can be materially adversely affected as a result of such unpredictability. Business practices of clients, such as deferring commitments on new assignments until after the end of fiscal periods, could require the Company to maintain a significant number of under-utilized consultants which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has experienced and will continue to experience variability in the number of billable days in any quarter. The Company typically experiences a lower number of billable days in the second and fourth quarters of every year. The Company requires attendance at an annual meeting of nearly two-thirds of its employees in the second quarter of every year and encourages its employees to take vacation during the December holidays. Variability in the number of billable days may also result from other factors such as vacation days, sick time, paid and unpaid leave, inclement weather, and holidays, all of which could produce variability in the Company's revenue and costs. In the event of any downturn in potential clients' businesses or the economy in general, planned utilization of the Company's services may be deferred or canceled, which could have a material adverse effect on the Company's business, financial condition and results of operations. Based on the preceding factors, the Company may experience a shortfall in revenue or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general, which could have a material adverse effect on the market price of the Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1998, the Company generated cash flow from operations of $8.7 million. During the year ended December 31, 1998, the Company used cash flow of approximately $7.1 million to purchase property and equipment, including computer and related equipment and office furniture. Depreciation and amortization expense for the year ended December 31, 1998 was approximately $5.6 million. During the year ended December 31, 1998, the Company generated cash flow of $42.2 million from financing activities. At December 31, 1998, the Company had working capital of $66.9 million and long-term investments of $5.6 million. At December 31, 1997, the Company had working capital of $25.4 million. The primary reason for the increase in working capital and long-term investments was the completion of the Company's initial public offering in February 1998. Essentially all of the $44.7 million of IPO proceeds were retained as cash or investments at December 31, 1998.

The Company had a $6,000,000 revolving line of credit which was available through December 1, 1998, at the bank's prevailing prime rate. The line was subsequently renewed through May 1, 2000 and increased to $9,000,000. The Company also had a $1,000,000 line of credit which had been negotiated by ISCG, and was terminated in December 1998 upon the consummation of the merger between FCG and ISCG. The Company has a note payable to the bank with a remaining balance of $240,000 at December 31, 1998. The note bears interest at the bank's prime rate plus 0.5% and is payable in monthly installments of $4,000 plus interest with the last installment due July 1, 2003. All borrowings under the Company's credit facilities are secured by the Company's accounts receivable and other rights to payment, general intangibles and equipment. The line of credit agreement provides that the Company must satisfy certain covenants and restrictions.

YEAR 2000 COMPLIANCE

Many existing computer programs and systems, including those used by FCG's clients, use only two digits to identify the year in the date field. These programs may be unable to process date/time information between the twentieth and twenty-first centuries. This inability could cause the disruption or failure of such computer systems (the "Y2K Problem"). Solving the Y2K Problem will require a large amount of time and resources. FCG's clients may have to reallocate a significant portion of their budgets away from FCG's services to address this problem. Such reallocations would have a material adverse effect on FCG's business, financial condition and results of operations. Currently, FCG is not able to predict the extent to which its clients will divert their resources to the Y2K Problem or to estimate the impact, if any, this may have on FCG's revenues. In addition, business interruptions experienced by FCG's clients due to the Y2K Problem could result in reduced demand for FCG's services or delay in the payment of FCG's invoices. Such interruptions could have a material adverse effect on FCG's business.

Additionally, FCG's current time and billing systems for its internal use are not Y2K compliant. FCG has purchased an upgrade to these systems that will render them Y2K compliant and expects to complete deployment of this upgrade in the second quarter of 1999. The Company estimates that the cost of such upgrade will be less than $100,000. There can be no assurance that such deployment will begin as planned or, if begun, will be completed in a timely and cost-effective manner.

The computer systems of third parties with whom FCG regularly deals could be disrupted or fail, causing an interruption or decrease in FCG's ability to continue its operations. FCG relies on third party relationships in the conduct of its business, including suppliers, vendors, utilities, financial institutions and others. FCG has created a list of the third parties it believes are material to its operations and is attempting to obtain written assurances from them that there will be no interruption of service as a result of the Y2K Problem. Where such assurances are not given, FCG intends, where practical, to devise contingency plans to allow FCG to operate in the event of Y2K-related service interruption. It is possible that FCG will experience interruptions in third party services despite vendors' assurances otherwise, and that FCG will not be able to develop contingency plans to meet individual or multiple third party failures, resulting in an operations interruption that could materially adversely affect FCG's business.

FCG could be exposed to liabilities if any of the custom applications designed, built or modified by FCG for its clients are disrupted or fail. FCG believes it is likely that certain custom software applications it designed, built or modified in the past are non-Y2K compliant. FCG has not made a determination of which custom applications may not be Y2K compliant. Further, FCG has not determined the extent to which it may be legally responsible for either (1) fixing any non-Y2K compliant applications or (2) the consequences of such non-compliance. FCG has not quantified the impact that the foregoing risk could have on its business. To better estimate the scope of this potential problem, FCG is planning to review representative samples of the custom applications it has worked on in its larger engagements in the past three years. To the extent this review indicates that any of such applications are not Y2K compliant, FCG will evaluate whether such non-compliance may result in liability for FCG. Even in the absence of legal liability, FCG may determine that it is in FCG's best interests to offer to fix non-compliant applications under a variety of arrangements including at no charge or at rates below FCG's normal rates. The failure of custom software applications delivered by FCG in the past to be Y2K compliant, and the liability or the need to devote additional resources that could result from such failure, could have a material adverse effect on FCG's business.

FCG has not yet devised, and may not be able to devise, a contingency plan that will adequately address all Y2K Problem. Because of the uncertainty surrounding the Y2K Problem, unforeseen and unpredictable costs and liabilities associated with the Y2K Problem could materially adversely impact the business, prospects, financial condition and results of operations of FCG.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's annual consolidated financial statements are included in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to the similarly named section of the Registrant's Proxy Statement for its 1999 Annual Meeting to be filed with the Securities and Exchange Commission not later than April 30, 1999 (the "1999 Proxy").

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1999 Proxy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1999 Proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the similarly named section of the Registrant's 1999 Proxy.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements are filed as part of this Annual Report on Form 10-K:

                                                                                  PAGE
     o    Consolidated Balance Sheets-- December 31, 1998 and
          December 31, 1997 ...................................................... 31

     o    Consolidated Statements of Operations -- Years Ended
          December 31, 1998, 1997 and 1996 ....................................... 32

     o    Consolidated Statement of Changes in Stockholders' Equity --
          For the Three Years Ended December 31, 1998, 1997 and 1996.............. 33

     o    Consolidated Statements of Cash Flows -- Years Ended December 31, 1998,
          1997 and 1996........................................................... 34

     o    Consolidated Statements of Comprehensive Income -- Years Ended
          December 31, 1998, 1997 and 1996........................................ 35

     o    Notes to Consolidated Financial Statements.............................. 36

     o    Reports of Independent Certified Public Accountants..................... 53

(2)  The following financial statements schedule for the years ended December
     31, 1998 and 1997, read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.

     o    Schedule II -- Valuation and Qualifying Accounts........................ 55

     Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

     (3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as apart of this Report.

(b)  Reports on Form 8-K.

     On November 12, 1998, the Company filed a report on Form 8-K relating to the Company's merger with Integrated Systems Consulting Group, Inc.

     On December 18, 1998, the Company filed a report on Form 8-K relating to the Company's merger with Integrated Systems Consulting Group, Inc.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                            AS OF DECEMBER 31,
                                                                                      -----------------------------
                                                                                          1998             1997
                                                                                      ------------     ------------
                                         ASSETS
Current Assets
       Cash and cash equivalents .................................................    $     20,737     $     12,187
       Short-term investments ....................................................          27,168              601
       Accounts  receivable, less allowance of $1,449 and $812 in 1998 and 1997,
       respectively ..............................................................          36,955           21,030
       Work in process ...........................................................          13,185            8,178
       Prepaid expenses and other current assets .................................           2,565            2,426
                                                                                      ------------     ------------
             Total current assets ................................................         100,610           44,422
Notes receivable - stockholders (Note E) .........................................           1,803            1,679
Long-term investments ............................................................           5,644             --
Property and equipment
       Furniture, equipment, and leasehold improvements ..........................           5,418            4,013
       Information systems equipment .............................................          17,528           13,243
                                                                                      ------------     ------------
                                                                                            22,946           17,256
Less accumulated depreciation and amortization ...................................          11,932            8,295
                                                                                      ------------     ------------
                                                                                            11,014            8,961
Other assets
       Executive benefit trust (Note G) ..........................................           3,709            2,506
       Deferred income taxes .....................................................             763             --
       Goodwill, net .............................................................           6,134            1,413
       Other .....................................................................             784              313
                                                                                      ------------     ------------
                                                                                            11,390            4,232
                                                                                      ------------     ------------
             Total assets ........................................................    $    130,461     $     59,294
                                                                                      ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Line of credit ............................................................    $       --       $      2,000
       Current portion of long-term debt (Note C) ................................              67              871
       Accounts payable ..........................................................           2,150            1,588
       Accrued liabilities .......................................................           8,090            3,154
       Accrued vacation ..........................................................           2,655            1,923
       Accrued bonuses ...........................................................           3,149              909
       Deferred revenue ..........................................................             491              420
       Customer advances .........................................................           2,416            1,965
       Income taxes payable ......................................................           8,355              439
       Deferred income taxes (Note D) ............................................           6,318            5,765
                                                                                      ------------     ------------
             Total current liabilities ...........................................          33,691           19,034
Non-current liabilities
       Long-term debt, net of current portion (Note C) ...........................             238              262
       Supplemental executive retirement plan (Note G) ...........................           3,946            2,506
       Deferred income taxes (Note D) ............................................            --                447
                                                                                      ------------     ------------
             Total non-current liabilities .......................................           4,184            3,215
Commitments and contingencies (Note K) ...........................................            --               --
Potential put obligation related to ASOP and capital stock (Notes H and I) .......            --              9,965
Stockholders' equity
       Preferred stock,  $.001 par value; 10,000,000 shares authorized, no shares
       issued and outstanding ....................................................            --               --
       Common Stock, $.001 par value; 50,000,000 shares authorized, 22,600,773 and
         19,295,380 shares issued and outstanding at December 31, 1998 and 1997,
         respectively ............................................................              23               19
       Additional paid in capital ................................................          83,611           33,530
       Treasury stock, at cost, zero in 1998 and 980,734 shares in 1997 ..........            --               (632)
       Retained earnings .........................................................          21,850           13,719
       Deferred compensation - stock incentive agreements (Notes A and H) ........          (4,058)          (3,635)
       Unearned ASOP shares (Note I) .............................................            (739)            (853)
       Notes receivable - stockholders (Note E) ..................................          (8,181)          (5,134)
       Accumulated other comprehensive income ....................................              80               31
       Potential put obligation related to ASOP and capital stock (Notes H and I)             --             (9,965)
                                                                                      ------------     ------------
             Total stockholders' equity ..........................................    $     92,586     $     27,080
                                                                                      ------------     ------------
             Total liabilities and stockholders' equity ..........................    $    130,461     $     59,294
                                                                                      ============     ============

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                                  YEAR ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1998         1997         1996
                                                            ---------    ---------    ---------
Net revenue .............................................   $ 196,290    $ 137,121    $  98,412

Cost of services ........................................     110,836       80,191       59,454
                                                            ---------    ---------    ---------
              Gross profit ..............................      85,454       56,930       38,958

General and administrative expenses .....................      63,290       44,554       32,387

Merger related costs ....................................       6,041         --           --

Compensation expenses related to stock issuances (Note H)        --          6,060          588
                                                            ---------    ---------    ---------
              Income from operations ....................      16,123        6,316        5,983

Other income

       Interest income ..................................       2,381          706          643

       Interest expense .................................         (74)        (314)        (247)

       Other income, net ................................          55          119           44
                                                            ---------    ---------    ---------
              Income before income taxes ................      18,485        6,827        6,423

Provision for income taxes ..............................      10,234        4,488        2,797
                                                            ---------    ---------    ---------

              Net income ................................   $   8,251    $   2,339    $   3,626
                                                            ---------    ---------    ---------

Basic net income per share ..............................   $    0.38    $    0.14    $    0.26
                                                            ---------    ---------    ---------

Shares used in computing basic net income per share .....      21,567       16,234       14,142

Diluted net income per share ............................   $    0.36    $    0.13    $    0.23
                                                            ---------    ---------    ---------

Shares used in computing diluted net income per share ...      23,010       17,471       15,505


--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY-- FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In Thousands)

                                                                                               NOTES
                                                                                               RECEIV
                                     COMMON STOCK                   COMPRE-  DEFERRED UNEARNED ABLE-    PUT       TREA-
                                    -------------         RETAINED  HENSIVE  COMPEN-  ASOP     STOCK    OBLIG-    SURY
                                    SHARES AMOUNT   APIC  EARNINGS  INCOME   SATION   SHARES   HOLDERS  ATION     STOCK   TOTAL
                                    ------ ------ ------- --------  ------   -------- -------- -------  ------    ------  -------
BALANCE, JANUARY 1, 1996            15,618   $16  $11,363  $ 8,694   $  -    $(1,593) $(4,000) $(1,469)  $(5,300) $(672)  $ 7,039
Redemption of Common Stock             (28)    -      (40)       -      -          -        -        -         -      -       (40)
Purchase of treasury stock, at
  cost                                   -     -        -        -      -          -        -        -         -    (26)      (26)
Issuance of Common Stock under
  the RSAs                             560     -    1,953        -      -     (1,048)       -     (481)        -      -       424
Compensation recognized under the
  RSAs                                   -     -        -        -      -        308        -        -         -      -       308
Common Stock released under the
  ASOP                                   -     -      272        -      -          -      775        -         -      -     1,047
Interest income on stockholders'
  notes receivable                       -     -        -        -      -          -        -      (93)        -      -       (93)
Issuance of new Common Stock to
  the ASOP                              96     -      362        -      -          -        -        -         -      -       362
Increase of put obligation               -     -        -        -      -          -        -        -    (1,358)     -    (1,358)
Excess income tax benefits
  attributed to exercised stock
  options                                -     -      385        -      -          -        -        -         -      -       385
Exercise of stock options               27     -       43        -      -          -        -        -         -     24        67
Issuance of Common Stock in
  public offering                    1,675     2    9,867        -      -          -        -        -         -      -     9,869
Net income                               -     -        -    3,626      -          -        -        -         -      -     3,626
Foreign currency translation
  adjustments                            -     -        -        -     29          -        -        -         -      -        29
Payment of distributions to
  shareholders of predecessor
  companies prior to acquisition         -     -        -      (25)     -          -        -        -         -      -       (25)
                                    ------   ---  -------  -------   ----    -------  -------  -------   -------  -----   -------
BALANCE, DECEMBER 31, 1996          17,948    18   24,205   12,295     29     (2,333)  (3,225)  (2,043)   (6,658)  (674)   21,614

Redemption of Common Stock            (64)     -    (305)        -      -          -        -        -         -      -      (305)
Issuance of Common Stock under
  the RSAs                           1,347     1    4,898        -      -     (1,847)       -   (2,825)        -      -       227
Compensation recognized under the
  RSAs                                   -     -        -        -      -        545        -        -         -      -       545
Common Stock released under the
  ASOP                                   -     -    3,990        -      -          -    2,677        -         -      -     6,667
Interest income on stockholders'
  notes receivable                       -     -        -        -      -          -        -     (266)        -      -      (266)
Issuance of new Common Stock to
  the ASOP                              64     -      305        -      -          -     (305)       -         -      -         -
Increase of put obligation               -     -        -        -      -          -        -        -    (3,307)     -    (3,307)
Excess income tax benefits
  attributed to exercised stock
  options                                -     -      395        -      -          -        -        -         -      -       395
Exercise of stock options                -     -       42        -      -          -        -        -         -     42        84
Issuance of Common Stock in
  public offering                        -     -        -        -      -          -        -        -         -      -         -
Net income                               -     -        -    2,339      -          -        -        -         -      -     2,339
Foreign currency translation
  adjustments                            -     -        -        -      2          -        -        -         -      -         2
Payment of distributions to
  shareholders of predecessor
  companies prior to acquisition         -     -        -     (915)     -          -        -        -         -      -      (915)
                                    ------   ---  -------  -------   ----    -------  -------  -------   -------  -----   -------
BALANCE, DECEMBER 31, 1997          19,295    19   33,530   13,719     31     (3,635)    (853)  (5,134)   (9,965)  (632)   27,080

Issuance of Common Stock under
  the RSAs                             362     -    5,093        -      -     (1,158)       -   (2,698)        -      -     1,237
Compensation recognized under the
  RSAs                                   -     -        -        -      -        735        -        -         -      -       735
Common Stock released under the
  ASOP                                   -     -      560        -      -          -      114        -         -              674
Interest income on stockholders'
  notes receivable                       -     -        -        -      -          -        -     (349)        -      -      (349)
Elimination of put obligation            -     -        -        -      -          -        -        -     9,965      -     9,965
Excess income tax benefits
  attributed to exercised stock
  options                                -     -       26        -      -          -        -        -         -      -        26
Exercise of stock options                -     -      260        -      -          -        -        -         -     78       338
Issuance of Common Stock in
  public offering                    3,802     4   44,696        -      -          -        -        -         -      -    44,700
Cancellation of treasury stock       (859)     -     (554)       -      -          -        -        -         -    554         -
Net income                               -     -        -    8,251      -          -        -        -         -      -     8,251
Unrealized gain on securities            -     -        -        -     71          -        -        -         -      -        71
Foreign currency translation
  adjustments                            -     -        -        -    (22)         -        -        -         -      -       (22)
Payment of distributions to
  shareholders of predecessor
  companies prior to acquisition         -     -        -     (120)     -          -        -        -         -      -      (120)
                                    ------   ---  -------  -------   ----    -------  -------  -------   -------  -----   -------
BALANCE, DECEMBER 31, 1998          22,601   $23  $83,611  $21,850   $ 80    $(4,058) $  (739) $(8,181)  $     -  $   -   $92,586
                                    ======   ===  =======  =======   ====    =======  =======  =======   =======  =====   ======

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                     YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                  1998         1997         1996
                                                               ---------    ---------    ---------
Cash flows from operating activities:
  Net income ...............................................   $   8,251    $   2,339    $   3,626
    Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization ........................       5,650        3,796        2,464
      Provision for bad debts ..............................         637          417           83
      Deferred income taxes ................................        (657)       1,492          261
      Loss on sale of assets ...............................         183           16            5
      Compensation from stock issuances ....................       1,409        8,093        1,830
      Interest income on notes receivable - stockholders ...        (455)        (266)         (93)
    Change in assets and liabilities:
      Accounts receivable ..................................     (16,562)      (7,354)       2,554
      Work in process ......................................      (5,007)        (913)      (6,448)
      Prepaid expenses and other current assets ............      (1,253)         477         (358)
      Income tax receivable ................................       1,114       (1,114)        (558)
      Other assets .........................................        (471)         656         (251)
      Accounts payable .....................................         426       (1,378)        (401)
      Accrued liabilities ..................................       4,560        1,071         (877)
      Accrued vacation .....................................         732          360        1,727
      Accrued bonuses ......................................       2,240         (195)        --
      Deferred revenue .....................................          71          391         --
      Customer advances ....................................         451        1,965         --
      Income tax payable ...................................       7,118          412         --
      Supplemental executive retirement plan ...............         237         --           --
      Other ................................................         (22)         228         (206)
                                                               ---------    ---------    ---------
        Net cash provided by operating activities ..........       8,652       10,493        3,358
                                                               ---------    ---------    ---------

Cash flows from investing activities:
  Issuance of notes receivable .............................         (18)      (2,554)        (709)
  Payments on notes receivable .............................         906        1,232          648
  Purchase of investments ..................................    (539,176)     (10,414)     (15,942)
  Proceeds from sale/maturity of investments ...............     507,036       12,350       13,405
  Purchase of property and equipment .......................      (7,098)      (5,261)      (5,825)
  Acquisition of business, net of cash acquired ............      (3,905)      (1,894)        --
  Proceeds from disposals of property and equipment ........          19         --           --
                                                               ---------    ---------    ---------
        Net cash used in investing activities ..............     (42,236)      (6,541)      (8,423)

Cash flows from financing activities:
  Net borrowings (payments) on line of credit ..............      (2,000)       2,000         --
  Proceeds from issuance of long-term debt .................          44          147         --
  Principal payments on long-term debt .....................        (872)      (2,681)        (670)
  Proceeds from issuance of capital stock ..................      45,082           89       10,183
  Distributions to shareholders of acquired companies ......        (120)        (915)         (25)
  Capital stock repurchase .................................        --            --           (42)
                                                               ---------    ---------    ---------
        Net cash provided by (used in) financing activities       42,134       (1,360)       9,446
        Net change in cash and cash equivalents ............       8,550        2,592        4,381
Cash and cash equivalents at beginning of period ...........      12,187        9,595        5,214
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of period .................   $  20,737    $  12,187    $   9,595
                                                               =========    =========    =========
Cash paid during the period for:
  Interest .................................................   $      95    $     313    $     333
  Income taxes .............................................   $   3,372    $   2,527    $   2,912

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (In Thousands, Except Per Share Data)


                                                             YEAR ENDED DECEMBER 31,
                                                          ----------------------------
                                                           1998        1997      1996
                                                          -------    -------   -------
Net income ............................................   $ 8,251    $ 2,339   $ 3,626

Other comprehensive income, net of tax

  Foreign currency translation adjustments ............       (22)         2        29

  Unrealized holding gains on securities during period:        71       --        --

    Less reclassification adjustment for gains included
      in net income ...................................      --         --        --
                                                          -------    -------   -------

      Other comprehensive income ......................        49          2        29
                                                          -------    -------   -------

      Comprehensive income ............................   $ 8,300    $ 2,341   $ 3,655
                                                          =======    =======   =======



--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

First Consulting Group, Inc. and its subsidiaries (the "Company") is a leading provider of information technology and other consulting services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company's services are designed to assist its clients in increasing operations effectiveness by reducing cost, improving customer service and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams which provide comprehensive services across its four principal services: consulting, software implementation, network and application integration and co-management services. The Company's services and consultants are supported by internal research and a centralized information system which provides real-time access to current industry and technology information, project methodologies, experiences and tools.

     1. PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Consulting Group, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     2. CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     3.  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which are three to five years for information systems equipment, and three to ten years for furniture and equipment. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

     4.  WORK IN PROCESS

     Work in process represents the recognized net revenue for services performed that had not been billed to clients at the balance sheet date. Such amounts are billed as project requisites are met.

     5.  INCOME TAXES

     The Company accounts for income taxes on the liability method under which deferred tax liabilities (assets) are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) from the beginning to the end of the year. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     6.  PUT OBLIGATIONS

     Prior to the Company's February, 1998 initial public offering, the stockholders of the Company, including the Associate 401(k) and Stock Ownership Plan ("ASOP"), had the ability to require the Company to repurchase their shares upon the occurrence of certain conditions, which were outside the control of the Company (see Notes H and I). As such, the Company reflected estimated obligations related to these repurchase commitments outside of equity in the accompanying financial statements for 1997.

     7.  REVENUE RECOGNITION

     The Company generates substantially all of its revenue from fees for professional services. The Company typically bills for its services on an hourly, fixed-fee or fixed-fee per month basis. For services billed on an hourly basis, the Company recognizes revenue as services are performed. For services billed on a fixed-fee or fixed-fee per month basis, the Company recognizes revenue using the percentage of completion method. Revenue is recorded as incurred at assignment rates net of any adjustments due to specific engagement situations.

     8.  STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

     9.  BASIC AND DILUTED NET INCOME PER SHARE

     Basic net income per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. ASOP shares that have not been committed to be released are not treated as outstanding when determining the weighted average number of shares for either basic or diluted net income per share. All share and per share data amounts have been adjusted to reflect a four-for-one stock split in January 1998.

     10. CREDIT RISKS

     Financial instruments that subject the Company to concentrations of credit risks consist primarily of billed and unbilled accounts receivable. The Company's clients are primarily involved in the healthcare and pharmaceutical industries. Concentrations of credit risk with respect to billed and unbilled accounts receivable are limited due to the Company's credit evaluation process and the nature of its clients. Historically, the Company has not incurred significant credit-related losses.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A --SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes the fair value of financial instruments approximates their carrying amounts. The carrying value of cash and cash equivalents approximates their estimated fair values. Investments available for sale are carried at fair value. Management believes the fair values of notes payable and stockholders' notes receivable approximate their carrying values based on current rates for instruments with similar characteristics.

     12. GOODWILL

     Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally five to ten years. Accumulated amortization, at December 31, 1998 and 1997, was $807,000 and $101,000, respectively. The Company periodically assesses the recoverability of the cost of its goodwill based on a review of projected undiscounted cash flows of the related operating entities.

     13. DEFERRED COMPENSATION -- STOCK INCENTIVE AGREEMENTS

     In accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, with regard to certain stock issued prior to the initial public offering, the Company recorded a charge to deferred compensation when it granted options or sold stock to officers or employees at an exercise price which was less than the fair market value of such shares. Amounts recorded as deferred compensation are amortized over the appropriate service period based upon the vesting schedule for such grants (generally ten years).

     14. USE OF ESTIMATES

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     15. FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

     16. RECLASSIFICATIONS

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B -- BUSINESS COMBINATIONS

In December 1998, FCG completed a merger with Integrated Systems Consulting Group, Inc. (ISCG), by exchanging approximately 6,240,000 shares of its Common Stock for all of the Common Stock of ISCG. Each share of ISCG was exchanged for
 .77 of one share of FCG Common Stock. In addition, outstanding ISCG employee stock options were converted at the same exchange factor into options to purchase approximately 633,000 shares of FCG Common Stock. In December 1998, FCG also completed a merger with Pareto Consulting Ltd. (Pareto), by exchanging 147,531 shares of FCG Common Stock for all of the shares of Pareto.

The mergers with ISCG and Pareto have been accounted for as poolings of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of ISCG and Pareto as though they had always been a part of FCG.

Prior to the merger, Pareto's fiscal year ended on April 30. In recording the business combination, Pareto's prior period financial statements have been restated to a year ended December 31, to conform to FCG's fiscal year-end. Certain immaterial adjustments and reclassifications were made to the ISCG and Pareto financial statements to conform to FCG's presentations. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                                YEAR ENDED DECEMBER 31,
                                     --------------------------------------------
(In thousands)                         1998             1997               1996
                                     ---------        ---------         ---------
  Net revenue
    FCG .....................        $ 130,714        $  91,570         $  65,822
    ISCG ....................           62,976           43,178            30,607
    Pareto ..................            2,600            2,373             1,983
                                     ---------        ---------         ---------
       Combined .............        $ 196,290        $ 137,121         $  98,412


  Net income
    FCG .....................        $   5,972        $  (1,534)        $     394
    ISCG ....................            2,095            3,513             3,004
    Pareto ..................              184              360               228
                                     ---------        ---------         ---------
       Combined .............        $   8,251        $   2,339         $   3,626

In connection with the mergers, the Company recorded in the fourth quarter of 1998 a charge to operating expenses of $5.6 million for direct and other merger-related costs. Merger-related costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, other related transaction costs, and exit costs. At December 31, 1998, $4.6 million of these costs had been paid, $1.0 million were classified as current liabilities and none were classified as long-term liabilities.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B -- BUSINESS COMBINATIONS (CONTINUED)

WAVEFRONT

In February 1998, the Company acquired all of the outstanding shares of capital stock of WaveFront Consulting, Inc. ("WaveFront") for an initial cash payment of $3,650,000, plus conditional payments based upon future operating income. WaveFront is an information technology consulting firm located in Vienna, Virginia, specializing in providing distributed computing solutions, including client/server and internet development, principally in the telecommunications industry. WaveFront had 30 employees and reported revenues of $2.8 million for the year ended December 31, 1997. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net assets acquired was approximately $300,000. The remainder of the purchase price including the conditional payments has been and will be allocated to goodwill.

GREENHALGH

In January 1998, the Company acquired all of the outstanding shares of Greenhalgh and Company Limited for $220,000 in cash and 36,300 shares of FCG Common Stock valued at $287,000. Greenhalgh is an information systems consulting firm located in Macclesfield, England, which reported $1.4 million in revenue in 1997. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net liabilities acquired was approximately $900,000. The purchase price together with this acquired liability was allocated to goodwill.

CUTTING EDGE

In April 1997, the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. ("Cutting Edge") for cash. Cutting Edge is an information services consulting firm with primary offices in Malvern, Pennsylvania, and Alexandria, Virginia, that specializes in the design and development of business software using client/server, relational database, and internet and intranet technologies. Cutting Edge had 26 employees and reported revenues of $2.2 million in calendar year 1996. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net assets acquired was approximately $400,000. The remainder of the purchase price was allocated to goodwill.

The accounts of WaveFront, Greenhalgh and Cutting Edge have been included in the accompanying financial statements for the period from their respective purchase dates through December 31, 1998. Pro forma information as if these acquisitions had occurred on January 1, 1996 have not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C -- NOTES PAYABLE

The Company had a $6,000,000 revolving line of credit which was available through December 1, 1998, at the bank's prevailing prime rate. The line was subsequently renewed through May 1, 2000 and increased to $9,000,000. The balance outstanding on this line of credit was zero and $2,000,000 at December 31, 1998 and 1997, respectively. Borrowings on the line are collaterized by all of the Company's deposit accounts, accounts receivable and equipment. Under the line of credit agreement, the Company is required to pay a fee equal to 0.2% per annum on the average daily unused balance and maintain selected financial ratios.

The Company also maintained a bank line of credit which provided for maximum borrowings of $1,000,000, with interest on outstanding borrowings at the bank's national commercial rate, (7.75% and 8.5% at December 31, 1998 and 1997, respectively). This line of credit had been negotiated by ISCG, and was terminated in December 1998 upon the consummation of the merger between FCG and ISCG. The highest borrowings outstanding under this line were zero, zero, and $200,000 during 1998, 1997, and 1996, respectively. There were no amounts outstanding at December 31, 1998 or 1997.

Long-term debt is summarized as follows (in thousands):


                                                       AS OF DECEMBER 31,
                                                    ------------------------
                                                     1998              1997
                                                    ------            ------
     Note payable to bank .......................   $  240            $  958
     Other note payable .........................       65               175
                                                    ------            ------
                                                       305             1,133

     Less current portion .......................       67               871
                                                    ------            ------
     Non-current portion ........................   $  238            $  262
                                                    ------            ------

The note payable to bank is collateralized by all deposit accounts, accounts receivable, and equipment of the Company and by unreleased ASOP shares (see Note
I). The note bears interest at the bank's prime rate (7.75% and 8.5% at December 31, 1998 and 1997, respectively) plus 0.5%. The note is payable in monthly installments of $4,000 plus interest with the last installment due July 1, 2003.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE D -- INCOME TAXES

The provision for income taxes consists of the following (in thousands):


                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                             1998           1997          1996
                                           --------       --------      --------
Current:
     Federal ........................      $  8,829       $  2,604      $  1,956
     State ..........................         1,990            252           549
     Foreign ........................            72            140            31
                                           --------       --------      --------
         Total current ..............        10,891          2,996         2,536

Deferred:
     Federal ........................          (510)         1,207           231
     State ..........................          (147)           285            30
                                           --------       --------      --------
         Total deferred .............          (657)         1,492           261
                                           --------       --------      --------
Provision for income taxes ..........      $ 10,234       $  4,488      $  2,797
                                           --------       --------      --------

Temporary differences consist of the following (in thousands):


                                                                      AS OF DECEMBER 31,
                                                                      ------------------
                                                                       1998       1997
                                                                      -------    -------
Deferred tax assets:
     Net operating loss ...........................................   $  --      $    72
     Contributions ................................................      --           74
     Bad debts ....................................................       609        330
     Supplemental executive retirement plan contributions .........     1,510        720
     Stock based compensation .....................................      --         --
     Accrued liabilities ..........................................     1,752       --
     Other ........................................................       572        224
                                                                      -------    -------
              Total current deferred tax assets ...................     4,443      1,420

Deferred tax liabilities:
     Accrual to cash basis adjustment .............................     2,727      6,260
     Work in process ..............................................     6,134       --
     Stock based compensation .....................................       966      1,372
     Other ........................................................       171       --
                                                                      -------    -------
         Total deferred tax liabilities ...........................     9,998      7,632
                                                                      -------    -------
              Total net deferred tax liabilities ..................   $ 5,555    $ 6,212
                                                                      =======    =======

The balance sheet classifications of deferred taxes are as follows:
     Current deferred liability ...................................   $ 6,318    $ 5,765
     Non-current deferred asset ...................................      (763)      --
     Non-current deferred liability ...............................      --          447
                                                                      -------    -------
              Total net deferred tax liabilities ..................   $ 5,555    $ 6,212
                                                                      =======    =======

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- INCOME TAXES (CONTINUED)

As a result of the following items, the total provision for income taxes was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1998     1997      1996
                                                                ----     ----      ----
Federal income tax at statutory rate ......................     35.0%    35.0%     35.0%
Changes due to:
     State franchise tax, net of federal income tax benefit      5.9      2.1       5.8
     Acquisition costs ....................................      9.2       --        --
     ASOP .................................................      1.3     23.4       1.7
     Foreign losses without tax benefit ...................      1.6       --        --
     Meals and entertainment ..............................      1.1      2.4       1.0
     Tax exempt interest ..................................     (1.9)      --        --
     Other ................................................      3.2      2.9        --
                                                                ----     ----      ----
                                                                55.4%    65.8%     43.5%
                                                                ----     ----      ----


NOTE E -- NOTES RECEIVABLE - STOCKHOLDERS

Notes receivable from stockholders consist primarily of loans provided to corporate officers ("officers") at the level of vice president and above for the purchase of shares of Common Stock (see Note H). Notes received in exchange for Common Stock have been classified as a reduction of stockholders' equity. In addition, prior to the Company's initial public offering in February, 1997, the Company provided such officers with notes to cover the exercise price and associated taxes related to the exercise of stock options. Notes are non-interest bearing and have been discounted using imputed annual interest rates from 5.63% to 6.36%. Such notes are payable over a ten-year term. Prior to the initial public offering, the notes were issued on a non-recourse basis. Notes issued subsequent to the offering are 70% recourse to the borrower.

Participants are required to pay, each year, the greater of 10% of the outstanding amounts or 50% of the after tax amount of any annual bonus received by them to repay outstanding amounts of the notes. Stockholders' notes receivable received in exchange for Common Stock were $10,898,000 and $6,982,000 as of December 31, 1998 and 1997, respectively. Discount for imputed interest on these notes receivable was $2,717,000 and $1,848,000 as of December 31, 1998 and 1887, respectively. Amortization of deferred compensation resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers for the purchase of shares of Common Stock was $349,000 and $266,000 for the years ended December 31, 1998 and 1997, respectively. Stockholders' notes receivable related to advances to officers for payment of taxes associated with stock option exercises were $2,372,000 and $2,354,000 as of December 31, 1998 and 1997, respectively. Discount for imputed interest on these notes receivable was $569,000 and $675,000 as of December 31, 1998 and 1887, respectively. Compensation expense resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers in connection with the Company's payment of certain tax liabilities relating to the exercise of stock options was zero and $518,855 for the years ended December 31, 1998 and 1997, respectively.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- STOCK OPTIONS

A summary of stock option transactions is as follows:


                                                          OPTION        WEIGHTED AVERAGE
                                                          SHARE          EXERCISE PRICE
-----------------------------------------------------------------------------------------
OUTSTANDING AT JANUARY 1, 1996                          1,170,945         $    1.58
     Granted                                              376,763              1.62
     Exercised                                           (258,448)             0.97
     Canceled                                             (45,923)             1.96
-----------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1996                        1,243,337              1.70
     Granted                                            1,628,556              7.35
     Exercised                                           (897,236)             1.16
     Canceled                                            (235,263)             9.85
-----------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1997                        1,739,394              6.07
     Granted                                              950,538             16.12
     Exercised                                           (133,446)             2.95
     Canceled                                            (255,461)            10.16
-----------------------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1998                        2,301,025         $    9.95
-----------------------------------------------------------------------------------------

At December 31, 1998, 1997 and 1996, 419,096, 160,358 and 117,744 options were exercisable, respectively at weighted average exercise prices of $5.37, $2.61 and $1.63, respectively. In March 1997, the Company modified the terms of certain non-vested stock options granted in January 1997 by decreasing the exercise price from $17.21 to $13.96. The following table summarizes information about stock options outstanding at December 31, 1998:


                                             OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                             ----------------------------------------------------    -------------------------------
                                                                    WEIGHTED                           WEIGHTED
                                              WEIGHTED AVERAGE       AVERAGE                            AVERAGE
        RANGE OF                 NUMBER           REMAINING         EXERCISE            NUMBER         EXERCISE
     EXERCISE PRICE            OUTSTANDING    CONTRACTUAL LIFE        PRICE           EXERCISABLE        PRICE
---------------------------- ---------------- ------------------ ----------------    -------------- ----------------
$   .07      to    $ 4.32         293,151        6.02 Years           $ 2.72             147,367        $ 2.40
   4.76                           580,221        8.17 Years             4.76             151,789          4.76
   5.50      to      9.50         456,500        8.84 Years             7.34              75,926          6.77
  11.53      to     14.94         550,810        8.18 Years            13.14              34,372         13.68
  15.10      to     27.75         420,343        9.05 Years            20.81               9,642         19.62
----------- ---- ----------- ---------------- ------------------ ----------------    -------------- ----------------
$   .07      to    $27.75       2,301,025        8.19 Years           $ 9.95             419,096        $ 5.37
----------- ---- ----------- ---------------- ------------------ ----------------    -------------- ----------------

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F -- STOCK OPTIONS (CONTINUED)

The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for the plan. Accordingly, no compensation expense has been recognized for options granted. Had compensation expense for the Company been consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, (SFAS 123), the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                              YEAR ENDED DECEMBER 31
                                                    ------------------------------------------
                                                      1998             1997             1996
                                                    --------         --------         --------
Net Income                     As reported           $8,251           $2,340           $3,626
                               Pro forma              6,498            1,583            3,615

Basic earnings per share       As reported              .38              .14              .26
                               Pro forma                .30              .10              .26

Diluted earnings per share     As reported              .36              .13              .23
                               Pro forma                .28              .09              .23

The fair value of the options granted under the plan in 1998, 1997 and 1996 calculated using the Black-Scholes pricing model were $6.94, $2.60, and $2.83 per share, respectively. The following assumptions were used in the Black-Scholes pricing model: expected dividend yield 0%, risk-free interest rate ranging from 5.5% to 7.18%, expected volatility factor of 0.5 for 1998 and zero to 0.6 for 1997, and an expected life ranging from six to seven years. Pro forma net income reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period, and compensation expense for options granted prior to January 1, 1995 is not considered.

For the year ended December 31, 1998, 1997 and 1996, compensation expense recognized in income for stock-based employee compensation related to the grant of options was $250,948, $278,415 and $215,000 respectively.

NOTE G -- SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On January 1, 1994 the Company adopted the Supplemental Executive Retirement Plan (the "SERP"). The SERP was amended on January 1, 1996 and on July 1, 1998. The SERP is administered by the Board of Directors or a committee appointed by the Board of Directors.

Participants in the SERP are those officers who are eligible to participate in the 1994 Plan and who are selected by the Board of Directors or a committee appointed by the Board of Directors to participate. The Board of Directors or a committee appointed by the Board of Directors may also designate other officers for participation in the compensation reduction portion of the SERP. Participation is conditioned on the submission of a completed enrollment form. SERP participation terminates when a participant ceases to be a stockholder of the Company, provided that a former stockholder who continues as an officer may continue to participate in the compensation reduction portion of the SERP.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G -- SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 10% of annual base salary. The Company may make a voluntary "FCG contribution" for any year in an amount determined by the Board to the account of SERP participants. FCG contributions vest 10% for each year of service (with up to five years service credit for participants who were vice presidents on January 1, 1994), provided that FCG contributions fully vest upon a change in control of the Company or upon a participant's death, disability or attainment of age 65. Company contributions to the SERP were $726,000, $493,000 and $372,000 for the years ended December 31, 1998, 1997, and
1996, respectively.

The contributions to the SERP are invested by the Company in Variable Life Insurance Contracts. Management believes that the participants' account balance, cash surrender value of life insurance and death benefits will be sufficient to satisfy the Company's obligations under the SERP.

NOTE H -- STOCK INCENTIVE AGREEMENTS

1994 RESTRICTED STOCK PLAN AND AGREEMENTS

On December 15, 1997, the Board of Directors adopted an amendment to the 1994 Restricted Stock Plan (as amended the "1994 Plan") and Restricted Stock Agreement ("RSA"). The stockholders approved the 1994 Plan and RSAs on January 15, 1998. The 1994 Plan provides a mechanism for the purchase and sale of Common Stock by its vice presidents. The 1994 Plan is administered by the Company's Board of Directors or a committee appointed by the Board.

Under the 1994 Plan, the Company has entered into RSAs with each of its officers. The 1994 Plan and RSAs provide that each person, upon becoming an officer of the Company, must purchase and hold a specific minimum number of shares of Common Stock. Officers at Levels I and II are required to purchase and hold that number of shares equal to one times the officer's base salary divided by the then-current fair value of the Common Stock. Officers at Levels III and IV are required to purchase and hold that number of shares equal to two times the officer's base salary divided by the then-current fair value of the Common Stock, which, prior to the completion of the Company's initial public offering in February, 1998, was determined by reference to a report prepared for the Company by an independent valuation firm.

For RSAs executed prior to the IPO, shares purchased under such RSAs are subject to a 10-year vesting period beginning the date upon which an individual becomes an officer and vest annually upon the completion of each year of service. Automatic acceleration of vesting occurs upon death or permanent disability of an officer and upon certain changes in ownership of the Company. Partial acceleration of vesting may also occur once the officer attains the age of 59. Shares purchased after the IPO date are fully vested upon purchase.

Under the terms of the pre-IPO RSAs, the Company retains a repurchase right with respect to unvested shares, unless such termination is due to death, disability or changes in control of the Company. Pursuant to this right, the Company may repurchase unvested shares at the original issuance price plus a growth factor. The growth factor is equal to the average interest rate compounded quarterly which the Company pays to a commercial lending institution in a calendar quarter (the "Growth Factor"). In the event the Company has no borrowings for a particular quarter, then the growth factor shall be the prime rate on the first day of the quarter, as announced in the Wall Street Journal or if the Wall Street Journal discontinues

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H -- STOCK INCENTIVE AGREEMENTS (CONTINUED)

such announcements, then it shall be the prime rate as announced by Bank of America. Shares acquired under RSAs are nontransferable, with the exception of transfers for certain estate planning and charitable gift purposes. In addition, the RSAs provide that, under certain circumstances and upon attaining a certain age, an officer may sell a portion, but not all, of his or her shares to other officers or to the Company. The Company may also repurchase vested shares from a departing officer if he or she competes with the Company and/or profits from the sale of Common Stock within six months of such competition. An officer may also sell unencumbered shares of Common Stock on the public market, subject to continuing to satisfy the minimum shareholding requirements. Pre-IPO officers paid the purchase price of the shares by means of non-recourse and non-interest bearing promissory notes.

For RSAs executed after IPO, the shares are paid for with a non-interest bearing promissory note which has recourse against the officer's personal assets for 70% of its outstanding balance. The shares are fully vested upon their purchase, but are held by the Company as collateral against the associated loan.

All RSAs also contain non-competition and non-solicitation provisions which apply generally to the officer's employment with the Company and which continue to bind the officer even after repurchase of all shares by the Company; provided, however, that such provisions may be superseded by an employment agreement entered into between the Company and the officer.

The Company is also the beneficiary of a split-dollar life insurance policy on its largest stockholder that is intended to partially fund the repurchase of such stockholder's stock upon death. The Company also maintains long-term disability insurance policies on such stockholder to help fund the purchase of stock upon permanent disability of the stockholder.

NON-QUALIFIED STOCK OPTION AGREEMENT

Effective January 1, 1996, and restated January 1, 1997, the Company executed and adopted a non-qualified stock option agreement for certain officers. The principal terms of the agreement provided that for each share of stock purchased at fair market value, the stockholder was granted one exercisable stock option which allowed the stockholder to purchase additional shares at a price below the fair market value of the Common Stock. During 1997 and 1996, 215,176 and 366,168 shares, respectively, were granted under the provisions of the agreement and stockholders exercised options on 364,728 and 127,416 shares of Common Stock, respectively. Deferred compensation of $512,000 and $737,000 was recorded for the years ended December 31, 1997 and 1996, respectively, related to the granting of options under this agreement. Compensation expense related to the amortization of the deferred compensation on these options approximated $125,000, $145,000 and $79,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

Effective December 19, 1995, the Company executed and adopted a non-qualified stock option agreement for certain vice presidents. The principal terms of the agreement provided that for each share of stock purchased at fair market value of the Common Stock, the stockholder was granted two exercisable stock options which allow the stockholder to purchase additional shares at approximately 20% of the fair market value of the Common Stock. During 1995, 1,279,440 stock options were granted under the provisions of the agreement and vice presidents exercised options for 733,008 shares of Common Stock. Compensation expense related to these options approximated $126,000, and $134,000 and $136,000 for

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H -- STOCK INCENTIVE AGREEMENTS (CONTINUED)

the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1997, all below market stock options had been exercised and no below market options have been issued since.

OTHER EQUITY PLANS

On August 22, 1997, the Board adopted an equity incentive plan and non-employee directors' stock option plan, which was approved by the shareholders on January 15, 1998. The principal terms of the equity incentive plan allow the Company to grant either stock options, stock bonuses or stock appreciation rights to acquire up to 1,600,000 shares of Common Stock. The stock awards vest over a ten-year term from the date of grant. Under the plan, the Company granted employees 532,217 and 945,400 options to purchase Common Stock at an exercise price equal to the market price of Common Stock on the date of grant in the years ended December 1998 and 1997, respectively. As of December 31, 1998, 231,548 of these options were exercisable. The Company had no stock appreciation rights issued or outstanding for the year ended December 31, 1998.

The non-employee directors' stock option plan allows the Company to grant options under such plan for up to 200,000 shares of Common Stock. Under the plan in the years ended December 1998 and 1997, respectively, the Company granted 20,000 and 84,000 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on date of grant. These options vest over a ten-year term from date of grant.

Under the Company's amended 1989 Stock Option Plan (a plan carried over from ISCG subsequent to the merger), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant and generally expire ten years from the date of grant. Options granted prior to July 25, 1996 generally vest at a rate of 20% per annum beginning on the second anniversary of the grant date. Options granted on or after July 25, 1996 generally vest ratably over a five-year period. In 1997, ISCG's Board of Directors amended this plan with subsequent stockholder approval, to increase the number of shares of Common Stock authorized for issuance under the plan from 962,500 to 1,270,500 shares. Under the plan, the Company granted employees 191,091, 383,980 and 10,595 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on the date of grant in the years ended December 31, 1998, 1997 and 1996, respectively. As of December 31, 1998, 1997 and 1996, 187,548, 160,358 and 117,744 of the options were exercisable, respectively.

NOTE I -- ASSOCIATE 401(K) AND STOCK OWNERSHIP PLAN

Under the ASOP, participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($10,000 in 1998, and $9,500 in 1997) and have the amount of such reduction contributed to the ASOP. In addition, the Company may make contributions to the ASOP on behalf of participants. Company contributions may be matching contributions allocated based on each participant's compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant's compensation, or "first share contributions" allocated to some or all participants on a per capita basis.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I -- ASSOCIATE 401(K) AND STOCK OWNERSHIP PLAN (CONTINUED)

The ASOP is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by the Company to the ASOP, and income earned thereon are not taxable until withdrawn and so that contributions by the Company, if any, will be deductible by the Company when made. Participants become vested in company contributions under two graded vesting schedules, so that matching and first share contributions are fully vested after five years of service and profit sharing contributions are fully vested after seven years of service. The ASOP is a leveraged employee stock ownership plan. The ASOP borrowed $4.0 million from a third-party financial institution (the "ASOP loan") to purchase 1,429,848 shares of Common Stock in 1995. The shares of Common Stock so purchased were placed in a suspense account under the ASOP from which they are released and allocated to participants' accounts as the ASOP loan is repaid. Any or all company contributions may be used to repay the ASOP loan.

The Company reports in its Statement of Financial Position the debt of the ASOP and unearned ASOP shares, which is the original cost basis of the ASOP shares pledged as collateral for the debt. As shares are committed to be released, the Company credits unearned ASOP shares based on the cost of the shares to the ASOP. The Company records compensation expense based on the fair market value of the shares committed to be released. The difference between the fair value of shares committed to be released and the cost of those shares to the ASOP is either charged or credited to stockholders' equity accounts, as applicable. Compensation expense for the 401(k) match and the ASOP was approximately $0.8 million, $2.4 million, and $1.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's practice is to net unvested shares forfeited by terminated employees against the current year 401(k) match. Had the Company not had these forfeitures, the compensation expense would have been approximately $1.9 million in 1998.

In 1996, the Company made matching contributions and first share contributions to the ASOP sufficient to provide a 50% matching contribution and a first share contribution of 200 shares of company stock for each participant who was employed by the Company on January 1, 1996 or became employed by the Company thereafter. In consideration for employees allowing the Company to make a plan modification to the current ASOP plan, the Company committed to release 1,000 shares of Common Stock to each participant in the ASOP as of November 26, 1997 (568,000 shares in the aggregate). This commitment resulted in a charge to compensation expense of approximately $4.2 million in the fourth quarter of 1997. Such amount is included in compensation expenses related to stock issuances in the accompanying financial statements. The committed shares are released to participant accounts to the extent that shares distributed to an individual do not exceed certain Internal Revenue Service section limitations.

The ASOP shares were as follows:


                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1998         1997         1996
                                            ----------   ----------   ----------
Allocated shares ........................   $1,309,223   $1,308,104   $  372,780
Unreleased shares .......................      248,393      281,440    1,152,764
                                            ----------   ----------   ----------
     Total ASOP shares ..................    1,557,616    1,589,544    1,525,544
Fair market value of unreleased shares ..   $5,092,000   $2,520,000   $7,258,000

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I -- ASSOCIATE 401(K) AND STOCK OWNERSHIP PLAN (CONTINUED)

Prior to the IPO, upon the cessation of employment of an employee, the Company paid the employee the fair market value of his or her vested shares of Common Stock previously allocated to such employee under the ASOP. The fair market value of Common Stock was determined by an independent valuation firm. Since the ultimate funding of this obligation rested with the Company, the Company had recorded the potential future obligation to repurchase such securities outside of permanent equity (see also Note H). Subsequent to the Company's closing of the IPO, upon the cessation of employment of an employee, the Company releases his or her vested ASOP shares to the employee. Since such released shares of Common Stock held by the ASOP are tradable on an established exchange, recording of a potential future repurchase obligation outside of permanent equity ceased in February, 1998.

NOTE J -- CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in a financial institution located in Long Beach, California. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1998, the Company had balances in excess of the insured amount of approximately $5.7 million. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

NOTE K -- COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities, certain office space and living accommodations for consultants on short-term projects under operating leases which expire at various dates through 2002. At December 31, 1998, the Company was obligated under non-cancelable operating leases with future minimum rentals as follows (in thousands):

         YEAR ENDING DECEMBER 31,

                   1999           .........................   $ 3,930
                   2000           .........................     3,539
                   2001           .........................     3,267
                   2002           .........................     3,005
                   2003           .........................     2,278
              2004 and Beyond     .........................     1,411
                                                              -------
                                                              $17,430
                                                              -------

Rent expense aggregated $4,276,000, $3,644,000 and $2,347,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operation.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L -- INVESTMENTS

Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity as a component of other comprehensive income. The net unrealized holding gain increased $71,000 in 1998. The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities held at December 31, 1998 are summarized as follows:

                                                                   GROSS          GROSS
                                                                UNREALIZED      UNREALIZED      ESTIMATED
                                               AMORTIZED COST      GAINS          LOSSES        FAIR VALUE
                                               --------------      -----          ------        ----------
Available-for-Sale Securities
     Municipal Bonds........................     $32,690,000     $122,000           --          $32,812,000

The following table lists the maturities of debt securities held at December 31, 1998:


                                               AMORTIZED COST  ESTIMATED FAIR VALUE
Due in one year or less.....................    $27,088,000        $27,168,000
Due after one year through five years.......    $ 5,602,000        $ 5,644,000

NOTE M -- DISCLOSURE OF SEGMENT INFORMATION

The Company has the following three reportable segments: North America consulting, North America integration, and international services. The consulting services consist of strategic planning, operations effectiveness, procurement and contracting, and general consulting. The integration services include implementation of packaged vendor software, design and development of comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout a client's organization. International primarily represents services provided in the United Kingdom and parts of continental Europe and includes a blend of consulting and integration services.

The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The Company manages segment reporting at a gross margin level. Selling, general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), and fixed assets (primarily computer equipment, furniture, and leasehold improvements) are managed at the corporate level separately from the segments. The Company's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services across its principal services.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE M -- DISCLOSURE OF SEGMENT INFORMATION (CONTINUED)

The following information about the segments is for the year ended December 31, 1998:


                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION        EUROPE        ALL OTHER        TOTALS
Net revenues...........................       $50,079         $139,105          $6,544          $562         $196,290
Cost of services.......................        28,702           76,196           5,748           190          110,836
                                              -------         --------          ------          ----         --------
Gross profit...........................       $21,377         $ 62,909          $  796          $372           85,454
Selling, general & administrative...................................................................           63,290
Merger related expenses.............................................................................            6,041
                                                                                                             --------
Income from operations..............................................................................         $ 16,123
                                                                                                             --------

Comparable segment information for the years ended December 31, 1997 and 1996 was not practicable to include due to changes in the organization structure.

NOTE N -- NET INCOME PER SHARE

The following represents a reconciliation of basic and diluted net income per share (amounts rounded to thousands except per share data):


                                                      YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1998      1997      1996
                                                   -------   -------   -------
Net income .....................................   $ 8,251   $ 2,339   $ 3,626

Basic shares ...................................    21,567    16,234    14,142

         Effect of dilutive options and warrants     1,443     1,237     1,363
                                                   -------   -------   -------
Diluted shares .................................    23,010    17,471    15,505
                                                   -------   -------   -------
                                                   -------   -------   -------

Net income per common share:

         Basic .................................    $ 0.38   $  0.14   $  0.26

         Diluted ...............................    $ 0.36   $  0.13   $  0.23

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O --               UNAUDITED QUARTERLY FINANCIAL DATA
                      (In Thousands, Except Per Share Data)


                                                    FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER
                                                   --------   --------   --------   --------
1998
Net revenue ....................................   $ 43,569   $ 47,792   $ 51,082   $ 53,847
Cost of services ...............................     25,489     26,589     28,550     30,208
                                                   --------   --------   --------   --------
        Gross profit ...........................     18,080     21,203     22,532     23,639
General and administrative expenses ............     13,811     15,373     16,433     17,673
Merger related cost ............................       --         --          486      5,555
                                                   --------   --------   --------   --------
        Income from operations .................      4,269      5,830      5,613        411
Interest income (expense), net .................        423        545        593        746
Other income, net ..............................         27          8         13          7
                                                   --------   --------   --------   --------
        Income before income taxes .............      4,719      6,383      6,219      1,164
Provision for income taxes .....................      1,927      3,048      2,848      2,411
                                                   --------   --------   --------   --------
        Net income (loss) ......................   $  2,792   $  3,335   $  3,371   $ (1,247)
                                                   --------   --------   --------   --------
Diluted net income (loss) per share ............   $   0.13   $   0.14   $   0.14   $  (0.06)
                                                   --------   --------   --------   --------

1997
Net revenue ....................................   $ 29,635   $ 32,474   $ 36,544   $ 38,468
Cost of services ...............................     17,567     18,903     21,189     22,532
                                                   --------   --------   --------   --------
        Gross profit ...........................     12,068     13,571     15,355     15,936
General and administrative expenses ............      9,714     10,561     11,970     12,309
Compensation expenses related to stock issuances        523        523        815      4,199
                                                   --------   --------   --------   --------
        Income (loss) from operations ..........      1,831      2,487      2,570       (572)
Interest income (expense), net .................        123         77         89        103
Other income, net ..............................         91         10          9          9
                                                   --------   --------   --------   --------
        Income (loss) before income taxes ......      2,045      2,574      2,668       (460)
Provision for income taxes .....................        959      1,207      1,226      1,096
                                                   --------   --------   --------   --------
        Net income (loss) ......................   $  1,086   $  1,367   $  1,442   $ (1,556)
                                                   ========   ========   ========   ========
Diluted net income (loss) per share ............   $   0.06   $   0.08   $   0.08   $  (0.09)
                                                   ========   ========   ========   ========

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Consulting Group, Inc.

We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the 1998 merger of First Consulting Group, Inc. and Integrated Systems Consulting Group, Inc., which has been accounted for as a pooling-of-interests as described in Note B to the consolidated financial statements. We did not audit the consolidated financial statements of Integrated Systems Consulting Group, Inc. for the years ended December 31, 1997 and 1996, which were combined with First Consulting Group, Inc.'s statements for the years ended December 31, 1997 and 1996, and reflect net revenues of $43,178,000 and $30,607,000, and net earnings of $3,513,000 and $3,004,000, respectively. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Integrated Systems Consulting Group, Inc., is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/ GRANT THORNTON LLP


Irvine, California
February 8, 1999

                    INTEGRATED SYSTEMS CONSULTING GROUP, INC

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Integrated Systems Consulting Group, Inc.

We have audited the consolidated balance sheets of Integrated Systems Consulting Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997 (not separately presented herein). In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule (not separately presented herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integrated Systems Consulting Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
January 23, 1998, except as to note 14, which is as of February 27, 1998

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTs


                                                   BALANCE AT        PROVISION         ACCOUNTS      BALANCE AT END
   FOR THE YEAR                                   BEGINNING OF      CHARGED TO         WRITTEN             OF
ENDED DECEMBER 31          DESCRIPTION               PERIOD           INCOME             OFF             PERIOD
----------------- ------------------------------ ---------------- ---------------- ----------------- ----------------
      1998        Accounts receivable allowance          812              961             (324)            1,449
      1997        Accounts receivable allowance          279              750             (217)              812
      1996        Accounts receivable allowance          200              156              (77)              279


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BY: /s/ LUTHER J. NUSSBAUM
                                          -----------------------------------
                                          Luther J. Nussbaum,
                                          Chief Executive Officer

Date: March 30, 1999

Know all persons by these presents, that each of the persons whose signature appears below hereby constitutes and appoints Luther J. Nussbaum and Thomas A. Reep, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                           DATE
----------------------------    -------------------------------------------     --------------
/s/ LUTHER J. NUSSBAUM          Chief Executive Officer and Director            March 30, 1999
----------------------------    (Principal Executive Officer)
Luther J. Nussbaum

/s/ JAMES A. REEP               Chairman and Director                           March 30, 1999
----------------------------
James A. Reep

/s/ Thomas A. Reep              Chief Financial Officer and Vice President      March 30, 1999
----------------------------    (Principal Financial Officer)
Thomas A. Reep

/s/ PHILIP H. OCKELMANN         Controller                                      March 30, 1999
----------------------------    (Principal Accounting Officer)
Philip H. Ockelmann

/s/ FRANK BALDINO, JR.          Director                                        March 30, 1999
----------------------------
Frank Baldino, Jr.

/s/ DONALD R. CALDWELL          Director                                        March 30, 1999
----------------------------
Donald R. Caldwell




SIGNATURE                       TITLE                                           DATE
----------------------------    -------------------------------------------     --------------
/s/ STEVEN HECK                 Director                                        March 30, 1999
----------------------------
Steven Heck

/s/ STEVEN LAZARUS              Director                                        March 30, 1999
----------------------------
Steven Lazarus

/s/ DAVID S. LIPSON             Director                                        March 30, 1999
----------------------------
David S. Lipson

/s/ STANLEY R. NELSON           Director                                        March 30, 1999
----------------------------
Stanley R. Nelson

/s/ STEPHEN E. OLSON            Director                                        March 30, 1999
----------------------------
Stephen E. Olson

/s/ SCOTT S. PARKER             Director                                        March 30, 1999
----------------------------
Scott S. Parker

/s/ JACK O. VANCE               Director                                        March 30, 1999
----------------------------
Jack O. Vance


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT

2.1.1 Agreement and Plan of Merger and Reorganization dated as of September 9, 1998, by and among the Registrant, Foxtrot Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Registrant, and Integrated Systems Consulting Group, Inc., a Pennsylvania corporation ("ISCG") (incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed on September 22, 1998. (the "First Form 8-K")).

2.1.2 First Amendment to Agreement and Plan of Merger and Reorganization dated as of November 11, 1998 (incorporated by reference to Exhibit
            99.1 of the Registrant's Current Report on Form 8-K filed on November 12, 1998) (See Appendix A-1 to the Report).

3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the "Form S-1")).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Form S-1).

4.1         Specimen Common Stock certificate (incorporated by reference to
            Exhibit 4.1 to the Registrant's Form S-1).

10.1        1997 Equity Incentive Plan Certificate (incorporated by reference to
            Exhibit 10.1 to the Registrant's Form S-1).

10.1.1 Form of Incentive Stock Option between the Registrant and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.1 to the Registrant's Form S-1).

10.1.2 Form of Non-Statutory Stock Option between the Registrant and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.2 to the Registrant's Form S-1).

10.1.3 Form of Non-Statutory Stock Option (United Kingdom) between the Registrant and its United Kingdom resident employees, directors, and consultants (incorporated by reference to Exhibit 10.1.3 to the Registrant's Form S-1).

10.1.4 Form of 1997 Equity Incentive Plan Notice of Exercise between the Registrant and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.4 to the Registrant's Form S-1).

10.2 1997 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form S-1).

10.2.1 Form of Non-Statutory Stock Option (Initial Option-Continuing Non-Employee Directors) between the Registrant its continuing non-employee directors (incorporated by reference to Exhibit 10.2.1 to the Registrant's Form S-1).

10.2.2 Form of Non-Statutory Stock Option (Initial Option-New Non-Employee Directors) between the Registrant and its non-employee directors (incorporated by reference to Exhibit 10.2.2 to the Registrant's Form S-1).

10.2.3 Form of Non-Statutory Stock Option (Annual Option) between the Registrant and its non-employee directors (incorporated by reference to Exhibit 10.2.3 to the Registrant's Form S-1).

10.2.4 Form of 1997 Non-Employee Directors' Stock Option Plan Notice of Exercise between the Registrant and its non-employee directors (incorporated by reference to Exhibit 10.2.4 to the Registrant's Form S-1).

EXHIBIT
NUMBER                              EXHIBIT

10.3        1994 Restricted Stock Plan, as amended (incorporated by reference to
            Exhibit 10.3 to the Registrant's Form S-1).

10.3.1 Form of Amended and Restated Restricted Stock Agreement between the Registrant and its executive officers (incorporated by reference to Exhibit 10.3.1 to the Registrant's Form S-1).

10.3.2 Form of Loan and Pledge Agreement between the Registrant and its vice presidents (incorporated by reference to Exhibit 10.3.2 to the Registrant's Form S-1).

10.3.3 Form of Secured Promissory Note (Non-Recourse) between the Registrant and its vice presidents (incorporated by reference to Exhibit 10.3.3 to the Registrant's Form S-1).

10.4 Second Amended and Restated Associate 401(k) and Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Form S-1).

10.5 First Amendment to the Second Amended and Restated Associate 401(k) and Stock Ownership Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1).

10.6 1997 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Form S-1).

10.6.1 Form of Restricted Stock Agreement between the Registrant and its non-employee directors (incorporated by reference to Exhibit 10.6.1 to the Registrant's Form S-1).

10.7        Supplemental Executive Retirement Plan (incorporated by reference to
            Exhibit 10.7 to the Registrant's Form S-1).

10.8 Form of Indemnity Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Registrant's Form S-1).

10.9 Lease, dated as of October 3, 1996, between the Registrant and Landmark Square Associates, L.P. for the Registrant's principal executive offices in Long Beach, CA (incorporated by reference to Exhibit 10.9 to the Registrant's Form S-1).

10.10 Credit Agreement between the Registrant and Wells Fargo Bank, dated December 18, 1997 (incorporated by reference to Exhibit 10.10 to the Registrant's Form S-1).

11.1 Statement of Computation of Earnings (Loss) per Share for FCG (contained in "Notes to Consolidated Financial Statements - Note N - Net Income Per Share" of this Report).

21.1        Subsidiaries of the Registrant.

23.1        Consent of Grant Thornton LLP.

23.2        Consent of KPMG LLP.

24.1        Power of Attorney (contained on the signature page of this Report).

27.1        Financial Data Schedule