Form 10-Q
period 1999-03-31
FIRST CONSULTING GROUP INC
filed 1999-05-17
CIK 1049758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                            -----------------------

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999,

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 333-41121

                            -----------------------

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

                            -----------------------

              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock, $.001 par value                                23,125,131 Shares
------------------------------------------------          -------------------------------------------
                    (Class)                                    (Outstanding at March 31, 1999)

                          First Consulting Group, Inc.
                                Table of Contents

                                                                                                                Page
                                                                                                               Number
                                                                                                               -------
COVER PAGE........................................................................................................1

TABLE OF CONTENTS.................................................................................................2

PART I.  FINANCIAL INFORMATION....................................................................................3

              ITEM 1.      FINANCIAL STATEMENTS AND NOTES (UNAUDITED).............................................3

                           Consolidated Balance Sheets as of March 31, 1999 and
                           December 1998..........................................................................3

                           Consolidated Statements of Operations for the three
                           month periods ended March 31, 1999 and March 31, 1998..................................5

                           Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and March 31, 1998..................................6

                           Notes to Consolidated Financial Statements.............................................7

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................9

PART II.  OTHER INFORMATION......................................................................................13

              ITEM 1.      LEGAL PROCEEDINGS.....................................................................13

              ITEM 2.      CHANGES IN SECURITIES.................................................................13

              ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.......................................................13

              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                           HOLDERS...............................................................................13

              ITEM 5.      OTHER INFORMATION.....................................................................13

              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................13


SIGNATURES ......................................................................................................15

EXHIBIT INDEX....................................................................................................16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes (Unaudited).

                  First Consulting Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                        March 31,          December 31,
                                                                                          1999                 1998
                                                                                     -------------        ---------------
                                    ASSETS                                            (unaudited)
Current assets
     Cash and cash equivalents ............................................             $ 14,360             $ 20,737
     Short-term investments    ............................................               20,724               27,168
     Accounts receivable, less allowance of  $1,433 and $1,449 in the periods             35,066               36,955
       ended March 31, 1999 and December 31, 1998, respectively............
     Work in process.......................................................               18,598               13,185
     Prepaid expenses and other current assets.............................                3,250                2,565
                                                                                       ---------             --------
         Total current assets..............................................               91,998              100,610
Notes receivable-stockholders .............................................                1,847                1,803
     Long-term investments.................................................                6,598                5,644
Property and equipment
     Furniture, equipment, and leasehold improvements......................                5,950                5,418
     Information systems equipment.........................................               19,539               17,528
                                                                                       ---------             --------
                                                                                          25,489               22,946
Less accumulated depreciation and amortization.............................               13,280               11,932
                                                                                       ---------             --------
                                                                                          12,209               11,014
Other assets
     Executive benefit trust ..............................................                4,712                3,709
     Deferred income taxes.................................................                  789                  763
     Goodwill, net.........................................................                7,783                6,134
     Other.................................................................                1,683                  784
                                                                                       ---------             --------
                                                                                          14,967               11,390
                                                                                       ---------             --------
         Total assets......................................................            $ 127,619             $130,461
                                                                                       =========             ========




                             See accompanying notes.

                  First Consulting Group, Inc. and Subsidiaries

                                 (in thousands)

                                                                                        March 31,          December 31,
                                                                                          1999                 1998
                                                                                     --------------       ---------------
                                                                                       (unaudited)
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt ....................................             $     57             $     67
     Accounts payable......................................................                3,459                2,150
     Accrued liabilities...................................................                6,433                8,090
     Accrued vacation......................................................                3,951                2,655
     Accrued bonuses.......................................................                2,223                3,149
     Deferred revenue......................................................                  105                  491
     Customer advances.....................................................                1,986                2,416
     Income taxes payable..................................................                1,570                8,355
     Deferred income taxes.................................................                6,720                6,318
                                                                                        --------             --------
         Total current liabilities.........................................               26,504               33,691
Non-current liabilities
     Long-term debt, net of current portion................................                  184                  238
     Supplemental executive retirement plan................................                4,136                3,946
                                                                                        --------             --------
         Total non-current liabilities.....................................                4,320                4,184
Commitments and contingencies..............................................                   --                   --
Stockholders' equity
     Preferred Stock, $.001 par value; 10,000,000 shares authorized, no                       --                   --
       shares issued and outstanding.......................................
     Common Stock, $.001 par value; 50,000,000 shares authorized, 23,125,131                  23                   23
       shares issued and outstanding at March 31, 1999 and 22,600,773 shares issued and outstanding at December 31, 1998.........................
     Additional paid-in capital............................................               92,826               83,611
     Retained earnings.....................................................               25,584               21,850
     Deferred compensation-stock incentive agreements......................              (6,149)              (4,058)
     Unearned ASOP shares..................................................                (739)                (739)
     Notes receivable-stockholders.........................................             (14,865)              (8,181)
     Accumulated other comprehensive income................................                  115                   80
                                                                                        --------             --------
         Total stockholders' equity........................................               96,795             $ 92,586
                                                                                        --------             --------
         Total liabilities and stockholders' equity........................             $127,619             $130,461
                                                                                        ========             ========



                             See accompanying notes.

                  First Consulting Group, Inc. and Subsidiaries

                Consolidated Statements of Operations (Unaudited)
                      (in thousands, except per share data)

                                                               Three Months Ended
                                                         ------------------------------
                                                           March 31,        March 31,
                                                             1999             1998
                                                         -----------      -------------
Net revenue.......................................         $58,864             $43,569
Cost of services..................................          35,144              25,489
                                                         ---------            --------
    Gross profit..................................          23,720              18,080
General and administrative expenses...............          17,680              13,811
Merger related costs..............................             110                  --
                                                         ---------            --------
    Income from operations........................           5,930               4,269
Other income
    Interest income, net..........................             600                 423
    Other income, net.............................              22                  27
                                                         ---------            --------
       Income before income taxes.................           6,552               4,719
Provision for income taxes........................           2,818               1,927
                                                         ---------            --------
       Net income.................................         $ 3,734             $ 2,792
                                                         =========            ========
Basic net income per share........................           $0.17               $0.14
Diluted net income per share......................           $0.16               $0.13
Shares used in computing basic net income                   22,585              20,012
    per share.....................................
Shares used in diluted net income per share.......          23,980              21,339

                             See accompanying notes.

                  First Consulting Group, Inc. and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                   March 31,            March 31,
                                                                                      1999                 1998
                                                                                ----------------     ----------------
Cash flows from operating activities:
     Net income............................................................             $  3,734             $  2,792
     Adjustments to reconcile net income...................................                1,585                1,090
     Change in assets and liabilities......................................              (12,931)              (2,220)
                                                                                        --------             --------
         Net cash provided by operating activities.........................               (7,612)               1,662
                                                                                        --------             --------
Cash flows from investing activities:......................................
     Purchase of investments...............................................                5,522               (1,432)
     Furniture, equipment, and leasehold improvements......................               (2,527)              (1,515)
     Acquisition of business...............................................               (1,950)              (3,905)
     Notes receivable stockholders.........................................                 (221)                  (3)
                                                                                        --------             --------
         Net cash used in investing activities.............................                  824               (6,855)
                                                                                        --------             --------
Cash flows used in financing activities:
     Long-term debt........................................................                  (64)              (2,021)
     Proceeds from issuance of stock.......................................                  475               45,134
                                                                                        --------             --------
         Net cash generated in financing activities........................                  411               43,113
                                                                                        --------             --------
Net increase (decrease) in cash and equivalents............................               (6,377)              37,920
Cash and equivalents at beginning of period................................               20,737               12,187
                                                                                        --------             --------
Cash and equivalents at end of period......................................              $14,360             $ 50,107
                                                                                        ========             ========



                             See accompanying notes.

                   Notes to Consolidated Financial Statements



1.       Basis of Presentation

         The consolidated balance sheets of First Consulting Group, Inc. (the "Company") at March 31, 1999 and 1998 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended March 31, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and March 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10K.

2.       Investments

         For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $20.7 million in short term investments and $6.6 million in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities. Net unrealized gains and losses on investments were not material at March 31, 1999.


3.       Net Income Per Share

         The following represents a reconciliation of basic and diluted net income per share for the three month periods ended March 31, 1999 and 1998, respectively (amounts rounded to thousands, except per share data):

                                          For the Three Months Ended               For the Three Months Ended
                                                March 31, 1999                           March 31, 1998
                                     -------------------------------------   --------------------------------------
                                       Income      Weighted     Per share      Income       Weighted     Per share
                                                    Average       amount                     Average       amount
                                                    Shares                                   Shares
                                     -----------  ----------- ------------   ----------   ------------- -----------
Basic EPS:
   Income available to common          $3,734        22,585        $0.17       $2,792         20,012         $0.14
     stockholders................
Effect of dilutive options and
      warrants: .................                     1,395                                    1,327
                                     --------     ---------     --------     --------     ----------     ---------

Diluted EPS:
   Income available to common          $3,734        23,980        $0.16       $2,792         21,339         $0.13
     stockholders and assumed        ========     =========     ========     ========     ==========     =========
     conversions.................

4.             Disclosure of segment information

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

         The following is a summary of certain financial information by segment (in thousands):

For the quarter ended March 31, 1999:

                                          North America    North America
                                           Consulting       Integration        Europe       All Other         Totals
                                          --------------  ----------------   -----------   ------------    ------------
Net revenues...........................       $12,446          $43,451         $ 2,036       $   931        $  58,864
Cost of services.......................         8,280           24,264           1,968           632           35,144
                                          --------------  ----------------   -----------   ------------    ------------
Gross profit...........................       $ 4,166          $19,187         $    68       $   299           23,720
Selling, general & administrative...................................................................           17,680
Merger related costs................................................................................              110
                                                                                                           ------------
Income from operations..............................................................................        $   5,930
                                                                                                           ============



For the quarter ended March 31, 1998:

                                          North America    North America
                                           Consulting       Integration        Europe       All Other         Totals
                                          --------------  ----------------   -----------   ------------    ------------
Net revenues...........................       $11,217          $30,680          $1,573       $    99        $  43,569
Cost of services.......................         6,756           17,465           1,209            59           25,489
                                          --------------  ----------------   -----------   ------------    ------------
Gross profit...........................       $ 4,461          $13,215          $  364       $    40           18,080
Selling, general & administrative...................................................................           13,811
Merger related costs................................................................................                -
                                                                                                           ------------
Income from operations..............................................................................        $   4,269
                                                                                                           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN AND UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S JOINT PROXY STATEMENT/PROSPECTUS FILED AS PART OF FCG'S REGISTRATION STATEMENT ON FORM S-4, DATED NOVEMBER 17, 1998, AND PERIODIC REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. FCG'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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

Results of Operations for the Three Months Ended March 31, 1999 and 1998

         Net Revenue. The Company's net revenue increased to $58.9 million, or 35.1%, for the quarter ended March 31, 1999 from $43.6 million for the quarter ended March 31, 1998. This increase was primarily attributable to an increase in revenue from both the Company's consulting and integration services.

         Cost of Services. Cost of services increased to $35.1 million, or 37.9%, for the quarter ended March 31, 1999 from $25.5 million for the quarter ended March 31, 1998. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue increased to 59.7% for the quarter ended March 31, 1999 from 58.5% for the quarter ended March 31, 1998. This increase was due to lower consulting services utilization, costs of specific outsourcing proposals, lower margins in the European and Canadian operations, and a change in vacation benefits at FCG's newly-acquired Integrated Systems Consulting Group (ISCG) subsidiary.

         General and Administrative Expenses. General and administrative expenses increased to $17.7 million, or 28%, for the quarter ended March 31, 1999 from $13.8 million for the quarter ended March 31, 1998. General and administrative expenses as a percentage of revenue decreased from 31.7% for the quarter ended March 31, 1998 to 30.0% for the quarter ended March 31, 1999 due to tighter expense management.

         Interest Income, Net. Interest income, net of interest expense, increased to $600,000 for the quarter ended March 31, 1999 from $423,000 for the quarter ended March 31, 1998. Interest income net of interest expense as a percentage of revenue remained consistent at 1.0% for both quarters.

         Income Taxes. The provision for income taxes of 43.0% in the quarter ended March 31, 1999 increased from the 40.8% reported for the quarter ended March 31, 1998 due to an increase in certain nondeductible expenses and state taxes.

Liquidity and Capital Resources

         During the three months ended March 31, 1999, the Company used cash flow from operations of $7.6 million, principally to pay income taxes on income earned in the prior year. During the three months ended March 31, 1999, the Company used cash flow of approximately $2.5 million to purchase property and equipment, including computer and related equipment and office furniture and approximately $2.0 million to purchase the assets (principally goodwill) of a U.K. consulting business. Depreciation and amortization expense for the three months ended March 31, 1999 was approximately $1.6 million. At March 31, 1999, the Company had working capital of $65.5 million and long-term investments of $6.6 million. At December 31, 1998, the Company had approximately equivalent levels of working capital of $66.9 million and long-term investments of $5.6 million. At March 31, 1999, most of the company's proceeds from its initial public offering in February, 1998 were retained as cash or investments.

         The Company has a revolving line of credit which allows the Company to borrow up to $9.0 million at an interest rate of the prevailing prime rate. The revolving line of credit expires on May 1, 2000. There was no outstanding balance under the line of credit at March 31, 1999. The line of credit agreement provides that the Company must satisfy certain covenants and restrictions.

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

         Additionally, FCG's current time and billing systems for its internal use are not Y2K compliant. FCG has purchased an upgrade to these systems that will render them Y2K compliant and expects to complete deployment of this upgrade in the second and third quarter of 1999. The Company estimates that the cost of such upgrade will be less than $100,000. There can be no assurance that such deployment will begin as planned or, if begun, will be completed in a timely and cost-effective manner.

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

         In January, February and March, 1999, the Company issued an aggregate of 410,812 shares (the "Shares") of Common Stock to certain of its vice presidents (the "Purchasing Vice Presidents") pursuant to the 1994 Plan. The Purchasing Vice Presidents paid an aggregate of $9,049,285 in consideration of the Shares. The Shares were issued in reliance on Section 4(2) and Rule 701 promulgated under the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities.

           None.

Item 4. Submission of Matters to a Vote of Security Holders.

         A special meeting of the Company's stockholders was held on February 26, 1999 to (1) approve the amendment of the Company's 1997 Equity Incentive Plan (the "Equity Incentive Plan") to increase the number of shares of the Company's common stock reserved for issuance thereunder from 1,600,000 to 3,500,000 and (2) approve the amendment of the Company's 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to increase the number of shares of the Company's common stock reserved for issuance thereunder from 200,000 to 300,000 shares and (3) to transact such other business as may properly come before the special meeting. The Company's stockholders eligible to vote were mailed a notice of the special meeting, a proxy statement and proxy relating to matters described above. The increase of shares reserved for issuance under the Equity Incentive Plan and the Directors' Plan was approved. Of the Company's stockholders eligible to vote, approximately 61% approved the increase of shares reserved for issuance under Equity Incentive Plan, approximately 12% voted against and approximately 27% abstained. Of the Company's stockholders eligible to vote, approximately 61% approved the increase of shares reserved for issuance under the Directors' Plan, approximately 12% voted against and approximately 27% abstained.

Item 5. Other Information.

           None.

Item 6. Exhibits and Reports on Form 8-K.

           (a) Exhibits

                Item                          Description
      -------------------------- -----------------------------------------------
               3(i)(1)           Certificate of Incorporation of the Company.
              3(ii)(1)           Bylaws of the Company.
               4.1(1)            Specimen Common Stock Certificate.
               11.1(2)           Statement of computation of per share earnings.
                27.1             Financial Data Schedule.

      --------------------------
         (1) Filed with the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.
         (2) See Note 4 to Consolidated Financial Statements, "Net Income Per Share."

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                         FIRST CONSULTING GROUP, INC.

Date:  May 14, 1999                      LUTHER J. NUSSBAUM
                                         ---------------------------------------
                                         Luther J. Nussbaum
                                         Chief Executive Officer

Date:  May 14, 1999                      THOMAS A. REEP
                                         ---------------------------------------
                                         Thomas A. Reep
                                         Chief Financial Officer
                                         and Vice President, Finance
                                         (Principal Financial Officer)

                                  Exhibit Index


               No. of
               Exhibit                          Description
      -------------------------- -----------------------------------------------
               3(i)(1)           Certificate of Incorporation of the Company.
              3(ii)(1)           Bylaws of the Company.
               4.1(1)            Specimen Common Stock Certificate.
               11.1(2)           Statement of computation of per share earnings.
                27.1             Financial Data Schedule.

      --------------------------
         (1) Filed with the Company's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.
         (2) See Note 4 to Consolidated Financial Statements, "Net Income Per Share."