Form 10-Q
period 1999-06-30
FIRST CONSULTING GROUP INC
filed 1999-08-13
CIK 1049758

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                        -------------------

                             FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999,

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ________ TO ________

                   COMMISSION FILE NUMBER 0-23651

                        -------------------

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

                        -------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   COMMON STOCK, $.001 PAR VALUE                  23,669,949 SHARES
------------------------------------      ----------------------------------
             (Class)                         (Outstanding at June 30, 1999)

                          FIRST CONSULTING GROUP, INC.
                               TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
COVER PAGE........................................................................................................1

TABLE OF CONTENTS.................................................................................................2

PART I.       FINANCIAL INFORMATION...............................................................................3

              ITEM 1.      FINANCIAL STATEMENTS AND NOTES (UNAUDITED).............................................3

                           Consolidated Balance Sheets as of June 30, 1999 and
                           December 31, 1998......................................................................3

                           Consolidated Statements of Operations for the three
                           month periods ended June 30, 1999 and June 30, 1998 and for the six month periods ended June 30, 1999 and June 30, 1998..................................................5

                           Condensed Consolidated Statements of Cash Flows for the six
                           month periods ended June 30, 1999 and June 30, 1998....................................6

                           Notes to Consolidated Financial Statements.............................................7

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................9

PART II.  OTHER INFORMATION......................................................................................16

              ITEM 1.      LEGAL PROCEEDINGS.....................................................................16

              ITEM 2.      CHANGES IN SECURITIES.................................................................16

              ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.......................................................16

              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                           HOLDERS...............................................................................16

              ITEM 5.      OTHER INFORMATION.....................................................................16

              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................17


SIGNATURES.......................................................................................................18

EXHIBIT INDEX....................................................................................................19

                                    2

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1999                 1998
                                                                                ----------------     ----------------
                                    ASSETS                                        (UNAUDITED)
Current assets
     Cash and cash equivalents                                                         $  18,333             $ 20,737
     Short-term investments    ............................................               19,475               27,168
     Accounts receivable, less allowance of  $1,545 and $1,449 in the periods             44,362               36,955
       ended June 30, 1999 and December 31, 1998, respectively.............
     Work in process.......................................................               16,733               13,185
     Prepaid expenses and other current assets.............................                4,770                2,565
                                                                                        --------             --------
         Total current assets..............................................              103,673              100,610
Notes receivable-stockholders .............................................                1,835                1,803
     Long-term investments.................................................                7,587                5,644
Property and equipment
     Furniture, equipment, and leasehold improvements......................                6,603                5,418
     Information systems equipment.........................................               21,741               17,528
                                                                                        --------             --------
                                                                                          28,344               22,946
Less accumulated depreciation and amortization.............................               14,611               11,932
                                                                                        --------             --------
                                                                                          13,733               11,014
Other assets
     Executive benefit trust ..............................................                4,887                3,709
     Deferred income taxes.................................................                  800                  763
     Goodwill, net.........................................................                7,531                6,134
     Other.................................................................                1,779                  784
                                                                                        --------             --------
                                                                                          14,997               11,390
                                                                                        --------             --------
         Total assets......................................................            $ 141,825            $ 130,461
                                                                                        --------             --------
                                                                                        --------             --------


                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1999                 1998
                                                                                  -----------          -------------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                         (UNAUDITED)
Current liabilities
     Current portion of long-term debt ....................................             $     54             $     67
     Accounts payable......................................................                4,091                2,150
     Accrued liabilities...................................................                8,660                8,090
     Accrued vacation......................................................                4,594                2,655
     Accrued bonuses.......................................................                4,021                3,149
     Deferred revenue......................................................                  105                  491
     Customer advances.....................................................                3,126                2,416
     Income taxes payable..................................................                   43                8,355
     Deferred income taxes.................................................                4,160                6,318
                                                                                        --------             --------
         Total current liabilities.........................................               28,854               33,691
Non-current liabilities
     Long-term debt, net of current portion................................                  173                  238
     Supplemental executive retirement plan................................                5,124                3,946
                                                                                        --------             --------
         Total non-current liabilities.....................................                5,297                4,184
Commitments and contingencies..............................................                   --                   --
Stockholders' equity
     Preferred Stock, $.001 par value; 10,000,000 shares authorized, no                       --                   --
       shares issued and outstanding.......................................
     Common Stock, $.001 par value; 50,000,000 shares authorized, 23,669,949                  24                   23
       shares issued and outstanding at June 30, 1999 and 22,600,773 shares issued and outstanding at December 31, 1998.........................
     Additional paid-in capital............................................               95,850               83,611
     Retained earnings.....................................................               32,544               21,850
     Deferred compensation-stock incentive agreements......................              (5,781)              (4,058)
     Unearned ASOP shares..................................................                (355)                (739)
     Notes receivable-stockholders.........................................             (14,773)              (8,181)
     Accumulated other comprehensive income................................                  165                   80
                                                                                        --------             --------
         Total stockholders' equity........................................              107,674               92,586
                                                                                        --------             --------
         Total liabilities and stockholders' equity........................             $141,825             $130,461
                                                                                        --------             --------
                                                                                        --------             --------

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30                             June 30
                                                        -----------------------            ----------------------
                                                         1999            1998              1999            1998
                                                         ----            ----              ----            ----
Net revenue..........................................   $60,919          $47,792         $119,783          $91,361
Cost of services.....................................    36,969           26,589           72,113           52,078
                                                        -------          -------         --------          -------
     Gross profit....................................    23,950           21,203           47,670           39,283
General and administrative expenses..................    17,531           15,373           35,211           29,184
Merger and related severance costs...................     1,718               --            1,828               --
                                                        -------          -------         --------          -------
     Income from operations..........................     4,701            5,830           10,631           10,099
Other income
     Interest income, net............................       602              545            1,202              968
     Other income, net...............................     3,875                8            3,897               35
                                                        -------          -------         --------          -------
          Income before taxes........................     9,178            6,383           15,730           11,102
Provision for income taxes...........................     2,288            3,048            5,106            4,975
                                                        -------          -------         --------          -------
          Net income.................................   $ 6,890           $3,335          $10,624          $ 6,127
                                                        -------          -------         --------          -------
                                                        -------          -------         --------          -------
Basic net income per share...........................      0.29             0.15             0.46             0.29
                                                        -------          -------         --------          -------
                                                        -------          -------         --------          -------
Diluted net income per share.........................      0.29             0.14             0.44             0.27
                                                        -------          -------         --------          -------
                                                        -------          -------         --------          -------
Shares used in computing basic net income
     per share.......................................    23,363           21,954           22,974           20,983
Shares used in diluted net income per share..........    23,963           23,526           23,971           22,432


                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          SIX MONTHS ENDED
                                                                                    JUNE 30,             JUNE 30,
                                                                                ----------------     ----------------
                                                                                      1999                 1998
Cash flows from operating activities:
     Net income............................................................       $ 10,624                $ 6,127
     Adjustments to reconcile net income...................................          1,090                  2,419
     Change in assets and liabilities......................................        (16,523)                (2,690)
                                                                                  --------                -------
         Net cash (used for) provided by operating activities..............         (4,809)                 5,856
                                                                                  --------                -------
Cash flows from investing activities:......................................
     Purchase of investments...............................................          5,665                (35,070)
     Furniture, equipment, and leasehold improvements......................         (5,464)                (2,805)
     Acquisition of businesses.............................................         (2,027)                (3,940)
     Notes receivable stockholders.........................................           (221)                  (737)
                                                                                  --------                -------
         Net cash used in investing activities.............................         (2,047)               (42,552)
                                                                                  --------                -------
Cash flows used in financing activities:
     Long-term debt........................................................            (78)                (2,085)
     Proceeds from issuance of stock.......................................          4,530                 46,056
                                                                                  --------                -------
         Net cash generated in financing activities........................          4,452                 43,971
                                                                                  --------                -------
Net increase (decrease) in cash and equivalents............................         (2,404)                 7,275
Cash and equivalents at beginning of period................................         20,737                 12,187
                                                                                  --------                -------
Cash and equivalents at end of period......................................        $18,333                $19,462
                                                                                  --------                -------
                                                                                  --------                -------

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

         The consolidated balance sheets of First Consulting Group, Inc. ("FCG") at June 30, 1999 and 1998 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended June 30, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of FCG at June 30, 1999 and the results of operations for the three month and six month periods ended June 30, 1999 and June 30, 1998. The results of operations for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in FCG's Annual Report on Form 10-K.

2.       INVESTMENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. FCG has approximately $19.5 million in short term investments and $7.6 million in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities. Net unrealized gains and losses on investments were not material at June 30, 1999.


3.       NET INCOME PER SHARE

         The following represents a reconciliation of basic and diluted net income per share for the three month and six month periods ended June 30, 1999 and 1998, respectively (amounts rounded to thousands, except per share data):

                                          FOR THE THREE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                 JUNE 30, 1999                           JUNE 30, 1998
                                     -------------------------------------   -------------------------------------
                                       INCOME      WEIGHTED     PER SHARE      INCOME       WEIGHTED     PER SHARE
                                                   AVERAGE        AMOUNT                    AVERAGE        AMOUNT
                                                   SHARES                                   SHARES
                                       -------     --------     ---------      -------      --------     ---------
Basic EPS:
   Income available to common
     stockholders................      $6,890        23,363        $0.29       $3,335         21,954         $0.15
Effect of dilutive options and
      warrants: .................                       600                                    1,572
                                       ------        ------        -----       -------        ------         -----
Diluted EPS:
   Income available to common
     stockholders and assumed
     conversions.................      $6,890        23,963        $0.29       $3,335         23,526         $0.14
                                       ------        ------        -----       -------        ------         -----
                                       ------        ------        -----       -------        ------         -----

                                           FOR THE SIX MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                 JUNE 30, 1999                           JUNE 30, 1998
                                     -------------------------------------   -------------------------------------
                                       INCOME      WEIGHTED     PER SHARE      INCOME       WEIGHTED     PER SHARE
                                                   AVERAGE        AMOUNT                    AVERAGE        AMOUNT
                                                   SHARES                                   SHARES
                                       -------     --------     ---------      -------      --------     ---------
Basic EPS:
   Income available to common
     stockholders................     $10,624        22,974        $0.46       $6,127         20,983         $0.29
Effect of dilutive options and
      warrants: .................                       997                                    1,449
                                     --------     ---------     --------     --------     ----------     ---------
Diluted EPS:
   Income available to common
     stockholders and assumed
     conversions.................     $10,624        23,971        $0.44       $6,127         22,432         $0.27
                                     --------     ---------     --------     --------     ----------     ---------
                                     --------     ---------     --------     --------     ----------     ---------


4.       DISCLOSURE OF SEGMENT INFORMATION

         FCG has the following three reportable segments: North America consulting, North America integration, and international services. The consulting services consist of strategic planning, operations effectiveness, procurement and contracting, and general consulting. The integration services include implementation of packaged vendor software, design and development of comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout a client's organization. International primarily represents services provided in the United Kingdom and parts of continental Europe and includes a blend of consulting and integration services.

          FCG manages segment reporting at a gross margin level. Selling, general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), and fixed assets (primarily computer equipment, furniture, and leasehold improvements) are managed at the corporate level separately from the segments. FCG's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services.

         The following is a summary of certain financial information by segment (in thousands):

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999:

                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION        EUROPE       ALL OTHER       TOTALS
                                          -------------    -------------       ------       ---------       ------
Net revenues...........................       $12,518          $44,951          $2,134       $ 1,316         $ 60,919
Cost of services.......................         8,490           25,429           2,165           885           36,969
                                              -------          -------          ------       -------         --------
Gross profit...........................       $ 4,028          $19,522          $  (31)      $   431           23,950
Selling, general & administrative...................................................................           17,531
Merger and related severance costs..................................................................            1,718
                                                                                                             --------
Income from operations..............................................................................         $  4,701
                                                                                                             --------
                                                                                                             --------

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1998:


                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION        EUROPE       ALL OTHER       TOTALS
                                          -------------    -------------       ------       ---------       ------
Net revenues...........................       $12,814          $33,292          $1,585      $    101         $ 47,792
Cost of services.......................         7,014           17,934           1,590            51           26,589
                                              -------          -------          ------       -------         --------
Gross profit...........................       $ 5,800          $15,358          $   (5)      $    50           21,203
Selling, general & administrative...................................................................           15,373
Merger and related severance costs..................................................................                -
                                                                                                             --------
Income from operations..............................................................................        $   5,830
                                                                                                             --------
                                                                                                             --------

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999:

                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION        EUROPE       ALL OTHER       TOTALS
                                          -------------    -------------       ------       ---------       ------
Net revenues...........................       $24,964          $88,402          $4,170     $   2,247        $ 119,783
Cost of services.......................        16,770           49,693           4,133         1,517           72,113
                                              -------          -------          ------       -------         --------
Gross profit...........................       $ 8,194          $38,709         $    37       $   730           47,670
Selling, general & administrative...................................................................           35,211
Merger and related severance costs..................................................................            1,828
                                                                                                             --------
Income from operations..............................................................................       $   10,631
                                                                                                             --------
                                                                                                             --------

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998:

                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION        EUROPE       ALL OTHER       TOTALS
                                          -------------    -------------       ------       ---------       ------
Net revenues...........................       $24,031          $63,972          $3,158      $    200         $ 91,361
Cost of services.......................        13,770           35,399           2,799           110           52,078
                                              -------          -------          ------       -------         --------
Gross profit...........................      $ 10,261          $28,573         $   359       $    90           39,283
Selling, general & administrative...................................................................           29,184
Merger and related severance costs..................................................................                -
                                                                                                             --------
Income from operations..............................................................................       $   10,099
                                                                                                             --------
                                                                                                             --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve risks and uncertainties, including those set forth herein and under the caption "Risks Relating to the Business of FCG" in FCG's Annual Report on Form 10-K for the year ended December 31,
1998, and subsequent reports filed with the Securities and Exchange Commission. FCG's actual results could differ materially from those anticipated in these forward-looking statements.

OVERVIEW

FCG provides services to payors, providers, government agencies, pharmaceutical, and life science companies, and other healthcare organizations in North America and Europe. FCG generates substantially all of its revenue from fees for professional services. FCG typically bills for its services on an hourly, fixed-fee or monthly fixed-fee basis as specified by the agreement with a particular client. FCG establishes either standard or target hourly rates for each level of consultant based on several factors including prevailing rates, industry and assignment-related experience, technical expertise, skills and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the hourly rate for the consultant(s) assigned to the engagement. Fixed fees are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of consultants required to complete the assignment. Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates charged by FCG. For services billed on an hourly basis, FCG recognizes revenue as services are performed. For services billed on a fixed fee basis, FCG recognizes revenue using the percentage of completion method based on the amount of time completed on each assignment versus the projected number of hours required to complete such assignment. Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements. Unplanned adjustments to revenue are booked at the time they are known. Out-of-pocket expenses are reimbursed by clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on FCG's experience. FCG may obtain payment in advance of providing services. These advances are recorded as deferred revenue and reflected as a liability on FCG's balance sheet.

Cost of services primarily consists of the salaries, bonuses and related benefits of client-serving consultants and subcontractor expenses. General and administrative expenses primarily consist of the costs attributable to the development of the business and the support of its client-serving professionals, such as: non-billable travel; office space occupancy; investments in FCG's information systems, research and practice support and quality initiatives; salaries and expenses for executive management, financial accounting and administrative personnel; expenses for firm and service line governance meetings; recruiting fees and professional development and training; and marketing, legal and other professional services. As associate-related costs are relatively fixed, variations in FCG's revenues and operating results can occur as a result of variations in billing margins and utilization rates of its billable associates. FCG routinely reviews its fees for services, professional compensation and overhead costs to ensure that its services and compensation are competitive within the industry. In addition, FCG routinely monitors the progress of client projects with its clients' senior management. Quality of Service Questionnaires are sent to the client after each engagement with the results compiled and reported to FCG executive management.

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of June 30, 1999, approximately 81% of FCG's 1,710 employees are consultants, and the salaries and benefits of such consultants are recognized in FCG's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given month. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

FCG's effective tax rate has varied from period to period due to non-deductible losses from FCG's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP, and merger related activities. FCG believes that its tax rate has normalized around the 43% rate level.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

         NET REVENUE. FCG's net revenue increased 27.5% to $60.9 million for the quarter ended June 30, 1999 from $47.8 million for the quarter ended June 30, 1998. This increase was primarily attributable to an increase in revenue from FCG's integration services.

         COST OF SERVICES. Cost of services increased 39.0% to $37.0 million for the quarter ended June 30, 1999 from $26.6 million for the quarter ended June 30, 1998. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue increased to 60.7% for the quarter ended June 30, 1999 from 55.6% for the quarter ended June 30, 1998. This increase was due to pricing pressure in the healthcare segment, increased receivables reserves, investment in a large outsourcing proposal, lower margins in European operations, and the absence of unusual project write-ups that were present in the second quarter of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 14.0% to $17.5 million for the quarter ended June 30, 1999 from $15.4 million for the quarter ended June 30, 1998. General and administrative expenses as a percentage of revenue decreased from 32.2% for the quarter ended June 30, 1998 to 28.8% for the quarter ended June 30, 1999 due to tighter expense management.

         MERGER AND RELATED SEVERANCE COSTS. Merger and related severance costs in the quarter ended June 30, 1999 of $1.7 million, or 2.8% of revenue, consisted of $1.1 million of separation costs related to the December 1998 acquisition of Integrated Systems Consulting Group (ISCG), including costs related to the retirement from active management of ISCG founder and FCG Vice Chairman David Lipson, and $0.6 million in Europe related to retention bonuses and the rationalization of capacity and overhead subsequent to the acquisition of two businesses in late 1998 and early 1999.

         OTHER INCOME, NET. Other income for the quarter ended June 30, 1999 of $3.9 million, or 6.3% of revenue, consisted primarily of the net proceeds from a life insurance policy for former Chairman James Reep, who passed away in April 1999. Other income was negligible in the prior year.

          INTEREST INCOME, NET. Interest income, net of interest expense, increased to $602,000 for the quarter ended June 30, 1999 from $545,000 for the quarter ended June 30, 1998. Interest income net of interest expense as a percentage of revenue declined slightly to 1.0% for the quarter ended June 30, 1999 compared to 1.1% for the quarter ended June 30, 1998.

         INCOME TAXES. The provision for income taxes of 24.9% in the quarter ended June 30, 1999 decreased from the 47.8% reported for the quarter ended June 30, 1998 primarily due to the effect of the other income in the current year from the life insurance proceeds noted above not being taxable income, thus lowering the effective tax rate for the quarter, while there had been an increase in certain nondeductible expenses related to the European operations which had raised the rate in the second quarter of 1998.

         NET INCOME. Net income increased 106.6% to $6.9 million or $.29 per diluted share for the quarter ended June 30, 1999 from $3.3 million or $.14 per diluted share for the quarter ended June 30, 1998. Excluding the after tax effects of the $3.9 million life insurance proceeds included in other income and the $1.7 million of merger and related severance costs, net income would have been $4.0 million or $.17 per diluted share for the quarter ended June 30, 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         NET REVENUE. FCG's net revenue increased 31.1% to $119.8 million for the six months ended June 30, 1999 from $91.4 million for the six months ended June 30, 1998. This increase was primarily attributable to an increase in revenue from FCG's integration services.

         COST OF SERVICES. Cost of services increased 38.5% to $72.1 million for the six months ended June 30, 1999 from $52.1 million for the six months ended June 30, 1998. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue increased to 60.2% for the six months ended June 30, 1999 from 57.0% for the six months ended June 30, 1998. This increase was due to pricing pressure in the healthcare segment, increased receivables reserves, investment in a large outsourcing proposal, lower margins in European operations, and the absence of unusual project write-ups that were present in the first half of 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 20.7% to $35.2 million for the six months ended June 30, 1999 from $29.2 million for the six months ended June 30, 1998. General and administrative expenses as a percentage of revenue decreased from 31.9% for the six months ended June 30, 1998 to 29.4% for the six months ended June 30, 1999 due to tighter expense management.

         MERGER AND RELATED SEVERANCE COSTS. Merger and related severance costs in the six months ended June 30, 1999 of $1.8 million, or 1.5% of revenue, consisted of $1.1 million of separation costs related to the December, 1998 acquisition of ISCG, including costs related to the retirement from active management of ISCG founder and FCG Vice Chairman David Lipson, and $0.7 million in Europe related to retention bonuses and the rationalization of capacity and overhead subsequent to the acquisition of two businesses in late 1998 and early 1999.

         OTHER INCOME, NET. Other income for the six months ended June 30, 1999 of $3.9 million, or 3.3% of revenue, consisted primarily of the net proceeds from a life insurance policy for former Chairman James Reep, who passed away in April 1999. Other income was negligible in the prior year.

         INTEREST INCOME, NET. Interest income, net of interest expense, increased to $1.2 million for the six months ended June 30, 1999 from $1.0 million for the six months ended June 30, 1998. Interest income net of interest expense as a percentage of revenue declined slightly to 1.0% for the six months ended June 30, 1999 compared to 1.1% for the six months ended June 30, 1998.

         INCOME TAXES. The provision for income taxes of 32.5% in the six months ended June 30, 1999 decreased from the 44.8% reported for the six months ended June 30, 1998 primarily due to the effect of the other income in the current year from the life insurance proceeds noted above not being taxable income, thus lowering the effective tax rate for the current six month period, while there had been an increase in certain nondeductible expenses related to the European operations which had raised the rate in the first six months of 1998.

         NET INCOME. Net income increased 73.4% to $10.6 million or $.44 per diluted share for the six months ended June 30, 1999 from $6.1 million or $.27 per diluted share for the six months ended June 30, 1998. Excluding the after tax effects of the $3.9 million life insurance proceeds included in other income and the $1.8 million of merger and related severance costs, net income would have been $7.8 million or $.33 per diluted share for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the six month period ended June 30, 1999, FCG used cash flow for operations of $4.8 million, principally to pay income taxes on income earned in the prior year, and to fund an increase in accounts receivable. During the six month period ended June 30, 1999, FCG used cash flow of approximately $5.5 million to purchase property and equipment, including computer and related equipment and office furniture and approximately $2.0 million to purchase the assets (principally goodwill) of a U.K. consulting business. Depreciation and amortization expense for the six month period ended June 30, 1999 was approximately $3.2 million. At June 30, 1999, FCG had working capital of $74.8 million and long-term investments of $7.6 million. At December 31, 1998, FCG had working capital of $66.9 million and long-term investments of $5.6 million. Working capital increased due to the tax payments and increased receivables noted above.

         FCG has a revolving line of credit which allows it to borrow up to $9.0 million at an interest rate of the prevailing prime rate. The revolving line of credit expires on May 1, 2000. There was no outstanding balance under the line of credit at June 30, 1999. The line of credit agreement provides that FCG must satisfy certain covenants and restrictions.

         Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. FCG's cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise. At June 30, 1999, most of FCG's proceeds from its initial public offering in February 1998 were retained as cash or investments.

YEAR 2000 COMPLIANCE

         Many existing computer programs and systems, including those used by FCG's clients, use only two digits to identify the year in the date field. These programs may be unable to process date/time information between the twentieth and twenty-first centuries. This inability could cause the disruption or failure of such computer systems (the "Y2K Problem"). Solving the Y2K Problem is requiring a large amount of time and resources. FCG's clients have reallocated a portion of their budgets away from FCG's services to address this problem. Further such reallocations would reduce FCG's revenues and have a material adverse effect on FCG's business, financial condition and results of operations. Currently, FCG is not able to predict the full extent to which its clients will divert their resources to the Y2K Problem or to estimate the impact, if any, this may have on FCG's revenues. In addition, business interruptions experienced by FCG's clients due to the Y2K Problem could result in reduced demand for FCG's services or delay in the payment of FCG's invoices. Reduced demand or delay in payments could have a material adverse effect on FCG's business.

         Additionally, one of FCG's current time and billing systems for its internal use is not Y2K compliant. FCG has purchased an upgrade to this system that will render it Y2K compliant and expects to complete deployment of this upgrade in the third quarter of 1999. FCG estimates that the cost of such upgrade will be less than $100,000. There can be no assurance that such deployment will begin as planned or, if begun, will be completed in a timely and cost-effective manner.

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

         FCG has not yet devised, and may not be able to devise, a contingency plan that will adequately address all of the Y2K Problem. Because of the uncertainty surrounding the Y2K Problem, unforeseen and unpredictable costs and liabilities associated with the Y2K Problem could materially adversely impact the business, prospects, financial condition and results of operations of FCG.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

           None.

ITEM 2. CHANGES IN SECURITIES.

         Under FCG's 1994 Restricted Stock Plan, (the "1994 Plan") FCG has entered into Restricted Stock Agreements ("RSAs") with each of its vice presidents. The 1994 Plan and RSAs provide that each person, upon becoming a vice president of FCG, must purchase and hold a minimum number of shares of common stock of FCG ("Common Stock").

         In April, May, and June 1999, FCG issued an aggregate of 23,121 shares (the "Shares") of Common Stock to certain of its vice presidents (the "Purchasing Vice Presidents") pursuant to the 1994 Plan. The Purchasing Vice Presidents paid an aggregate of $240,000 in consideration of the Shares. The Shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

FCG held its 1999 Annual Meeting of Stockholders on June 8, 1999. The stockholders elected the Board's nominees as directors to serve three-year terms expiring at the 2002 Annual Meeting of Stockholders by the votes indicated:

   NOMINEE                VOTES IN FAVOR    VOTES AGAINST     ABSTENTIONS
   -------                --------------    -------------     -----------
   Frank Baldino, Jr. ....    18,363,961           95,180               0
   Steven Heck............    18,363,961           95,180               0
   Stephen E. Olson.......    18,363,961           95,180               0

The stockholders also ratified FCG's selection of Grant Thornton LLP as FCG's independent auditors for the year ending December 31, 1999, with 18,271,183 votes cast in favor, 179,900 votes cast against and 8,058 votes abstaining from the proposal.

ITEM 5. OTHER INFORMATION.

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (A) EXHIBITS


                ITEM                            DESCRIPTION
              ---------        ---------------------------------------------
               3(i)(1)         Certificate of Incorporation of FCG.
              3(ii)(1)         Bylaws of FCG.
               4.1(1)          Specimen Common Stock Certificate.
               11.1(2)         Statement of computation of per share earnings.
                27.1           Financial Data Schedule.

------------------
         (1) Filed with FCG's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.
         (2) See Note 4 to Consolidated Financial Statements, "Net Income Per Share."


         (B)      REPORTS ON FORM 8-K

         FCG filed a report on Form 8-K dated April 19, 1999 announcing the death of its Chairman of the Board of Directors, James Reep, from cancer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                      FIRST CONSULTING GROUP, INC.

Date: August 13, 1999                 LUTHER J. NUSSBAUM
                                      ---------------------------------------
                                      Luther J. Nussbaum
                                      Chief Executive Officer

Date:  August 13, 1999                THOMAS A. REEP
                                      ---------------------------------------
                                      Thomas A. Reep
                                      Chief Financial Officer
                                      and Vice President, Finance
                                      (Principal Financial Officer)

                                  EXHIBIT INDEX

         NO. OF
         EXHIBIT                        DESCRIPTION
       ------------        --------------------------------------------------
         3(i)(1)           Certificate of Incorporation of FCG.
        3(ii)(1)           Bylaws of FCG.
         4.1(1)            Specimen Common Stock Certificate.
         11.1(2)           Statement of computation of per share earnings.
          27.1             Financial Data Schedule.

------------------
         (1) Filed with FCG's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.
         (2) See Note 4 to Consolidated Financial Statements, "Net Income Per Share."