Form 10-Q
period 1999-09-30
FIRST CONSULTING GROUP INC
filed 1999-11-15
CIK 1049758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                        -------------------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999,

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-23651

                        -------------------------------

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

                        -------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.001 PAR VALUE                         23,897,620 SHARES
-----------------------------               -----------------------------------
         (Class)                            (Outstanding at September 30, 1999)

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

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------
COVER PAGE........................................................................................................1

TABLE OF CONTENTS.................................................................................................2

PART I.       FINANCIAL INFORMATION...............................................................................3

              ITEM 1.      FINANCIAL STATEMENTS AND NOTES (UNAUDITED).............................................3

                           Consolidated Balance Sheets as of September 30, 1999 and
                           December 31, 1998......................................................................3

                           Consolidated Statements of Operations for the three
                           month periods ended September 30, 1999 and September 30, 1998 and for the nine month periods ended September 30, 1999 and September 30, 1998................................5

                           Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and September 30, 1998..........................6

                           Notes to Consolidated Financial Statements.............................................7

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................................10

PART II.  OTHER INFORMATION......................................................................................15

              ITEM 1.      LEGAL PROCEEDINGS.....................................................................15

              ITEM 2.      CHANGES IN SECURITIES.................................................................15

              ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.......................................................15

              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................15

              ITEM 5.      OTHER INFORMATION.....................................................................15

              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................16


SIGNATURES.......................................................................................................17

EXHIBIT INDEX....................................................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                         1999                  1998
                                                                                     -------------         ------------
                                    ASSETS                                            (UNAUDITED)
Current assets
     Cash and cash equivalents.............................................            $  30,358            $  20,737
     Short-term investments................................................               12,076               27,168
     Accounts receivable, less allowance of  $1,579 and $1,449 in the periods ended September 30, 1999 and December 31, 1998,
       respectively........................................................               44,656               36,955
     Work in process.......................................................               17,202               13,185
     Prepaid expenses and other current assets.............................                2,959                2,565
                                                                                       ---------            ---------
         Total current assets..............................................              107,251              100,610
Notes receivable-stockholders .............................................                1,862                1,803
Long-term investments......................................................               11,039                5,644
Property and equipment
     Furniture, equipment, and leasehold improvements......................                7,281                5,418
     Information systems equipment.........................................               23,667               17,528
                                                                                       ---------            ---------
                                                                                          30,948               22,946
Less accumulated depreciation and amortization.............................               15,878               11,932
                                                                                       ---------            ---------
                                                                                          15,070               11,014
Other assets
     Executive benefit trust ..............................................                5,113                3,709
     Deferred income taxes.................................................                  788                  763
     Goodwill, net.........................................................                6,574                6,134
     Other.................................................................                  778                  784
                                                                                       ---------            ---------
                                                                                          13,253               11,390
                                                                                       ---------            ---------
         Total assets......................................................            $ 148,475            $ 130,461
                                                                                       ---------            ---------
                                                                                       ---------            ---------

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                                         1999                  1998
                                                                                     -------------         ------------
                                                                                      (UNAUDITED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt.....................................            $      54            $      67
     Accounts payable......................................................                2,855                2,150
     Accrued liabilities...................................................                8,939                8,090
     Accrued vacation......................................................                4,756                2,655
     Accrued bonuses.......................................................                5,286                3,149
     Deferred revenue......................................................                  105                  491
     Customer advances.....................................................                2,451                2,416
     Income taxes payable..................................................                2,459                8,355
     Deferred income taxes.................................................                3,335                6,318
                                                                                       ---------            ---------
         Total current liabilities.........................................               30,240               33,691
Non-current liabilities
     Long-term debt, net of current portion................................                  159                  238
     Supplemental executive retirement plan................................                5,009                3,946
                                                                                       ---------            ---------
         Total non-current liabilities.....................................                5,168                4,184
Commitments and contingencies..............................................                   --                   --
Stockholders' equity
     Preferred Stock, $.001 par value; 10,000,000 shares authorized, no
       shares issued and outstanding.......................................                   --                   --
     Common Stock, $.001 par value; 50,000,000 shares authorized,
       23,897,620 shares issued and outstanding at September 30, 1999
       and 22,600,773 shares issued and outstanding at December 31, 1998...                   24                   23
     Additional paid-in capital............................................               99,035               83,611
     Retained earnings.....................................................               37,006               21,850
     Deferred compensation-stock incentive agreements......................              (5,964)              (4,058)
     Unearned ASOP shares..................................................                (108)                (739)
     Notes receivable-stockholders.........................................             (16,798)              (8,181)
     Accumulated other comprehensive income................................                (128)                   80
                                                                                       ---------            ---------
         Total stockholders' equity........................................              113,067               92,586
                                                                                       ---------            ---------
         Total liabilities and stockholders' equity........................            $ 148,475            $ 130,461
                                                                                       ---------            ---------
                                                                                       ---------            ---------

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30                     September 30
                                                       -------------------------        --------------------------
                                                         1999             1998             1999             1998
                                                         ----             ----             ----             ----
Net revenue.........................................   $ 61,411         $ 51,082        $ 181,194        $ 142,443
Cost of services....................................     37,697           28,550          109,810           80,628
                                                       --------         --------        ---------        ---------
     Gross profit...................................     23,714           22,532           71,384           61,815
General and administrative expenses.................     17,061           16,433           52,272           45,617
Merger and related severance costs..................       ----              486            1,828              486
                                                       --------         --------        ---------        ---------
     Income from operations.........................      6,653            5,613           17,284           15,712
Other income
     Interest income, net...........................        654              593            1,856            1,561
     Other income, net..............................         19               13            3,916               48
                                                       --------         --------        ---------        ---------
          Income before taxes.......................      7,326            6,219           23,056           17,321
Provision for income taxes..........................      2,789            2,848            7,895            7,823
                                                       --------         --------        ---------        ---------
         Net income ................................   $  4,537         $  3,371        $  15,161        $   9,498
                                                       --------         --------        ---------        ---------
                                                       --------         --------        ---------        ---------
Basic net income per share..........................       0.19             0.15             0.65             0.45
                                                       --------         --------        ---------        ---------
                                                       --------         --------        ---------        ---------
Diluted net income per share........................       0.19             0.14             0.63             0.42
                                                       --------         --------        ---------        ---------
                                                       --------         --------        ---------        ---------
Shares used in computing basic net income
     per share......................................     23,746           22,029           23,234           21,332
Shares used in diluted net income per share.........     24,416           23,478           24,120           22,781

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                                                          1999                 1998
                                                                                      -------------        -------------
Cash flows from operating activities:
     Net income............................................................             $ 15,161             $  9,498
     Adjustments to reconcile net income...................................                1,741                3,771
     Change in assets and liabilities......................................              (12,515)              (6,376)
                                                                                        --------             --------
         Net cash provided by operating activities.........................                4,387                6,893
                                                                                        --------             --------
Cash flows from investing activities:
     Sale (Purchase) of investments........................................                9,905              (36,195)
     Furniture, equipment, and leasehold improvements......................               (8,085)              (4,270)
     Acquisition of businesses.............................................               (2,027)              (4,095)
     Notes receivable stockholders.........................................                 (221)              (1,808)
                                                                                        --------             --------
         Net cash used in investing activities.............................                 (428)             (46,368)
                                                                                        --------             --------
Cash flows used in financing activities:
     Long-term debt........................................................                  (92)              (2,053)
     Proceeds from issuance of stock.......................................                5,754               47,246
                                                                                        --------             --------
         Net cash generated in financing activities........................                5,662               45,193
                                                                                        --------             --------
Net increase in cash and equivalents.......................................                9,621                5,718
Cash and equivalents at beginning of period................................               20,737               12,187
                                                                                        --------             --------
Cash and equivalents at end of period......................................             $ 30,358             $ 17,905
                                                                                        --------             --------
                                                                                        --------             --------

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated balance sheets of First Consulting Group, Inc. ("FCG") at September 30, 1999 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended September 30, 1999 and 1998 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of FCG at September 30, 1999 and the results of operations for the three month and nine month periods ended September 30, 1999 and September 30, 1998. The results of operations for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 included in FCG's Annual Report on Form 10-K.

2.       INVESTMENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. FCG has approximately $12.1 million in short term investments and $11.0 million in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities. Net unrealized gains and losses on investments were not material at September 30, 1999.

3.       NET INCOME PER SHARE

         The following represents a reconciliation of basic and diluted net income per share for the three month and nine month periods ended September 30, 1999 and 1998, respectively (amounts rounded to thousands, except per share data):

                                          FOR THE THREE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                       ----------------------------------      -----------------------------------
                                       INCOME      WEIGHTED     PER SHARE      INCOME       WEIGHTED     PER SHARE
                                                   AVERAGE        AMOUNT                    AVERAGE        AMOUNT
                                                    SHARES                                   SHARES
                                       ------      --------     ---------      ------       --------     ---------
Basic EPS:
   Income available to common
     stockholders................     $ 4,537       23,746       $ 0.19        $ 3,371       22,029        $ 0.15
Effect of dilutive options and
      warrants: .................                      670                                    1,449
                                      -------       ------       ------        -------       ------        ------
Diluted EPS:
   Income available to common
     stockholders and assumed
     conversions.................     $ 4,537       24,416       $ 0.19        $ 3,371       23,478        $ 0.14
                                      -------       ------       ------        -------       ------        ------
                                      -------       ------       ------        -------       ------        ------

                                          FOR THE NINE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                       ----------------------------------      -----------------------------------
                                       INCOME      WEIGHTED     PER SHARE      INCOME       WEIGHTED     PER SHARE
                                                   AVERAGE        AMOUNT                    AVERAGE        AMOUNT
                                                    SHARES                                   SHARES
                                       ------      --------     ---------      ------       --------     ---------
Basic EPS:
   Income available to common
     stockholders................     $ 15,161        23,234       $ 0.65      $ 9,498         21,332        $ 0.45
Effect of dilutive options and
      warrants: .................                        886                                    1,449
                                      --------        ------       ------      -------         ------        ------
Diluted EPS:
   Income available to common
     stockholders and assumed
     conversions.................     $ 15,161        24,120       $ 0.63      $ 9,498         22,781        $ 0.42
                                      --------        ------       ------      -------         ------        ------
                                      --------        ------       ------      -------         ------        ------

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

         The following is a summary of certain financial information by segment (in thousands):

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999:

                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION       EUROPE      ALL OTHER    TOTALS
                                          -------------    -------------      ------      ---------    -------
Net revenues...........................       $13,074          $45,011        $2,091        $1,235     $61,411

Cost of services.......................         8,152           26,262         2,150         1,133      37,697
                                          -------------    -------------      ------      ---------    -------
Gross profit...........................        $4,922          $18,749          $(59)         $102      23,714

Selling, general & administrative.................................................................      17,061
                                                                                                       -------
Merger and  related severance costs...............................................................           -
                                                                                                       -------
Income from operations............................................................................      $6,653
                                                                                                       -------
                                                                                                       -------

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1998:

                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION       EUROPE      ALL OTHER     TOTALS
                                          -------------    -------------      ------      ---------    -------
Net revenues...........................      $ 12,468         $ 36,835        $ 1,556       $ 223      $ 51,082

Cost of services.......................         7,093           20,010          1,340         107        28,550
                                          -------------    -------------      -------     ---------    --------
Gross profit...........................      $  5,375         $ 16,825        $   216       $ 116        22,532

Selling, general & administrative...................................................................     16,433

Merger and related severance costs..................................................................        486
                                                                                                       --------
Income from operations..............................................................................   $  5,613
                                                                                                       --------
                                                                                                       --------

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999:

                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION       EUROPE      ALL OTHER     TOTALS
                                          -------------    -------------      ------      ---------    ---------
Net revenues...........................      $ 38,038        $ 133,413        $6,261       $ 3,482     $ 181,194

Cost of services.......................        24,922           75,955         6,283         2,650       109,810
                                          -------------    -------------      ------      ---------    ---------
Gross profit...........................      $ 13,116        $  57,458        $  (22)      $   832        71,384

Selling, general & administrative..................................................................       52,272

Merger and related severance costs.................................................................        1,828
                                                                                                       ---------
Income from operations.............................................................................    $  17,284
                                                                                                       ---------
                                                                                                       ---------

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998:

                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION       EUROPE      ALL OTHER     TOTALS
                                          -------------    -------------     -------      ---------    ---------
Net revenues...........................      $ 36,499        $ 100,807       $ 4,714         $ 423     $ 142,443

Cost of services.......................        20,863           55,409         4,139           217        80,628
                                          -------------    -------------     -------      ---------    ---------
Gross profit...........................      $ 15,636        $  45,398       $   575         $ 206        61,815

Selling, general & administrative.................................................................        45,617

Merger and related severance costs................................................................           486
                                                                                                       ---------
Income from operations............................................................................     $  15,712
                                                                                                       ---------
                                                                                                       ---------

5.        COMPREHENSIVE INCOME

          Other comprehensive income, consisting of foreign currency translation adjustments, is not shown because it is not significant.

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

OVERVIEW

FCG provides services to payors, providers, government agencies, pharmaceutical and life science companies, and other healthcare organizations in North America and Europe. FCG generates substantially all of its revenue from fees for professional services. FCG typically bills for its services on an hourly, fixed-fee or monthly fixed-fee basis as specified by the agreement with a particular client. FCG establishes either standard or target hourly rates for each level of consultant based on several factors including prevailing rates, industry and assignment-related experience, technical expertise, skills and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the hourly rate for the consultant(s) assigned to the engagement. Fixed fees are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of consultants required to complete the assignment. Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates charged by FCG. For services billed on an hourly basis, FCG recognizes revenue as services are performed. For services billed on a fixed fee basis, FCG recognizes revenue using the percentage of completion method based on the amount of time completed on each assignment versus the projected number of hours required to complete such assignment. Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements. Unplanned adjustments to revenue are booked at the time they are known. Out-of-pocket expenses are reimbursed by clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on FCG's experience. FCG may obtain payment in advance of providing services. These advances are recorded as deferred revenue and reflected as a liability on FCG's balance sheet.

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

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of September 30, 1999, approximately 84% of FCG's 1,748 employees are consultants, and the salaries and benefits of such consultants are recognized in FCG's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given month. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

FCG's effective tax rate has varied from period to period due to non-deductible losses from FCG's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP, and merger related activities. FCG believes that its tax rate has normalized around the 41.5% rate level.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         NET REVENUE. FCG's net revenue increased 20.2% to $61.4 million for the quarter ended September 30, 1999 from $51.1 million for the quarter ended September 30, 1998. This increase was primarily attributable to an increase in revenue from FCG's integration services.

         COST OF SERVICES. Cost of services increased 32.0% to $37.7 million for the quarter ended September 30, 1999 from $28.6 million for the quarter ended September 30, 1998. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue increased to 61.4% for the quarter ended September 30, 1999 from 55.9% for the quarter ended September 30, 1998. This increase was due to lower utilization, pricing pressure in the healthcare segment, investment in a large outsourcing proposal, and low margins in European operations.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 3.8% to $17.1 million for the quarter ended September 30, 1999 from $16.4 million for the quarter ended September 30, 1998. General and administrative expenses as a percentage of revenue decreased from 32.2% for the quarter ended September 30, 1998 to 27.8% for the quarter ended September 30, 1999 due to tighter expense management.

          INTEREST INCOME, NET. Interest income, net of interest expense, increased to $654,000 for the quarter ended September 30, 1999 from $593,000 for the quarter ended September 30, 1998. Interest income net of interest expense as a percentage of revenue declined slightly to 1.1% for the quarter ended September 30, 1999 compared to 1.2% for the quarter ended September 30, 1998.

         INCOME TAXES. The provision for income taxes of 38.1% in the quarter ended September 30, 1999 decreased from the 45.8% reported for the quarter ended September 30, 1998 primarily due to a change in the effective tax rate for the full year 1999 from 43% to 41.5% reflected in the current quarter, resulting from efficiencies we are realizing in the state tax area and reduced nondeductible expenses, while there had been an increase in certain nondeductible expenses related to the European operations which had raised the rate in the third quarter of 1998.

         NET INCOME. Net income increased 34.6% to $4.5 million or $.19 per diluted share for the quarter ended September 30, 1999 from $3.4 million or $.14 per diluted share for the quarter ended September 30, 1998. Excluding the after tax effect of the $0.5 million merger and related severance costs, net income would have been $3.6 million or $.15 per diluted share for the quarter ended September 30, 1998.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         NET REVENUE. FCG's net revenue increased 27.2% to $181.2 million for the nine months ended September 30, 1999 from $142.4 million for the nine months ended September 30, 1998. This increase was primarily attributable to an increase in revenue from FCG's integration services.

         COST OF SERVICES. Cost of services increased 36.2% to $109.8 million for the nine months ended September 30, 1999 from $80.6 million for the nine months ended September 30, 1998. The increase was primarily attributable to an increase in the number of consultants. Cost of services as a percentage of revenue increased to 60.6% for the nine months ended September 30, 1999 from 56.6% for the nine months ended September 30, 1998. This increase was due to lower utilization, pricing pressure in the healthcare segment, increased receivables reserves, investment in a large outsourcing proposal, lower margins in European operations, and the absence of unusual project write-ups that were present in 1998.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 14.6% to $52.3 million for the nine months ended September 30, 1999 from $45.6 million for the nine months ended September 30, 1998. General and administrative expenses as a percentage of revenue decreased from 32.0% for the nine months ended September 30, 1998 to 28.8% for the nine months ended September 30, 1999 due to tighter expense management.

         MERGER AND RELATED SEVERANCE COSTS. Merger and related severance costs in the nine months ended September 30, 1999 of $1.8 million, or 1.0% of revenue, consisted of $1.1 million of separation costs related to the December, 1998 acquisition of ISCG, including costs related to the retirement from active management of ISCG founder and FCG Vice Chairman David Lipson, and $0.7 million in Europe related to retention bonuses and the rationalization of capacity and overhead subsequent to the acquisition of two businesses in late 1998 and early 1999. Merger and related severance costs for the nine months ended September 30, 1998 of $0.5 million consisted of costs as a result of termination of a potential business combination contemplated by ISCG with a third party prior to the definitive merger agreement between FCG and ISCG.

         OTHER INCOME, NET. Other income for the nine months ended September 30, 1999 of $3.9 million, or 2.2% of revenue, consisted primarily of the net proceeds from a life insurance policy for former Chairman James Reep, who passed away in April 1999. Other income was negligible in the prior year.

         INTEREST INCOME, NET. Interest income, net of interest expense, increased to $1.9 million for the nine months ended September 30, 1999 from $1.6 million for the nine months ended September 30, 1998. Interest income net of interest expense as a percentage of revenue declined slightly to 1.0% for the nine months ended September 30, 1999 compared to 1.1% for the nine months ended September 30, 1998.

         INCOME TAXES. The provision for income taxes of 34.2% in the nine months ended September 30, 1999 decreased from the 45.2% reported for the nine months ended September 30, 1998 primarily due to the effect of the other income in the current year from the life insurance proceeds noted above not being taxable income, thus lowering the effective tax rate for the current nine month period, while there had been an increase in certain nondeductible expenses related to the European operations which had raised the rate in the first nine months of 1998.

         NET INCOME. Net income increased 59.6% to $15.2 million or $.63 per diluted share for the nine months ended September 30, 1999 from $9.5 million or $.42 per diluted share for the nine months ended September 30, 1998. Excluding the after tax effects of the $3.9 million life insurance proceeds included in other income and the $1.8 million of merger and related severance costs, net income would have been $12.4 million or $.51 per diluted share for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine month period ended September 30, 1999, FCG provided cash flow from operations of $4.4 million, principally as a result of net income and depreciation exceeding working capital requirements. During the nine month period ended September 30, 1999, FCG used cash flow of approximately $8.1 million to purchase property and equipment, including computer and related equipment and office furniture, and approximately $2.0 million to purchase the assets (principally goodwill) of a U.K. consulting business. Depreciation and amortization expense for the nine month period ended September 30, 1999 was approximately $4.8 million. At September 30, 1999, FCG had working capital of $77.0 million and long-term investments of $11.0 million. At December 31, 1998, FCG had working capital of $66.9 million and long-term investments of $5.6 million. Working capital increased primarily due to increased accounts receivables.

         FCG has a revolving line of credit which allows it to borrow up to $9.0 million at an interest rate of the prevailing prime rate. The revolving line of credit expires on May 1, 2000. There was no outstanding balance under the line of credit at September 30, 1999. The line of credit agreement provides that FCG must satisfy certain covenants and restrictions.

         Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. FCG's cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise. At September 30, 1999, most of FCG's proceeds from its initial public offering in February 1998 were retained as cash or investments.

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

         The computer systems of third parties with whom FCG regularly deals could be disrupted or fail, causing an interruption or decrease in FCG's ability to continue its operations. FCG relies on third party relationships in the conduct of its business, including suppliers, vendors, utilities, financial institutions and others. FCG has created a list of the third parties it believes are material to its operations and has obtained written assurances from them that there will be no interruption of service as a result of the Y2K Problem. It is possible that FCG will experience interruptions in third party services despite vendors' assurances otherwise, and that FCG will not be able to develop contingency plans to meet individual or multiple third party failures, resulting in an operations interruption that could materially adversely affect FCG's business.

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

        During the quarter ended September 30, 1999, FCG issued an aggregate of 205,640 shares (the "Shares") of Common Stock to certain of its vice presidents (the "Purchasing Vice Presidents") pursuant to the 1994 Plan. The Purchasing Vice Presidents paid an aggregate of $2,315,000 in consideration of the Shares. The Shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS


                ITEM                           DESCRIPTION
-------------------------------  -----------------------------------------------
               3(i)(1)           Certificate of Incorporation of FCG.
              3(ii)(1)           Bylaws of FCG.
               4.1(1)            Specimen Common Stock Certificate.
               11.1(2)           Statement of computation of per share earnings.
                27.1             Financial Data Schedule.
-------------------------------
     (1) Filed with FCG's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.
     (2)  See Note 4 to Consolidated Financial Statements, "Net Income Per
          Share."

     (b)   REPORTS ON FORM 8-K

           None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                  FIRST CONSULTING GROUP, INC.

Date: November 12, 1999           /s/ LUTHER J. NUSSBAUM
                                  ---------------------------------------------
                                  Luther J. Nussbaum
                                  Chief Executive Officer

Date:  November 12, 1999          /s/ THOMAS A. REEP
                                  ---------------------------------------------
                                  Thomas A. Reep
                                  Chief Financial Officer
                                  and Vice President, Finance
                                  (Principal Financial Officer)

                ITEM                           DESCRIPTION
-------------------------------  -----------------------------------------------
               3(i)(1)           Certificate of Incorporation of FCG.
              3(ii)(1)           Bylaws of FCG.
               4.1(1)            Specimen Common Stock Certificate.
               11.1(2)           Statement of computation of per share earnings.
                27.1             Financial Data Schedule.
-------------------------------
     (1) Filed with FCG's Registration Statement on Form S-1, File No. 333-41121, declared effective on February 12, 1998, incorporated herein by reference.
     (2)  See Note 4 to Consolidated Financial Statements, "Net Income Per
          Share."