Form 10-K405
period 1999-12-31
FIRST CONSULTING GROUP INC
filed 2000-03-29
CIK 1049758

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM              TO
                                             -------------   ---------

                        COMMISSION FILE NUMBER: 333-41121

                          FIRST CONSULTING GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                         95-3539020
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         111 W. OCEAN BOULEVARD, 4TH FLOOR, LONG BEACH, CALIFORNIA 90802
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (562) 624-5200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

        NONE                                             NONE
---------------------                           ---------------------
(Title of each class)                (Name of each exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's stock held by non-affiliates of the Registrant at March 1, 2000 was approximately $287,922,771 based on the closing price of such common equity on such date.

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

    COMMON STOCK, $.001 PAR VALUE                        24,110,177
-------------------------------------    ---------------------------------------
             (Class)                           (Outstanding at March 1, 2000)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates by reference information that will be filed with the Securities and Exchange Commission by May 1, 2000, either as part of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

PART I
-----------------------------------------------------------------------------------------------------------------------
         ITEM 1.  BUSINESS............................................................................................1
                  -   General ........................................................................................1
                  -   Services .......................................................................................1
                  -   Consulting Services.............................................................................2
                  -   Integration Services............................................................................5
                  -   Management Services.............................................................................7
                  -   Service Delivery ...............................................................................8
                  -   Research and Practice Support...................................................................9
                  -   Clients .......................................................................................10
                  -   Sales and Marketing............................................................................10
                  -   International Operations.......................................................................11
                  -   Competition ...................................................................................11
                  -   Limited Protection of Proprietary Information and Procedures...................................12
                  -   Employees .....................................................................................13
                  -   First Ventures ................................................................................13
                  -   Vendor Relationships...........................................................................14
                  -   Risks Relating to the Business of FCG..........................................................15
         ITEM 2.  PROPERTIES.........................................................................................23
         ITEM 3.  LEGAL PROCEEDINGS..................................................................................23
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................23

PART II
-----------------------------------------------------------------------------------------------------------------------
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............................24
         ITEM 6.  SELECTED FINANCIAL DATA............................................................................25
         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION...............26
                  -   Overview ......................................................................................26
                  -   Comparison of the Years Ended December 31, 1999 and 1998.......................................28
                  -   Comparison of the Years Ended December 31, 1998 and 1997.......................................29
                  -   Quarterly Financial Results....................................................................30
                  -   Liquidity and Capital Resources................................................................32
         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........................................33
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................33
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............33

PART III
-----------------------------------------------------------------------------------------------------------------------
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.....................................................34
         ITEM 11. EXECUTIVE COMPENSATION.............................................................................34
         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................34
         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................34

PART IV
-----------------------------------------------------------------------------------------------------------------------
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K...................................35

                                     PART I


ITEM 1.  BUSINESS

GENERAL

First Consulting Group, Inc. ("FCG" or the "Company") provides information-based consulting, integration, and management services for the healthcare, pharmaceutical, and life sciences industries in North America and Europe. FCG's services are designed to increase its clients' operations effectiveness through reduced cost, improved customer service, enhanced quality of patient care and more rapid introduction of new pharmaceutical compounds. FCG is focused on transforming the health-related industries. FCG applies deep industry knowledge and operations improvement skills combined with advanced information technologies especially including the Internet to make substantial improvements in healthcare delivery, healthcare financing and administration, health maintenance and drug research and development. Through its services, FCG offers industry-specific expertise to objectively evaluate, select, develop, implement and manage information systems, networks and applications. The Company provides its services primarily to healthcare delivery organizations, health plans, government healthcare organizations, pharmaceutical and life sciences organizations and companies in the region of its systems development centers. FCG has over 2,000 professionals serving North America and Europe. FCG's consultants possess extensive expertise in financial, administrative and clinical processes, information technologies and applications. FCG provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services across its principal services of consulting, integration, and management (including outsourcing). FCG's consulting professionals are supported by internal research and a centralized information system that provides real-time access to current industry information and project methodologies, experiences, models and tools. FCG believes that its success is attributable to its strong relationships with industry leading clients, its industry and technical expertise, its professional environment that fosters employee recruitment and retention, and the depth and breadth of its services.

SERVICES

FCG's principal services consist of consulting, integration, and management. The Company believes that its clients' overall operations effectiveness is dependent upon solid business strategy and the implementation of improved business processes supported by information management. Further, the Company believes that these elements are interdependent and therefore must be integrated in order to be successful. FCG offers its clients an integrated approach through multi-disciplinary teams with expertise across these areas. FCG typically is engaged on a project basis and assembles client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments. FCG may assemble several client teams to serve the needs of a single client. FCG provides its services at the client site to senior-level management and other personnel within the client organization. In addition, as part of its FCG Management Services, LLC, a majority owned subsidiary, the Company also provides information technology (IT) outsourcing services whereby it hires the IT staff of clients and runs part or all of the IT operations at the client site.

The Company tailors its services to the specific needs of each of its primary client segments of health delivery, health plans, government healthcare, and pharmaceutical and other life sciences organizations. A summary view of the Company's service offerings is provided in the table below, followed by a description of each.

----------------------------------------------------------------------------------------------------------------
        CONSULTING                                  INTEGRATION                               MANAGEMENT
         SERVICES                                    SERVICES                                  SERVICES

    (22 % of total 1999                     (74% of total 1999 revenue)                   (4% of total 1999
         revenue)                                                                              revenue)
----------------------------------------------------------------------------------------------------------------
-  E-Strategy                ADVANCED TECHNOLOGY  (26% of total 1999 revenue)         -  IT Outsourcing
-  IT Strategy               -  Digital Imaging and PACS                                 Assessment
-  Performance               -  Security Technologies                                 -  Program Management
   Improvement               -  Local Area and Wide Area Networks                     -  Discrete IT
-  Interim IT                -  Internet, Intranet and E-Commerce                        Outsourcing
   Management                -  Call Centers and Customer Relationship                -  Full IT Outsourcing
                                Management (CRM)
                             -  Back Office and Workstations
                             -  Data Centers
                             -  Help Desks
                             -  Telemedicine Solutions
                             SYSTEMS DEVELOPMENT (26% of total 1999 revenue)
                             -  Document Management
                             -  E-Pharma/Web/Internet
                             -  Client-Server or n-Tiered Systems
                             -  Data Warehousing
                             -  Application Support and Maintenance
                             -  Validation
                             IMPLEMENTATION (22% of total 1999 revenue)
                             -  Hospital Information Systems
                             -  Ambulatory and Physician Systems
                             -  Computer-Based Patient Record
                             -  Clinical Data Repository
                             -  Enterprise Resource Planning
                             -  Claims and Benefits Administration
                             -  Customer Relationship Management
                             -  Web-Based Tools and Applications
----------------------------------------------------------------------------------------------------------------


CONSULTING SERVICES

FCG's consulting services help clients improve cost management, quality, service, and drug research and development to obtain differentiation and competitive advantage. Working within the context of the client's philosophy, mission, and financial realities, the Company integrates operations effectiveness and IT into clients' business strategies. FCG combines its expertise in business strategy, clinical, drug development and operational processes, the Internet, database, voice and video technologies to construct integrated solutions. Since FCG is a service provider, the Company works closely with its clients and third party vendors, including select vendor alliances where appropriate, to integrate a combination of custom and off-the-shelf products to maximize the client's investment.

E-STRATEGY SERVICES. The Company's e-strategy services are provided under the leadership of its practice unit, eHealth@FCG. FCG's e-strategy services provide business and IT executives with education, insights and strategies to utilize the power of the Internet to improve their performance. FCG's e-strategy consultants help clients define new business approaches and strategies, and operational improvements that are enabled by the Internet or Internet technologies. The Company's e-health strategy consultants possess knowledge of business strategy, marketing, operating processes, and Internet portals, technologies, and applications. They also draw upon other Internet and related technology expertise from FCG's Integration Services unit, where appropriate, to deliver integrated expertise to the client.

FCG's e-strategy services include:
-  Executive visioning
-  Business strategy
-  Planning for e-health initiatives
-  User design
-  Intellectual capital formation


IT STRATEGY SERVICES. The Company's IT strategy services focus on the use of IT to support business goals, and to leverage the power of the Internet to transform the way care is delivered and managed, and the way drugs are developed and marketed. The Company's strategy services are often the entry point for FCG, involve clients' senior executive management, and often lead to FCG's downstream provision of integration and management services. The Company's strategy services consist of:

   Strategic Alignment
   -  IT Strategic Planning and Governance
   -  Alignment of IT and Process
   -  Future Focus and Regulatory Requirements

   IT Department Operational Excellence
   -  Fiscal Responsibility
   -  Infrastructure
   -  IT Department Processes
   -  Data Center Operations
   -  IT Human Resources Management

   IT Value Realization
   -  Performance Measurement
   -  Business Integration (people, process, technology)
   -  Change Management
   -  Application Investment


PERFORMANCE IMPROVEMENT SERVICES. The Company's Performance Improvement services consist of process redesign to reduce administrative costs, improve clinical and financial performance, engage and retain patients/members, and improve accountability and reporting. The Company believes that information management is a critical component of nearly all process change initiatives and that FCG's combination of business strategy, process, and information technology expertise uniquely qualifies it for many of these engagements. In turn, the Company believes that in order to maximize the value of any IT investment, its clients must carefully assess the processes supported by IT, and implement changes where appropriate. Therefore, the Company addresses operational improvements as a component of nearly all its engagements. In addition, it has identified numerous discrete, or target areas, where it applies its process improvement expertise to address fundamental business problems of its clients. The Company's Performance Improvement services are presently focused primarily on the health delivery, health plan and government healthcare client types and address the following areas:

Reducing Administrative Costs
-  Revenue Cycle Management
-  Financial Decision Support
-  Supply Chain Management
-  Member/Patient Management (scheduling, registration, referrals, inquiries)
-  Claims/Encounter Management

Clinical Performance Improvement
-  Minimize Medical Errors
-  Redesign of Access to Care across the Continuum
-  Care and Disease Management
-  Clinical Performance Measurement/Management Strategies and Implementation
-  Physician Integration and Incentive Strategies
-  Clinical and Operational Data Benchmarking and Decision Support
-  Clinical Resource Management
-  Clinical System Integration and Consolidation

Financial Performance Improvement
-  Revenue Cycle Management
-  Cash Flow Management
-  Patient Accounting

Engaging and Retaining Members/Patients
-  Customer Relationship Management
-  Enrollment, Eligibility and Referral Management
-  Scheduling, Master Member Index and Registration
-  Customer Care - Call Centers
-  Information for Patient Education and Personal Health Management
-  Privacy, Confidentiality and Security
-  Broker/Agent Support Systems

Accountability and Reporting
-  Report Cards
-  Health Insurance Portability and Accountability Act (HIPAA) compliance
-  HCFA Compliance
-  Billing and Reporting


IT MANAGEMENT SERVICES. The Company's IT Management services include the provision of IT leadership, including director and chief information officer staffing on an interim or on-going basis. These services are typically provided for a minimum of a six month commitment in order to support client mergers, acquisitions, changes in leadership, reorganizations, or other situations where the client changes its IT leadership. As part of FCG's Executive Management services, contracted FCG IT leadership provides the client with consulting services to improve strategic alignment with business goals, improve IT operational excellence, and value realization. Assigned FCG IT leadership will call upon other FCG consultants to support the provision of these services. FCG will utilize tools, frameworks, methodologies and best practices to support these activities. These services help FCG's clients to obtain immediate, experienced support for mission critical functions on a full-time basis, minimizing disruption and ensuring smooth operation in key functional areas.

INTEGRATION SERVICES

As the health related segments of care delivery, health plans, government healthcare, and pharmaceuticals consolidate and converge, they face a pressing need to integrate at the core process level. In order to manage those core processes, they must be able to integrate information from multiple sources. FCG provides a range of information technology expertise to support its clients' needs to design, develop, implement and integrate complex information management solutions. FCG's integration services include advanced technology services, systems development, and implementation services. The Company's integration services enable its clients to achieve performance improvement through improved cost management, quality, service, and drug research and development.

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

Advanced technology services include:

      -  Internet, Intranet and E-Commerce
      -  Telecommunications
      -  Local (LAN) and wide area networks (WAN)
      -  Back office and workstations
      -  Digital imaging and Picture Archiving and Retrieval Systems (PACS)
      -  Security technologies
      -  Call centers and customer relationship management (CRM) systems
      -  Data Centers
      -  Help Desks
      -  Telemedicine Solutions


FCG has expertise in working with a wide range of technology vendors across these areas, such as Century Analysis Inc. (CAI), Cisco Systems, Dell Computer, Software Technologies Corp. (STC), Microsoft Corporation, Oracle Corporation, Sybase Inc., and Nortel Baynetworks, Inc.

SYSTEMS DEVELOPMENT SERVICES. The Company's systems development services help clients develop custom software solutions that support business, clinical or financial processes to provide competitive advantage. The major component of FCG's systems development services involves the development of information systems used in the drug development and regulatory approval processes of pharmaceutical companies. The Company's services encompass the analysis, design, development, implementation, and maintenance of information systems used in all aspects of the drug development and post approval processes. The Company possesses comprehensive, industry-specific project development methodology, rapid application development skills, and understanding of leading information technologies. FCG helps its pharmaceutical and biotechnology clients streamline the drug development process and improve the effectiveness of their IT investments. The Company's capabilities also include the integrated validation services required to get systems into production. FCG has invested in the development of a methodology, a library of preprogrammed applications, and unique, customizable service offerings that provide a common framework for the definition and delivery of global regulatory document management and submission applications.

The Company possesses specific domain expertise related to systems development and implementation across the drug discovery, pre-clinical, clinical, and regulatory submission phases, as depicted in the table below.


     FIRST CONSULTING GROUP SYSTEMS DEVELOPMENT EXPERTISE IN PHARMACEUTICALS

--------------------------------------------------------------------------------------------------------------
                                PRE-CLINICAL AND
     DRUG DISCOVERY              CLINICAL AREAS            CLINICAL APPLICATIONS       REGULATORY SUBMISSION
--------------------------------------------------------------------------------------------------------------
Genomics and Bioinformatics    Business Case and           Business Case and           Regulatory Document
                               Requirements Definition     Requirements Definition     Management: FDA, DAMOS
--------------------------------------------------------------------------------------------------------------
Combinatorial Chemistry        Pharmacology                Product/Vendor Selection    Electronic Submission
                                                                                       Preparation
--------------------------------------------------------------------------------------------------------------
Compound Registration          Toxicology                  Clinical Data Management    Document Imaging
--------------------------------------------------------------------------------------------------------------
Sample and Reagent Inventory   Vendor Selection            Clinical Trials Management  Correspondence Tracking
Management
--------------------------------------------------------------------------------------------------------------
High Throughput Screening      Program Management          Electronic Data Capture     Dossier Publishing
--------------------------------------------------------------------------------------------------------------
LIMS/Assay                     Decision Support            Drug Safety/Adverse         System Validation
                                                           Events Reporting
--------------------------------------------------------------------------------------------------------------
Decision Support               Data Warehousing            Clinical Supplies and
                                                           Labeling
--------------------------------------------------------------------------------------------------------------
                                                           Clinical Manufacturing
--------------------------------------------------------------------------------------------------------------
                                                           Case Report Form Imaging
--------------------------------------------------------------------------------------------------------------
                                                           Project Management
--------------------------------------------------------------------------------------------------------------

The Company's software system architects, development managers, and development staff are trained to address diverse needs including Object Oriented Design
(OOD), distributed systems, client/server or n-tiered systems, web-deployed transactional systems, custom software solutions, and document management systems. FCG specializes in the architecture, development, and integration of client-server systems using a variety of development environments that include computer-aided design tools, graphical user interfaces (GUI), database technologies, and operating systems. GUI development platforms include Sybase PowerBuilder; Microsoft Visual Basic, Access and Visual C++; and Oracle Designer/2000 and Developer/2000. Database technologies include products from Oracle, Sybase, and Microsoft. Operating systems include Hewlett-Packard HP/UX, Compaq OpenVMS, Sun Microsystem Sun/OS and Solaris, Microsoft Windows NT, and SCO UNIX.

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

FCG has applied its systems development expertise in other industries in addition to pharmaceutical companies. The Company anticipates performing systems development engagements for health delivery, health plan, government and other client types.

IMPLEMENTATION SERVICES. FCG provides implementation services for packaged software products utilized by healthcare, health plan, pharmaceutical and life sciences organizations. FCG has implementation expertise in hospital information systems, computer based patient records, clinical data repositories, ambulatory and physician systems, enterprise resource planning (ERP), claims and benefits administration, customer relationship management and web-based tools and applications.

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

FCG believes that its expertise with applications from a wide range of vendors provides clients with a reliable resource to implement these applications.

MANAGEMENT SERVICES

FCG provides long-term IT management expertise, tailoring its efforts specifically to the client's culture, strategy, and needs. The Company offers a wide range of management services including assessment/due diligence, program management, discrete outsourcing and full IT outsourcing. The Company's assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of its IT function. This assessment enables senior management to determine the appropriateness of outsourcing part or all of their IT function, relative to their financial condition, strategic objectives, internal IT capabilities and overall direction.

FCG also provides its clients with program management services, which involve the provision of senior management resource(s) for some or all of an organization's IT projects and functions. This may include for example, the provision of a Chief Information Officer, Director of Information Systems, or Manager and Director of Networks or Telecommunications. The assigned resource is employed by FCG and resides at the client site. FCG typically provides its program management services on a long-term basis (e.g., three years or more), at a fixed monthly or annual fee.

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

In November 1999, the Company formed FCG Management Services, LLC ("FCGMS"), as its subsidiary through which FCG will offer outsourcing services to large health delivery organizations.

Also in November 1999, FCGMS and New York and Presbyterian Hospital, doing business as NewYork-Presbyterian Hospital ("NYPH"), entered into an information technology outsourcing agreement pursuant to which FCGMS is managing NYPH's information technology and telecommunications functions. As part of the agreement, FCGMS initially leased and subsequently on January 1, 2000 hired 327 of NYPH's employees. Among other provisions, the agreement provides for an initial seven-year term, subject to the right of the parties to terminate the agreement prior to the end of the initial term under certain circumstances, including (i) termination by either party upon material breach of the other party or (ii) subject to the payment of termination fees by NYPH, by NYPH either following a change in control of FCGMS or FCG or for convenience at any time following the third year of the agreement.

The value of FCGMS' agreement with NYPH is estimated to be an aggregate of $228 million over the seven-year initial term, subject to increase or decrease in that amount depending on the level of services provided by FCGMS to NYPH during the term of the agreement. Also, in connection with entering into the agreement, NYPH acquired a 15% interest in FCGMS, with FCG (through its wholly owned subsidiary, FCG Management Holdings, Inc.) holding the remaining 85% of FCGMS.

See Notes to Consolidated Financial Statements -- Note M for financial information regarding the Company's business segments.

SERVICE DELIVERY

FCG's services are provided by over 1,380 consultants and 370 outsourcing associations who collectively have expertise in key healthcare, pharmaceutical, financial, administrative and clinical processes, information technologies and applications. FCG believes that its health-related industries focus, information technology expertise, experienced consultants, and research and practice support enable its clients to reduce cost, improve customer service, enhance the quality of patient care, and more rapidly introduce new drug compounds to market.

To ensure client satisfaction, FCG typically assigns a client service or account executive to its clients. The client service or account executive's primary responsibility is to establish and maintain long-term relationships with clients. This individual regularly communicates with the client to ensure client satisfaction and is also responsible for billing decisions on each assignment. For client engagements with multiple independent assignments, FCG assigns a delivery service executive or program manager to each assignment. A delivery service executive has specific technology, process or service line expertise and is responsible for supervising the daily functions of the client team and for ensuring that the team's progress is consistent with the client's objectives and schedule. FCG measures every client's satisfaction through a client satisfaction survey completed at six-month intervals during the engagement and again at the conclusion of each assignment.

FCG employs consultants whose individual expertise combines healthcare delivery, health plan, pharmaceutical, information technology and consulting skills. FCG's consultants collectively have developed healthcare and pharmaceutical-specific expertise in key areas such as financial, administrative and clinical processes, care management, clinical decision support, health plan operations, medical and utilization management, outcomes and performance management, physician practice management, ambulatory care, drug research and development, drug regulatory submission, and privacy and confidentiality protection. FCG's consultants also have expertise in implementing, integrating and developing a wide range of information technology and management systems. These systems include packaged software applications, client/server and object-oriented computing technologies, data repositories and data warehousing, electronic commerce and electronic data imaging, networking, web technologies, telemedicine, document management, security, and disaster recovery. FCG has expanded its recruiting efforts to attract and retain the breadth and depth of skills and expertise necessary to compete successfully in the healthcare and pharmaceutical consulting industries.

RESEARCH AND PRACTICE SUPPORT

FCG's services and consultants are supported by internal research, training and a centralized information system that provides real-time access to current industry and technology information and project methodologies, experiences, models and tools. FCG's principal research and practice support initiatives include the Emerging Practices Group, Professional Development Programs, the Scottsdale Informatics Institute, and Knowledge and Information Technology Exchange (KITE-Registered Trademark-).

EMERGING PRACTICES GROUP. The Emerging Practices Group performs industry research and collects, packages and distributes knowledge regarding emerging trends in the healthcare and pharmaceutical industries. Examples of topics that the Emerging Practices Group has researched are the Health Insurance Portability and Accountability Act (HIPAA), information technology value management, clinical performance improvement and medical errors, e-health, and health related industry trends and the implications for IT. FCG documents research findings, conducts internal and client workshops on these topics, and makes the research available for use in its client engagements. The Emerging Practices Group also publishes a periodic news summary that appears on the Company's web site.

PROFESSIONAL DEVELOPMENT AND INCENTIVE PROGRAMS. FCG has instituted several professional development and incentive programs to encourage employee retention and to provide support for the professional growth of all its employees. FCG provides training to its employees through an annual four-day educational retreat, as well as ongoing classroom education, computer-based training, distance learning and external seminars. FCG has programs to educate all new employees about the history, culture, and practices of FCG. All employees are required to establish an annual professional development plan for knowledge acquisition, skill development, leadership assessment and training, project management and relationship management.

SCOTTSDALE INSTITUTE. FCG provides program management, research and advisory support to the Scottsdale Informatics Institute. The Scottsdale Informatics Institute is a membership organization composed of approximately 30 healthcare organizations across the United States, typically represented by their Chief Executive Officers, Chief Operating Officers and Chief Information Officers. Membership is by invitation only. The Scottsdale Institute provides its members with a cost-sharing vehicle for information exchange, problem solving and learning related to improving performance through information management. The Emerging Practices Group performs guided research projects in collaboration with groups of three to five Scottsdale Institute member organizations that share common characteristics and information management needs. The Emerging Practices Group delivers research reports and tools to member organizations in areas such as management techniques, organizational models, benchmarking and best practices, methodologies, plans, and vendor information. This enables members to more efficiently utilize information technology for performance improvement. In turn, it helps FCG to develop practical, applied solutions to problems of leading healthcare organizations and to anticipate service needs of the broader market.

KNOWLEDGE AND INFORMATION TECHNOLOGY EXCHANGE (KITE-Registered Trademark-). FCG's personnel have access to FCG's internal research and to current industry and technology information and project methodologies, experiences, models and tools through KITE-Registered Trademark-. KITE-Registered Trademark- currently houses over 20,000 documents that include industry information, service methodologies and tools, benchmarks and best practice information, and other documentation to support FCG's services and consultants. KITE-Registered Trademark- is updated on a continuous basis with information resulting from each engagement, by the Emerging Practices Group. FCG believes that this resource allows its consultants to utilize engagement-specific information that improves the quality and content of services delivered to clients while reducing cost of delivery.

CLIENTS

In 1999, FCG provided services to clients primarily in the healthcare, pharmaceutical and life sciences industries in North America and Europe. FCG's clients include leading integrated delivery networks, health plans, acute care centers, academic medical centers, physician organization, governmental agencies, pharmaceutical companies, biotech companies and other organizations. The Company's revenue mix from its major clients in 1999 was:

   - Health Delivery Organizations (hospitals, integrated delivery networks, academic medical centers, clinics, physician organizations, associations, - use categories from CAST) - 46%
   - Pharmaceutical, Biotech and other life sciences related organizations - 23%
   - Health Plans (Blue Cross Blue Shield organizations, Insurance Companies, Specialty Physician Organizations, Regional and National HMOs) - 17%
   - U.S. Federal Government Healthcare Agencies (e.g. Department of Defense, Department of Health and Human Services, and Department of Veterans Affairs) - 4%
   -   Organizations outside of the health-related industries - 10%

Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with engaging and maintaining clients.

SALES AND MARKETING

FCG generates a substantial portion of its revenue from existing clients and client referrals and markets its services primarily through its vice presidents and account executives. FCG's vice presidents and account executives develop strong relationships with senior-level information management and other decision-making personnel at leading healthcare and pharmaceutical organizations. FCG maintains these relationships by successfully completing assignments and exceeding clients' expectations. In particular, FCG believes that by successfully completing strategic plans for new and existing clients, it will have significant opportunities to offer implementation and integration services to these clients. FCG has demonstrated that this strategy leads to expanded opportunities with its clients and referrals to new clients. In providing its services, FCG obtains an in-depth understanding of its client's processes and internal information technology and business strategies. Through this understanding, FCG plans to provide performance improvement services to a greater portion of its client base. Performance improvement services involve assessing, designing and improving financial, administrative, clinical, and drug development processes. FCG's vice presidents and practice directors allocate a significant portion of their time to business development and related activities. FCG also employs account executives and business development directors who are dedicated to business development with potential and existing clients.

FCG is frequently engaged to provide multiple services throughout several phases of a client's information technology system lifecycle, including strategy, planning, procurement and contracting, implementation, integration and management. As a result of this involvement, FCG's personnel often develop an in-depth understanding of the client's business systems and capabilities and develop strong relationships with personnel within the client organization. These relationships provide FCG with significant opportunities to undertake additional assignments for each client.

In addition to generating assignments from existing clients, FCG attracts new clients through its targeted marketing activities. FCG's marketing activities include public presentations, press releases, publishing of books, articles and white papers, and trade show participation. FCG also maintains research reports and white papers on its web site, along with other company and industry information. FCG's marketing staff produces a number of sales support tools including presentations, brochures, article reprints, sales kits, descriptions of FCG's services and case studies. The Company is also in the implementation stage of a company-wide contact management and forecasting system. Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with FCG's sales and marketing efforts.

INTERNATIONAL OPERATIONS

FCG has provided its consulting, integration, and co-management services to clients in Canada, Germany, France, Austria, Switzerland, Republic of Ireland, Mexico and the United Kingdom, and maintains offices in Dublin, Republic of Ireland, Toronto, Canada, Frankfurt, Germany and London, Leeds, and Belfast, United Kingdom. In December 1999, the Company completed an acquisition of Activa Systems, a U.K. based consulting firm specializing in document management systems based on Documentum, Inc. The Company believes that its acquisition of Activa will enable it to better meet pharmaceutical companies' demand for multi-national document management consulting services, improving FCG's position in this segment. The Company will continue to explore ways to expand its capabilities in the provision of integration services for pharmaceutical and other life sciences organizations in Europe. Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with FCG's international operations.

COMPETITION

The market for healthcare consulting, integration, and management services is intensely competitive, rapidly evolving and highly fragmented. The Company has competitors that provide some or all of the services provided by the Company. The Company competes for consulting services with international consulting firms, regional and specialty consulting firms, and the consulting groups of international accounting firms such as KPMG LLP, Ernst & Young LLP, Deloitte & Touche LLP, PricewaterhouseCoopers, LLP, and Andersen Consulting. In its integration and co-management services, the Company competes with information system vendors such as HBO & Company, Inc., Shared Medical Systems Corporation and Integrated Systems Solution Corporation, a division of International Business

Machines Corporation; service groups of computer equipment companies;
systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, CAP Gemini America, Inc. and Computer Sciences Corporation; clients' internal information management departments; and other healthcare consulting firms such as DAOU Systems, Inc. and Superior Consultant Holdings Corporation. In e-health and e-commerce related services the Company competes with the traditional competitors outlined above, as well as newer Internet product and service companies such as Razorfish, Scient, TriZetto, and Viant. Many of the Company's competitors have significantly greater financial, human and marketing resources than the Company. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than the Company. In addition, as healthcare organizations become larger and more complex, the Company's larger competitors may be better able to serve the needs of such organizations. The Company may not be able to attract and retain the personnel or to dedicate the financial resources necessary to serve these resulting organizations.

The Company believes that it competes primarily on the basis of its expertise, reputation and quality of its services; however, its clients may become increasingly price-sensitive as competitive pricing pressures increase. Large information technology companies have, in the past, offered consulting services at a substantial discount as an incentive to utilize their implementation services, and software and hardware vendors may provide discounted implementation services for their products. These competitors may in the future discount such services more frequently or offer such services at no charge. There can be no assurance that the Company will be able to compete for price-sensitive clients on the basis of its current pricing or cost structure, or that the Company will be able to lower its prices or costs in order to compete effectively. Furthermore, many of the Company's competitors have long-standing business relationships with key personnel at healthcare organizations, which could prevent or delay the Company from expanding its client base. The Company believes that it has been able to compete successfully on the basis of the quality and range of its services and the accumulated expertise of its consultants. However, the Company may not be able to compete effectively with current and future competitors or competitive pressures faced by the Company may cause the Company's revenue or operating margins to decline or otherwise materially adversely affect FCG's business, financial condition and results of operations. Please see "Risks Relating to the Business of FCG" below for a discussion of additional risks associated with FCG's ability to compete in its markets.

LIMITED PROTECTION OF PROPRIETARY INFORMATION AND PROCEDURES

The Company's ability to compete effectively depends on its ability to protect its proprietary information, including its proprietary methodologies, research, tools, software code and other information. The Company relies primarily on a combination of copyright and trade secret laws and confidentiality procedures to protect its intellectual property rights. The Company requests that its consultants and employees sign confidentiality agreements and generally limits access to and distribution of its research, methodologies and software codes. The steps taken by the Company to protect its proprietary information may not be adequate to prevent its misappropriation. In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent, as do the laws of the United States. The unauthorized use of the Company's intellectual property could have a material adverse effect on the Company's business, financial condition or results of operations. The Company believes that its systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties could assert infringement claims against the Company in the future, and such claims may result in protracted and costly litigation, regardless of the merits of such claims.

EMPLOYEES

As of December 31, 1999, FCG had 1,715 employees, 89 of whom were vice presidents. At this time, FCG also had 327 leased employees as part of its outsourcing agreement with NYPH; effective January 1, 2000, these became FCG employees.

FCG's vice presidents are all FCG stockholders. They are responsible for service delivery, new business development, client relationships, staff development, and company leadership.

FCG believes that its relationship with its employees is good. The Company periodically surveys its employees regarding satisfaction and areas for improvement. The Company's two surveys during 1999, conducted in the first and third quarters, indicated that, on average, 78% of FCG employees believed that "FCG is a great place to work."

The Company uses a variety of techniques to identify and recruit qualified candidates to support its growth. The Company employs full time recruiters dedicated to the recruitment and hiring of personnel. One of the Company's most successful sources of new hires is the StarQuest, or internal employee referral program, which encourages employees to recommend or refer qualified candidates for employment with the Company, and rewards referring employees with referral bonuses. In 1999, 40% of new hires came from the StarQuest program. The Company also places advertisements in various newspapers and uses professional search firms to identify candidates for hire. The Company participates in job fairs, and sponsors independent recruiting events, such as open houses and free technical seminars. Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with attracting and retaining qualified employees.

FIRST VENTURES

In 1999, the Company announced the First Ventures Healthcare and Life Sciences Investment Fund as a venture capital fund with the purpose of making investments in growing private companies that develop technology that will make a difference in the way healthcare is delivered, paid for, and consumed. Initially, FCG has committed to investing up to $15 million in First Ventures. First Ventures is focused on early to middle stage companies providing information technology, products, or services to the health-related industries: health delivery organizations, health plans, pharmaceutical, biotechnology, and other life sciences organizations. First Ventures does not plan to make "seed investments" to fund new start ups and seeks companies with an established product or service. First Ventures targets companies with superior and innovative management and new products and services that have the potential to provide "breakthrough" solutions to the health related industries.

First Ventures utilizes FCG's expertise and relationships in the health related and technology industries to help identify and evaluate investment opportunities. First Ventures evaluates potential investment opportunities primarily based on their merits as a financial investment. Among the factors that First Ventures considers are the product or service potential, competition, business plan viability, quality of management, expected financial performance and fit versus the types of companies that First Ventures is targeting. In addition to making an equity or debt investment, First Ventures and FCG will evaluate the potential of the portfolio company as an FCG alliance partner. FCG also anticipates the provision of management, technology, consulting and health related industries expertise to assist First Ventures' portfolio companies in their development.

First Ventures intends to invest between $1 and $5 million in each of its portfolio companies, potentially over several rounds of investment. The Company expects potential investment candidates to be raising funds from institutions, and to be serving a large enough market in order for FCG to exit its investment within one to five years.

VENDOR RELATIONSHIPS

FCG has established numerous vendor relationships through its vendor alliance program. The Company believes the formation of these relationships enables it to increase its knowledge of key vendor solutions, obtain appropriate training, education, and certification on key technologies and solutions, and gain advantages from joint marketing approaches where appropriate. In turn, FCG is able to more rapidly identify and deliver integrated solutions to its clients, based on leading technologies, applications and solutions.

The Company has established non-exclusive alliance agreements with software, hardware, and services vendors that market components and solutions to FCG's current and prospective clients. In 1999, FCG increased the number of formalized relationships with vendors. The vendor alliance programs of which FCG is a part have provided FCG with sales leads, marketing assistance revenues, increased publicity, discounted software, specialized training programs, participation in beta software programs and privileged information about vendors' technical and marketing strategies.

The Company's relationships range from obtaining education and product/service updates to product implementation training and certification to joint marketing programs. Joint marketing programs typically involve joint account development and marketing, trade shows, development of collateral, marketing through each company's web site, and other marketing efforts. Clients generally contract directly with the vendor for purchase of the products. FCG currently maintains relationships with the vendors depicted below:

Ardent                                        Health System Design (HSD)
API                                           Healthvision
Business Engine, Inc.                         IDX
Business Objects                              Input Software
Cerner                                        Kofax
Channel Point                                 Laufenberg
Cisco Systems                                 Lawson
Clinarium, Inc.                               MedicaLogic
Confer Software                               Microsoft
CrossCom                                      MicroStrategy
Dell                                          NEON
Documentum, Inc.                              Onyx Software
Domain Pharma                                 Oracle/Oracle Clinical
Eclipsys                                      Oxford Molecular Group
Electronic Submission Publishing Systems      PeopleSoft
Epic                                          Rational
eResearch Technology                          Siemens - UK
Erisco                                        Shared Medical Systems (SMS)
FileNet                                       SiteWorks
HBOC                                          Software Technologies Corporation
Healtheon/WebMD                               Spotfire

Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with establishing and maintaining vendor alliances.

RISKS RELATING TO THE BUSINESS OF FCG

THERE ARE VARIOUS FACTORS WHICH MAY CAUSE FCG'S NET REVENUES AND OPERATING RESULTS TO FLUCTUATE. FCG's net revenue and operating results may fluctuate significantly because of a number of factors, many of which are outside FCG's control. These factors may include:

   -  Losing key personnel and other employees

   -  Losing one or more significant clients

   -  Consummating an acquisition

   -  Costs of integrating acquired operations

   -  Timing and collection of payments and new client engagements

   -  Delays in securing and completing client engagements

   - Fluctuations in market demand for FCG's services, consultant hiring and utilization

   -  Variability in the number of billable days in each quarter

   - Availability of foreign net operating losses and other credits against FCG's earnings

   -  Increased competition and pricing pressures

   - Changes in business strategy, pricing and billing policies of FCG and its competitors

   -  International currency fluctuations

   -  Timing of certain general and administrative expenses

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

This is particularly true for FCG's outsourcing business through its subsidiary, FCG Management Services, LLC. The outsourcing business has very long lead times, requiring FCG to spend a substantial amount of time and resources in attempting to secure an outsourcing engagement. FCG cannot predict whether the investment of time and resources will result in a new outsourcing engagement or, if the engagement is secured, that the engagement will be on terms favorable to FCG.

The length of time required to complete an assignment often depends on factors outside FCG's control, including:

   -   Existing information systems at the client site

   - Changes or the anticipation of changes in the regulatory environment affecting healthcare and pharmaceutical organizations

   -   Changes in the management or ownership of the client

   -   Budgetary cycles and constraints

   -   Availability of personnel and other resources

   -   Consolidation in the healthcare and pharmaceutical industries

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

IF FCG FAILS TO MEET CLIENT EXPECTATIONS IN THE PERFORMANCE OF ITS SERVICES, FCG'S BUSINESS COULD SUFFER. FCG's services often involve complex information systems and software, which are critical to the clients' operations. FCG's failure to meet client expectations in the performance of its services, including the quality, cost and timeliness of FCG's services, may damage FCG's reputation in the healthcare and pharmaceutical industries and adversely affect its ability to attract and retain clients. If a client is not satisfied with FCG's services, FCG will generally spend additional human and other resources at its own expense to ensure client satisfaction. Such expenditures will typically result in a lower margin on such engagements and could materially adversely effect FCG's business, financial condition and results of operations.

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

FCG's outsourcing activities entail significant engagements in which FCG will commit to specific service level agreements that define FCG's responsibilities over the contracted period. Any failure on the part of FCG to meet contracted service levels may result in financial penalty or default of the contract, and may have a material adverse effect on FCG. FCG's outsourcing engagements are typically performed on a fixed price basis where FCG hires part or all of a client's IT personnel. There can be no assurance that FCG will be able to retain these individuals, and effectively hire additional personnel as needed to meet the obligations of its contract. FCG's ability to achieve profitability in its outsourcing activities is dependent upon the accuracy of its forecasting and its ability to deliver the contracted scope of services within the constraints of the fixed price contract. Any failure by FCG in these areas may have a material adverse effect on the profitability of its outsourcing business.

FCG MAY BE UNABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES. FCG's business is labor-intensive and requires highly skilled employees. Most of FCG's consultants possess extensive expertise in healthcare, insurance, pharmaceutical, information technology and consulting fields. To serve a growing client base, FCG must continue to recruit and retain qualified personnel with expertise in each of these areas. Competition for such personnel is intense. FCG competes for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms, "dot com businesses" and other businesses. Many of these entities have substantially greater financial and other resources than FCG or can offer more attractive compensation packages to candidates, including salary, bonuses, stock and stock options. FCG may not be able to recruit and retain a sufficient number of qualified personnel to serve existing and new clients. If FCG fails to recruit and retain a sufficient number of qualified personnel, FCG's ability to expand its client base or services could be impaired and FCG's business, financial condition and results of operations could be adversely effected.



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

CONTINUED OR INCREASED EMPLOYEE TURNOVER COULD NEGATIVELY AFFECT FCG'S BUSINESS. FCG has experienced employee turnover as a result of (1) dependence on lateral hiring of consultants, (2) travel demands imposed on its consultants, (3) loss of employees to competitors and clients, and (4) the growth in the number of "dot com" and other internet-related companies. Continued or increased employee turnover could materially adversely affect FCG's business, financial condition and results of operations. In addition, many of FCG's consultants develop strong business relationships with FCG's clients. FCG depends on these relationships to generate additional assignments and engagements. The loss of a substantial number of consultants could erode FCG's client base and decrease FCG's revenue.

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

FCG'S FAILURE TO ACQUIRE AND SUCCESSFULLY INTEGRATE THE BUSINESSES FCG ACQUIRES COULD NEGATIVELY IMPACT FCG. FCG intends to grow, in part, by acquiring complementary professional practices within the healthcare and pharmaceutical industries. In 1998, FCG completed three acquisitions; in 1999, FCG completed two more acquisitions. Integrating acquired operations is a complex, time-consuming and expensive process. All acquisitions involve risks that could materially and adversely effect FCG's business and operating results. These risks include (1) distracting management from the business of FCG, (2) losing key personnel and other employees, (3) losing clients, (4) costs, delays and inefficiencies associated with integrating acquired operations and personnel, and (5) amortizing the cost of acquired assets and goodwill. Acquired businesses may not enhance FCG's services, provide FCG with increased client opportunities or result in growth. Combining acquired operations with FCG may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may result in the loss of employees and clients. Failing to acquire and successfully integrate complementary practices could materially adversely effect FCG's business, financial condition and results of operations.

FCG'S INTERNATIONAL OPERATIONS CREATE SPECIALIZED RISKS THAT CAN NEGATIVELY AFFECT FCG. FCG provides its services to international clients. Expanding into international markets will require FCG to (1) spend a significant amount of management, human and financial resources, (2) hire additional personnel, and
(3) establish international offices. FCG may be unable to recruit and retain a sufficient number of qualified consultants in each country in which it intends to conduct its business. If FCG fails to recruit and retain qualified employees, FCG's ability to expand internationally may be impaired and FCG's business, financial condition and results of operations could be adversely effected. FCG's international operations are subject to a variety of risks, including:

   -   Difficulties in creating international market demand for FCG's services

   - Difficulties and costs of tailoring FCG's services to each individual country's healthcare and pharmaceutical market needs

   -   Unfavorable pricing and price competition

   -   Currency fluctuations

   - Longer payment cycles in some countries and difficulties in collecting international accounts receivables

   - Difficulties in enforcing contractual obligations and intellectual property rights

   -   Adverse tax consequences

   - Increased costs associated with maintaining international marketing efforts and offices

   -   Adverse changes in regulatory requirements

   -   Economic instability

Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance and may materially adversely effect FCG's business, financial condition and results of operations.

IF FCG DOES NOT COMPETE EFFECTIVELY IN THE HEALTHCARE AND PHARMACEUTICAL INFORMATION SERVICES INDUSTRIES, THEN ITS BUSINESS MAY BE NEGATIVELY IMPACTED. The market for healthcare and pharmaceutical information technology consulting is very competitive. FCG has competitors that provide some or all of the services provided by FCG. In strategic consulting services, FCG competes with
(1) international consulting firms, (2) regional and specialty consulting firms and (3) the consulting groups of international accounting firms such as KPMG LLP, Ernst & Young LLP, Deloitte & Touche LLP, PricewaterhouseCoopers, LLP and Andersen Consulting. In integration and co-management services, FCG competes with (1) information system vendors such as HBO & Company, Inc., Shared Medical Systems Corporation and Integrated Systems Solution Corporation, a division of International Business Machines Corporation, (2) service groups of computer equipment companies, (3) systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, CAP Gemini America, Inc. and Computer Sciences Corporation, (4) clients' internal information management departments, (5) other healthcare consulting firms such as DAOU Systems Inc. and Superior Consultant Holdings Corporation and (6) other pharmaceutical consulting firms such as Andersen Consulting, Technology Solutions Corporation, Cap Gemini America, Computer Sciences Corporation's consulting division, and Cambridge Technology Partners, Inc. In e-health and e-commerce related services, FCG competes with the traditional competitors outlined above, as well as newer Internet product and service companies such as Razorfish, Scient, TriZetto, and Viant.

Many of FCG's competitors have significantly greater financial, human and marketing resources than FCG. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than FCG. In addition, as healthcare organizations become larger and more complex, FCG's larger competitors may be better able to serve the needs of such organizations. FCG may be unable to compete effectively with current and future competitors. Competitive pressures may cause FCG's revenue or operating margins to decline or otherwise materially adversely effect its business, financial condition and results of operations.

IF FCG FAILS TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH VENDORS OF SOFTWARE AND HARDWARE PRODUCTS, IT COULD HAVE A NEGATIVE EFFECT ON FCG'S ABILITY TO SECURE ENGAGEMENTS. FCG has a number of relationships with vendors. For example, FCG has established a non-exclusive partnership arrangement with Documentum, Inc. Documentum markets document management software applications largely to the pharmaceutical industry. FCG believes that its relationships with this vendor and others are important to its sales, marketing, and support activities. FCG often is engaged by vendors or their customers to implement or integrate vendor products based on FCG's relationship with that vendor. If FCG fails to maintain its relationships with Documentum and other vendors or fails to establish additional new relationships, FCG's business could be materially adversely effected.

FCG'S RELATIONSHIPS WITH AND INVESTMENTS IN VENDORS OF SOFTWARE AND HARDWARE PRODUCTS COULD HAVE A NEGATIVE IMPACT ON FCG'S ABILITY TO SECURE CONSULTING ENGAGEMENTS. FCG's growing number of relationships with software and hardware vendors could result in clients perceiving that FCG is not independent from those software and hardware vendors. FCG's ability to secure assessment and other consulting engagements is often dependent, in part, on FCG being independent of software and hardware solutions that FCG may review, analyze or recommend to clients. If clients believe that FCG is not independent of those software and hardware vendors, clients may not engage FCG for certain consulting engagements relating to those vendors, which could materially adversely effect FCG's business, financial condition and results of operations.

This is particularly true since FCG announced the formation of its First Ventures venture capital fund. First Ventures has made its initial investment in Confer Software, Inc., a software vendor, and will invest in other companies during 2000 and beyond. Any of First Ventures' investments may be in software or hardware vendors who sell and license products to healthcare, pharmaceutical and other companies that may be FCG clients. If clients believe that FCG is not independent of the companies that First Ventures invests in, clients may not engage FCG for certain consulting engagements relating to those companies, which could materially adversely effect FCG's business, financial condition and results of operations.

FCG MAY EXPERIENCE LOSSES IN ITS INVESTMENTS IN FIRST VENTURES. FCG has committed up to $15 million to invest through First Ventures, its venture capital fund formed in 1999. First Ventures invests in early-stage companies with limited capitalization and no public market for their shares. Many of these companies have never earned profits or, in some cases, realized any revenues on sales of products or services. FCG is not assured that these companies will be successful or that FCG will earn any returns on its investments, and could suffer a loss of its entire investment in First Ventures. Even if the companies in which First Ventures invests are successful, FCG is not assured that it will be able to sell its shares in those companies or otherwise realize any value in the investments, or that any sale will be on terms favorable to First Ventures and FCG. If FCG experiences investment losses in First Ventures, this could materially adversely effect FCG's business, financial condition and results of operations.

THE DISRUPTION OR FAILURE OF COMPUTER PROGRAMS AND SYSTEMS DUE TO THEIR INABILITY TO PROCESS DATE/TIME INFORMATION BETWEEN THE TWENTIETH AND TWENTY-FIRST CENTURIES MAY CAUSE AN INTERRUPTION IN AND NEGATIVELY IMPACT FCG'S business. Many existing computer programs and systems, including those used by FCG's clients and those assessed, implemented and integrated by FCG consultants on behalf of clients, use only two digits to identify the year in the date field. These programs may be unable to process date/time information between the twentieth and twenty-first centuries. This inability could cause the disruption or failure of such computer systems (the "Y2K Problem"). Clients who experience Y2K Problems may divert resources otherwise available for new consulting projects to remediation of Y2K Problems, thus reducing FCG's opportunity to obtain new business. In addition, clients may attempt to file claims against software and hardware vendors who sold or licensed, and service firms, such as FCG, who assessed, recommended, implemented or integrated, software or hardware with Y2K Problems. Such claims may result in protracted and costly litigation, penalties and fines, regardless of the merits of such claims. Any of the foregoing could have a material adverse effect on FCG's business, financial condition and results of operations.

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

A substantial portion of FCG's revenues has come from companies in the pharmaceutical business. FCG's revenues are, in part, linked to the pharmaceutical industry's research and development expenditures. Should any of the following events occur in the pharmaceutical industry, FCG's business could be negatively affected in a material way:

   -   The industry's general economic environment changes adversely

   -   Companies continue to consolidate

   - Research and development expenditures or pharmaceutical companies' expenditures on technology in general decrease

A trend in the pharmaceutical industry is for companies to "outsource" either large information technology-dependent projects or their information systems staffing requirements. Outsourcing means that, rather than utilize its own employees, a company contracts with a third party to undertake an entire project or to provide technical personnel to augment their own staff. FCG benefits when pharmaceutical companies outsource to FCG, but may lose significant future business when pharmaceutical companies outsource to FCG's competitors. If this outsourcing trend slows down or stops, or if pharmaceutical companies direct their business away from FCG, FCG financial condition and results of operations could be impacted in a materially adverse way.

FCG MAY BE UNABLE TO EFFECTIVELY PROTECT ITS PROPRIETARY INFORMATION AND PROCEDURES. FCG must protect its proprietary information, including its proprietary methodologies, research, tools, software code and other information. To do this, FCG relies on a combination of copyright and trade secret laws and confidentiality procedures to protect its intellectual property. These steps may not protect FCG's proprietary information. In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent, as do the laws of the United States. FCG is currently providing its services to clients in international markets. FCG's proprietary information may not be protected to the same extent as provided under the laws of the United States, if at all. The unauthorized use of FCG's intellectual property could have a material adverse effect on FCG's business, financial condition or results of operations.

FCG MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES. FCG's success depends, in part, on not infringing patents, copyrights and other intellectual property rights held by others. FCG does not know whether patents held or patent applications filed by third parties may force FCG to alter its methods of business and operation or require FCG to obtain licenses from third parties. If FCG attempts to obtain such licenses, FCG does not know whether it will be granted licenses or whether the terms of those licenses will be fair or acceptable to FCG. Third parties may assert infringement claims against FCG in the future. Such claims may result in protracted and costly litigation, penalties and fines, regardless of the merits of such claims.

FCG'S MANAGEMENT MAY BE ABLE TO EXERCISE CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL. FCG's current officers, directors, and others affiliated with FCG beneficially own approximately 55%, of the outstanding shares of FCG Common Stock. As a result, FCG's existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of the assets of FCG, issuance of additional shares of stock, and approval of new stock and option plans.

ITEM 2.  PROPERTIES

FCG's headquarters is located in approximately 28,000 square feet of leased office space in Long Beach, California. FCG leases approximately 90,000 square feet in Wayne, Pennsylvania, which houses the majority FCG's software development services employees plus a portion of FCG's practice support staff. FCG also has an additional 25 leases for local offices throughout the United States and in Canada, the United Kingdom, Ireland and Germany. Overall, FCG's properties are suitable and adequate for FCG's needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, FCG may be involved in claims or litigation that arise in the normal course of business. FCG is not currently a party to any legal proceedings which, if decided adversely to FCG, would have a material adverse effect on FCG's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matters were submitted to a vote of the stockholders.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since February 13, 1998, FCG Common Stock has been quoted on Nasdaq under the symbol "FCGI." The table below sets forth, for the quarters indicated, the reported high and low sale prices of FCG Common Stock reported on the Nasdaq National Market.

                                                                          FCG COMMON STOCK
                                                                -------------------------------------
                 1998                                                 HIGH                LOW
                 ----                                           -----------------   -----------------
                 First Quarter................................        $20.88             $17.50

                 Second Quarter...............................         29.13              18.50

                 Third Quarter................................         29.00              13.88

                 Fourth Quarter...............................         24.13               8.75

                 1999
                 ----

                 First Quarter................................        $25.00             $10.06

                 Second Quarter...............................         18.00               6.75

                 Third Quarter................................         16.75               9.00

                 Fourth Quarter...............................         17.06               7.88


As of March 1, 2000, there were approximately 399 record holders of FCG Common Stock. Other than dividends previously paid by an acquired company to its individual owner, FCG has never paid cash dividends on its Common Stock and presently intends to continue to retain its earnings for use in the businesses.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected historical consolidated financial information of FCG as of December 31, 1998 and 1999 and for each of the years ended December 31, 1997, 1998 and 1999, has been derived from and should be read in conjunction with the consolidated financial statements of FCG and related notes thereto included elsewhere in this Report. The selected historical consolidated financial information of FCG as of December 31, 1995, 1996 and 1997 and for the years ended December 31, 1995 and December 31, 1996, have been derived from the audited consolidated financial statements of FCG, which are not included in this Report.

On September 9, 1998 the merger agreement in its definitive form with Integrated Systems Consulting Group, Inc. ("ISCG") was executed and jointly announced. On December 18, 1998, FCG completed its merger with ISCG. In December 1998, FCG also completed a merger with Pareto Consulting Ltd. ("Pareto"). The mergers were accounted for as poolings of interests and all prior period consolidated financial data presented herein has been restated to include the combined results of the acquisitions as though they had always been part of FCG.

(In Thousands, Except Per Share Data)                                           YEARS ENDED DECEMBER 31
                                                               --------------------------------------------------------------
                                                                  1999         1998         1997         1996         1995
                                                               ----------   ----------   ----------   ----------   ----------
Statement of Operations Data:
       Net revenue .........................................   $  237,563   $  196,290   $  137,121   $   98,412   $   70,796
       Cost of services ....................................      148,793      110,836       80,191       59,454       40,197
                                                               ----------   ----------   ----------   ----------   ----------
                Gross profit ...............................       88,770       85,454       56,930       38,958       30,599

       General and administrative expenses .................       69,312       63,290       44,554       32,387       23,198
       Merger, restructuring and severance costs ...........        3,550        6,041           --           --           --
       Compensation expenses related to stock issuances ....           --           --        6,060          588          385
                                                               ----------   ----------   ----------   ----------   ----------
                Income from operations .....................       15,908       16,123        6,316        5,983        7,016

       Interest income (expense), net ......................        2,601        2,307          392          396          (33)
       Other income, net ...................................        3,941           55          119           44           18
                                                               ----------   ----------   ----------   ----------   ----------
                Income before income taxes .................       22,450       18,485        6,827        6,423        7,001

       Provision for income taxes ..........................        7,643       10,234        4,488        2,797        2,815
                                                               ----------   ----------   ----------   ----------   ----------
                Net income .................................   $   14,807   $    8,251   $    2,339   $    3,626   $    4,186
                                                               ==========   ==========   ==========   ==========   ==========

       Basic net income per share ..........................   $     0.63   $     0.38   $     0.14   $     0.26   $     0.36
       Diluted net income per share ........................   $     0.61   $     0.36   $     0.13   $     0.23   $     0.34
       Shares used in computing basic net income
          per share ........................................       23,416       21,567       16,234       14,142       11,578
       Shares used in computing diluted net
       income per share ....................................       24,231       23,010       17,471       15,505       12,451

Balance Sheet Data (at end of period):
       Cash and cash equivalents ...........................   $   29,674   $   20,737   $   12,187   $    9,595   $    5,215
       Total assets ........................................      144,061      130,461       59,294       45,084       29,674
       Long-term debt ......................................          146          238          262        2,692        3,362
       Total stockholders' equity ..........................      114,907       92,586       27,080       21,614        7,039

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

OVERVIEW

FCG provides services primarily to payors, providers, government agencies, pharmaceutical, biogenetic, and life science companies, and other healthcare organizations in North America and Europe. FCG generates substantially all of its revenue from fees for professional services. FCG typically bills for its services on an hourly, fixed-fee or monthly fixed-fee basis as specified by the agreement with a particular client. FCG establishes either standard or target hourly rates for each level of consultant based on several factors including industry and assignment-related experience, technical expertise, skills and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement. Fixed fees are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of consultants required to complete the assignment. Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates charged by FCG. For services billed on an hourly basis, FCG recognizes revenue as services are performed. For services billed on a fixed fee basis, FCG recognizes revenue using the percentage of completion method based either on 1) the amount of time completed on each assignment versus the projected number of hours required to complete such assignment, or 2) the amount of cost incurred on the assignment versus the projected total cost to complete the assignment. Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements. Unplanned adjustments to revenue are booked at the time they are known. Out-of-pocket expenses are billed to and reimbursed by clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on the Company's experience. FCG may obtain payment in advance of providing services. These advances are recorded as deferred revenue and reflected as a liability on FCG's balance sheet.

Cost of services primarily consists of the salaries, bonuses and related benefits of client-serving consultants and subcontractor expenses. General and administrative expenses primarily consist of the costs attributable to the development of the business and the support of its client-serving professionals, such as: non-billable travel; office space occupancy; investments in FCG's information systems, research and practice support and quality initiatives; salaries and expenses for executive management, financial accounting and administrative personnel; expenses for firm, client type, and service line governance meetings; recruiting fees and professional development and training; and marketing, legal and other professional services. As associate related costs are relatively fixed, variations in FCG's revenues and operating results can occur as a result of variations in billing margins and utilization rates of its billable associates.

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

In connection with the ASOP and certain non-qualified stock options granted to FCG's vice presidents prior to 1998, FCG recognizes compensation expense on its consolidated statement of operations. The recurring portion of FCG's compensation expense relating to stock issuances and the amortization of deferred compensation is reflected in FCG's consolidated statements of operations as general and administrative expenses or cost of services based on the function of the employee to whom the charge relates. Since 1998, FCG has granted all stock options at fair market value. In connection with the ASOP, FCG matches employee 401(k) contributions with shares of FCG Common Stock based on the fair market value of the shares.

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of December 31, 1999, approximately 68% or 1,380 of FCG's 2,042 employees (of which 327 are leased as part of an outsourcing transaction and who became employees on January 1, 2000) are billable consultants. Another 370 employees form the firm's outsourcing business. The salaries and benefits of such billable consultants and outsourcing related employees are recognized in FCG's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. Approximately 14%, or 292 employees are classified as non-billable. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. FCG evaluates its fixed contracts on a monthly basis using percentage of completion accounting. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

FCG's effective tax rate has varied from period to period due to non-deductible losses from FCG's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP, and merger, restructuring and severance related activities. The Company believes that its tax rate has normalized around the 41.5% rate level.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUE. FCG's net revenue increased to $237.6 million for the year ended December 31, 1999, an increase of 21.0% over the $196.3 million for the year ended December 31, 1998. This increase was primarily attributable to an increase in revenue from FCG's business service lines including application development, integration services, implementation services, and outsourcing management services.

COST OF SERVICES. Cost of services increased to $148.8 million for the year ended December 31, 1999, an increase of 34.2% over the $110.8 million for the year ended December 31, 1998. The increase was primarily attributable to an increase in the number of client-serving consultants and outsourcing employees hired during the period to respond to the Company's growth. Cost of services as a percentage of revenue increased to 62.6% for the year ended December 31, 1999 from 56.5% for the year ended December 31, 1998. This increase was primarily attributable to decreased consultant utilization and corresponding revenue shortfall experienced in the second half of 1999 caused primarily by industry uncertainties surrounding Y2K.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $69.3 million for the year ended December 31, 1999, an increase of 9.5% over the $63.3 million for the year ended December 31, 1998. General and administrative expenses as a percentage of revenue decreased to 29.2% for the year ended December 31, 1999 from 32.2% for the year ended December 31, 1998. This decrease was primarily attributable to the firm's conscious efforts to reduce certain non-client related expenses. Selling, general, and administrative expenses are principally expenses to support FCG's investment in attaining new client work, recruiting new employees, governing costs associated with the practice and firm, enhancing internal professional development and training, and supporting the firms infrastructure.

MERGER, RESTRUCTURING, AND SEVERANCE COSTS. Merger, restructuring, and severance costs decreased to $3.6 million for the year ended December 31, 1999 from $6.0 million for the year ended December 31, 1998. The costs incurred during 1999 were primarily attributable to restructuring and severance costs associated with rationalizing capacity requirements in Europe, and secondarily separation costs associated with the merger between FCG and ISCG in December 1998. The costs incurred in 1998 were primarily attributable to the merger between FCG and ISCG, and secondarily, the costs as a result of the termination of a potential business combination contemplated by ISCG prior to the merger between FCG and ISCG.

INTEREST INCOME, NET. Interest income, net of interest expense, increased to $2.6 million for the year ended December 31, 1999 from $2.3 million for the year ended December 31, 1998. Interest income net of interest expense as a percentage of revenue slightly decreased to 1.1% for the year ended December 31, 1999 from 1.2% for the year ended December 31, 1998.

OTHER INCOME. Other income increased to $3.9 million for the year ended December 31, 1999 from $55,000 for the year ended December 31, 1998. This increase was primarily attributable to the receipt of net proceeds from a life insurance policy for former Co-founder, Chairman and CEO James A. Reep, who passed away from lung cancer in April 1999. Other income was negligible in the prior year.

INCOME TAXES. Income taxes as a percentage of income before income taxes decreased to 34.0% for the year ended December 31, 1999 from 55.4% for the year ended December 31, 1998 primarily due to the effect of the other income in the current year from the life insurance proceeds noted above not being taxable income, thus lowering the effective tax rate for the year, while there had been certain nondeductible expenses related to the European operations which had caused a higher rate in 1998.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

NET REVENUE. FCG's net revenue increased to $196.3 million for the year ended December 31, 1998, an increase of 43.2% over the $137.1 million for the year ended December 31, 1997. This increase was primarily attributable to an increase in revenue from FCG's business service lines including application development, integration services, implementation services, and operations effectiveness.

COST OF SERVICES. Cost of services increased to $110.8 million for the year ended December 31, 1998, an increase of 38.2% over the $80.2 million for the year ended December 31, 1997. The increase was primarily attributable to an increase in the number of client-serving consultants hired during the period to respond to the Company's growth. Cost of services as a percentage of revenue decreased to 56.5% for the year ended December 31, 1998 from 58.5% for the year ended December 31, 1997. This decrease was primarily attributable to increased realization of standard and target fees.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $63.3 million for the year ended December 31, 1998, an increase of 42.1% over the $44.6 million for the year ended December 31, 1997. General and administrative expenses as a percentage of revenue decreased slightly to 32.2% for the year ended December 31, 1998 from 32.5% for the year ended December 31, 1997. These expenses are principally related to increases in administrative expenses to support FCG's growth and increased consulting capacity. The dollar increase reflects the Company's continued emphasis on its investment in recruiting, professional development and training, and geographical expansion to support the growth of its business.

MERGER RELATED COSTS. Merger related costs increased to $6.0 million for the year ended December 31, 1998 from zero for the year ended December 31, 1997. This increase was primarily attributable to costs incurred in connection with the merger between FCG and ISCG, and secondarily, the costs as a result of the termination of a potential business combination contemplated by ISCG prior to the merger between FCG and ISCG.

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

QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited statements of operations data for the eight quarters ended December 31, 1999, as well as such data expressed as a percentage of the Company's net revenue for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of the Company's management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Company's annual audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.


                  UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                  FIRST       SECOND        THIRD        FOURTH
                                                 QUARTER      QUARTER      QUARTER      QUARTER
                                                ----------   ----------   ----------   ----------
1999
Net revenue .................................   $   58,864   $   60,919   $   61,411   $   56,369
Cost of services ............................       35,144       36,969       37,697       38,983
                                                ----------   ----------   ----------   ----------
       Gross profit .........................       23,720       23,950       23,714       17,386
General and administrative expenses .........       17,680       17,531       17,061       17,040
Merger, restructuring and severance costs ...          110        1,718           --        1,722
                                                ----------   ----------   ----------   ----------
       Income (loss) from operations ........        5,930        4,701        6,653       (1,376)
Interest income (expense), net ..............          600          602          654          745
Other income, net ...........................           22        3,875           19           25
                                                ----------   ----------   ----------   ----------
       Income (loss) before income taxes ....        6,552        9,178        7,326         (606)
Provision for income taxes ..................        2,818        2,288        2,789         (252)
                                                ----------   ----------   ----------   ----------
       Net income (loss) ....................   $    3,734   $    6,890   $    4,537   $     (354)
                                                ==========   ==========   ==========   ==========
Diluted net income (loss) per share .........   $     0.16   $     0.29   $     0.19   $     (.01)
                                                ==========   ==========   ==========   ==========

1998
Net revenue .................................   $   43,569   $   47,792   $   51,082   $   53,847
Cost of services ............................       25,489       26,589       28,550       30,208
                                                ----------   ----------   ----------   ----------
       Gross profit .........................       18,080       21,203       22,532       23,639
General and administrative expenses .........       13,811       15,373       16,433       17,673
Merger related costs ........................           --           --          486        5,555
                                                ----------   ----------   ----------   ----------
       Income from operations ...............        4,269        5,830        5,613          411
Interest income (expense), net ..............          423          545          593          746
Other income, net ...........................           27            8           13            7
                                                ----------   ----------   ----------   ----------
       Income before income taxes ...........        4,719        6,383        6,219        1,164
Provision for income taxes ..................        1,927        3,048        2,848        2,411
                                                ----------   ----------   ----------   ----------
       Net income (loss) ....................   $    2,792   $    3,335   $    3,371   $   (1,247)
                                                ==========   ==========   ==========   ==========
Diluted net income (loss) per share .........   $     0.13   $     0.14   $     0.14   $    (0.06)
                                                ==========   ==========   ==========   ==========

                          PERCENTAGE OF NET REVENUE

                                                                FIRST        SECOND         THIRD         FOURTH
                                                               QUARTER       QUARTER       QUARTER        QUARTER
                                                              ----------    ----------    ----------     ----------
1999
Net revenue ...........................................          100.0%        100.0%        100.0%        100.0%
Cost of services ......................................           59.7          60.7          61.4          69.2
                                                              ----------    ----------    ----------     ----------
       Gross profit ...................................           40.3          39.3          38.6          30.8
General and administrative expenses ...................           30.0          28.8          27.8          30.2
Merger, restructuring and severance costs .............            0.2           2.8           0.0           3.0
                                                              ----------    ----------    ----------     ----------
       Income (loss) from operations ..................           10.1           7.7          10.8          (2.4)
Interest income (expense), net ........................            1.0           1.0           1.1           1.3
Other income, net .....................................            0.0           6.4           0.0           0.0
                                                              ----------    ----------    ----------     ----------
       Income (loss) before income taxes ..............           11.1          15.1          11.9          (1.1)
Provision for income taxes ............................            4.8           3.8           4.5           (.5)
                                                              ----------    ----------    ----------     ----------
       Net income (loss) ..............................            6.3%         11.3%          7.4%          (.6%)
                                                              ==========    ==========    ==========     ==========
1998
Net revenue ...........................................          100.0%        100.0%        100.0%        100.0%
Cost of services ......................................           58.5          55.6          55.9          56.1
                                                              ----------    ----------    ----------     ----------
       Gross profit ...................................           41.5          44.4          44.1          43.9
General and administrative expenses ...................           31.7          32.2          32.2          32.8
Merger related costs ..................................            0.0           0.0           1.0          10.3
                                                              ----------    ----------    ----------     ----------
       Income from operations .........................            9.8          12.2          11.0           0.8
Interest income (expense), net ........................            1.0           1.1           1.2           1.4
Other income, net .....................................            0.1           0.0           0.0           0.0
                                                              ----------    ----------    ----------     ----------
       Income before income taxes .....................           10.8          13.4          12.2           2.2
Provision for income taxes ............................            4.4           6.4           5.6           4.5
                                                              ----------    ----------    ----------     ----------
       Net income (loss) ..............................            6.4%          7.0%          6.6%         (2.3%)
                                                              ==========    ==========    ==========     ==========


A substantial portion of the Company's expenses, particularly depreciation, office rent and occupancy costs, and, in the short run, personnel and related costs are relatively fixed. Certain client-reimbursable costs are offset against expenses incurred, and are not included in recognized revenues. The Company's quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside the control of the Company. These factors may include: the reduction in size, delay in commencement, interruption or termination of one or more significant engagements or assignments; fluctuations in consultant hiring and utilization; the loss of personnel; the loss of one or more significant clients; the unpredictability of engaging new clients and additional assignments from existing clients; increased competition; write-offs of client billings; consolidation of, and subsequent reduction in the number of, healthcare providers; pricing pressure; the number, timing and contractual terms of significant client engagements; market demand for the Company's services; delays or increased expenses incurred in connection with existing assignments; changes in pricing policies by the Company or its competitors; changes in the Company's business strategies; variability in the number of business days within a quarter; and international currency fluctuations. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. In particular, the timing between initial client contract and fulfillment of the criteria necessary for revenue recognition can be lengthy and unpredictable, and revenue in any given quarter can be materially adversely affected as a result of such unpredictability. Business practices of clients, such as deferring commitments on new assignments until after the end of fiscal periods, could require the Company to maintain a significant number of under-utilized consultants, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 1999, the Company generated cash flow from operations of $5.7 million. During the year ended December 31, 1999, the Company used cash flow of approximately $9.6 million to purchase property and equipment, including computer and related equipment and office furniture. Depreciation and amortization expense for the year ended December 31, 1999 was approximately $6.8 million. During the year ended December 31, 1999, the Company generated cash flow of $4.0 million from financing activities. At December 31, 1999, the Company had working capital of $72.0 million and long-term investments of $17.1 million. At December 31, 1998, the Company had working capital of $66.9 million and long-term investments of $5.6 million. The primary reason for the increase in working capital and long-term investments was the net revenue earned during the year. Essentially all of the $44.7 million of proceeds from FCG's IPO in February 1998 were retained as cash or investments at December 31, 1999.

The Company had a $9,000,000 revolving line of credit, which is available through May 1, 2000, at the bank's prevailing prime rate. The Company has a note payable to the bank with a remaining balance of $182,000 at December 31, 1999. The note bears interest at the bank's prime rate plus 0.5% and is payable in monthly installments of $4,000 plus interest with the last installment due July 1, 2003. All borrowings under the Company's credit facilities are secured by the Company's accounts receivable and other rights to payment, general intangibles and equipment. The line of credit agreement provides that the Company must satisfy certain covenants and restrictions. Due to the loss incurred in the fourth quarter of 1999, the Company was in noncompliance with one of these covenants, and received a waiver of compliance subsequent to year-end.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2000, either as part of FCG's Proxy Statement for its 2000 Annual Meeting or as an amendment to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2000, either as part of FCG's Proxy Statement for its 2000 Annual Meeting or as an amendment to this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2000, either as part of FCG's Proxy Statement for its 2000 Annual Meeting or as an amendment to this Form 10-K.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2000, either as part of FCG's Proxy Statement for its 2000 Annual Meeting or as an amendment to this Form 10-K.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K


(a) (1)   The following financial statements are filed as part of this Annual Report on Form 10-K:
                                                                                                                  Page
                                                                                                                  ----
          -  Consolidated Balance Sheets-- December 31, 1999 and December 31, 1998...................................36

          -  Consolidated Statements of Operations -- Years Ended
             December 31, 1999, 1998 and 1997........................................................................37

          -  Consolidated Statement of Changes in Stockholders' Equity --
             For the Three Years Ended December 31, 1999, 1998 and 1997..............................................38

          -  Consolidated Statements of Cash Flows -- Years Ended
             December 31, 1999, 1998 and 1997........................................................................39

          -  Consolidated Statements of Comprehensive Income -- Years Ended
             December 31, 1999, 1998 and 1997........................................................................40

          -  Notes to Consolidated Financial Statements..............................................................41

          -  Reports of Independent Certified Public Accountants.....................................................62

    (2)   The following financial statements schedule for the years ended
          December 31, 1999 and 1998, read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.

          -  Schedule II -- Valuation and Qualifying Accounts........................................................64

          Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

    (3) The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as apart of this Report.

(b) Reports on Form 8-K.

    FCG filed a current report on Form 8-K dated November 8, 1999, announcing FCG's outsourcing agreement with New York Presbyterian Hospital. In addition, FCG filed a current report on Form 8-K dated December 9, 1999, announcing adoption by FCG of a share purchase rights plan.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                                                AS OF DECEMBER 31,
                                                                                             -----------------------
                                                                                                1999          1998
                                                                                             ----------   ----------
                                         ASSETS

Current Assets
       Cash and cash equivalents .........................................................   $   29,674   $   20,737
       Short-term investments ............................................................        3,726       27,168
       Accounts receivable, less allowance of $2,064 and $1,449 in 1999 and 1998,
       respectively ......................................................................       42,315       36,955
       Work in process ...................................................................       15,737       13,185
       Prepaid expenses and other current assets .........................................        2,562        2,565
                                                                                             ----------   ----------
             Total current assets ........................................................       94,014      100,610

Notes receivable - stockholders (Note E) .................................................        1,888        1,803
Long-term investments ....................................................................       17,096        5,644
Property and equipment
       Furniture, equipment, and leasehold improvements ..................................        7,550        5,418
       Information systems equipment .....................................................       24,723       17,528
                                                                                             ----------   ----------
                                                                                                 32,273       22,946
Less accumulated depreciation and amortization ...........................................       17,283       11,932
                                                                                             ----------   ----------
                                                                                                 14,990       11,014
Other assets
       Executive benefit trust (Note G) ..................................................        6,832        3,709
       Deferred income taxes .............................................................        2,105          763
       Goodwill, net .....................................................................        6,478        6,134
       Other .............................................................................          658          784
                                                                                             ----------   ----------
                                                                                                 16,073       11,390
                                                                                             ----------   ----------
             Total assets ................................................................   $  144,061   $  130,461
                                                                                             ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
       Current portion of long-term debt (Note C) ........................................   $       54   $       67
       Accounts payable ..................................................................          874        2,150
       Accrued liabilities ...............................................................        6,516        8,090
       Accrued vacation ..................................................................        4,668        2,655
       Accrued bonuses ...................................................................        4,432        3,149
       Deferred revenue ..................................................................          722          491
       Customer advances .................................................................        2,592        2,416
       Income taxes payable ..............................................................        2,180        8,355
       Deferred income taxes (Note D) ....................................................           11        6,318
                                                                                             ----------   ----------
             Total current liabilities ...................................................       22,049       33,691
Non-current liabilities
       Long-term debt, net of current portion (Note C) ...................................          146          238
       Supplemental executive retirement plan (Note G) ...................................        6,959        3,946
                                                                                             ----------   ----------
             Total non-current liabilities ...............................................        7,105        4,184
Commitments and contingencies (Note K) ...................................................           --           --
Stockholders' equity
       Preferred stock, $.001 par value; 9,500,000 shares authorized, no shares
       issued and outstanding ............................................................           --           --
       Series A Junior Participating Preferred Stock, $.001 par value; 500,000
         shares authorized, no shares issued and outstanding .............................           --           --
       Common Stock, $.001 par value; 50,000,000 shares authorized, 23,943,092 and
         22,600,773 shares issued and outstanding at December 31, 1999 and 1998,
         respectively ....................................................................           24           23
       Additional paid in capital ........................................................       99,993       83,611
       Retained earnings .................................................................       36,657       21,850
       Deferred compensation - stock incentive agreements (Notes A and H) ................       (5,495)      (4,058)
       Unearned ASOP shares (Note I) .....................................................           --         (739)
       Notes receivable - stockholders (Note E) ..........................................      (16,197)      (8,181)
       Accumulated other comprehensive income ............................................          (75)          80
                                                                                             ----------   ----------
             Total stockholders' equity ..................................................      114,907       92,586
                                                                                             ----------   ----------

             Total liabilities and stockholders' equity ..................................   $  144,061   $  130,461
                                                                                             ==========   ==========

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)

                                                                    YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1999          1998          1997
                                                            ----------    ----------    ----------
Net revenue .............................................   $  237,563    $  196,290    $  137,121

Cost of services ........................................      148,793       110,836        80,191
                                                            ----------    ----------    ----------

              Gross profit ..............................       88,770        85,454        56,930

General and administrative expenses .....................       69,312        63,290        44,554

Merger, restructuring and severance costs ...............        3,550         6,041            --

Compensation expenses related to stock issuances (Note H)           --            --         6,060
                                                            ----------    ----------    ----------

              Income from operations ....................       15,908        16,123         6,316
                                                            ----------    ----------    ----------

Other income

       Interest income ..................................        2,648         2,381           706

       Interest expense .................................          (47)          (74)         (314)

       Other income, net ................................        3,941            55           119
                                                            ----------    ----------    ----------

              Income before income taxes ................       22,450        18,485         6,827

Provision for income taxes ..............................        7,643        10,234         4,488
                                                            ----------    ----------    ----------

              Net income ................................   $   14,807    $    8,251    $    2,339
                                                            ==========    ==========    ==========

Basic net income per share ..............................   $     0.63    $     0.38    $     0.14
                                                            ==========    ==========    ==========

Shares used in computing basic net income per share .....       23,416        21,567        16,234

Diluted net income per share ............................   $     0.61    $     0.36    $     0.13
                                                            ==========    ==========    ==========

Shares used in computing diluted net income per share ...       24,231        23,010        17,471

--------------------------------------------------------------------------------
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY--
          FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                (In Thousands)


                                            COMMON STOCK                                              OTHER
                                       -----------------------                       RETAINED     COMPREHENSIVE
                                         SHARES       AMOUNT          APIC           EARNINGS         INCOME
---------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997                   17,948     $     18    $     24,205     $     12,295     $      29
Redemption of Common Stock                    (64)          --            (305)              --            --
Issuance of Common Stock under
   the RSAs                                 1,347            1           4,898               --            --
Compensation recognized under
   the RSAs                                    --           --              --               --            --
Common Stock released under the
   ASOP                                        --           --           3,990               --            --
Interest income on stockholders'
   notes receivable                            --           --              --               --            --
Issuance of new Common Stock to
   the ASOP                                    64           --             305               --            --
Increase of put obligation                     --           --              --               --            --
Excess income tax benefits
   attributed to exercised stock
   options                                     --           --             395               --            --
Exercise of stock options                      --           --              42               --            --
Issuance of Common Stock in
   public offering                             --           --              --               --            --
Net income                                     --           --              --            2,339            --
Foreign currency translation
   adjustments                                 --           --              --               --             2
Payment of distributions to
   shareholders of predecessor
   companies prior to acquisition              --           --              --             (915)           --
                                       ----------   ----------    ------------     ------------     ---------

BALANCE, DECEMBER 31, 1997                 19,295           19          33,530           13,719            31
Issuance of Common Stock under
   the RSAs                                   362           --           5,093               --            --
Compensation recognized under
   the RSAs                                    --           --              --               --            --
Common Stock released under the
   ASOP                                        --           --             560               --            --
Interest income on stockholders'
   notes receivable                            --           --              --               --            --
Elimination of put obligation                  --           --              --               --            --
Excess income tax benefits
   attributed to exercised stock
   options                                     --           --              26               --            --
Exercise of stock options                      --           --             260               --            --
Issuance of Common Stock in
   public offering                          3,802            4          44,696               --            --
Cancellation of treasury stock               (859)          --            (554)              --            --
Net income                                     --           --              --            8,251            --
Unrealized gain on securities                  --           --              --               --            71
Foreign currency translation
   adjustments                                 --           --              --               --           (22)
Payment of distributions to
   shareholders of predecessor
   companies prior to acquisition              --           --              --             (120)           --
                                       ----------   ----------    ------------     ------------     ---------

BALANCE, DECEMBER 31, 1998                 22,601           23          83,611           21,850            80
Issuance of Common Stock under
   the RSAs                                   574           --           9,481               --            --
Compensation recognized under
   the RSAs                                    --           --              --               --            --
Common Stock released under the
   ASOP                                        --           --           2,938               --            --
Interest income on stockholders'
   notes receivable                            --           --              --               --            --
Excess income tax benefits
   attributed to exercised stock
   options                                     --           --             267               --            --
Exercise of stock
   options/warrants                           768            1           3,696               --            --
Net income                                     --           --              --           14,807            --
Unrealized loss on securities                  --           --              --               --          (203)
Foreign currency translation
   adjustments                                 --           --              --               --            48
                                       ----------   ----------    ------------     ------------     ---------
BALANCE, DECEMBER 31, 1999                 23,943     $     24    $     99,993     $     36,657     $     (75)
                                       ==========   ==========    ============     ============     =========

                                                       UNEARNED         NOTES
                                       DEFERRED          ASOP        RECEIVABLE-         PUT           TREASURY
                                     COMPENSATION       SHARES       STOCKHOLDERS     OBLIGATION         STOCK          TOTAL
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1997             $     (2,333)   $     (3,225)   $     (2,043)   $     (6,658)   $       (674)   $     21,614
Redemption of Common Stock                     --              --              --              --              --            (305)
Issuance of Common Stock under
   the RSAs                                (1,847)             --          (2,825)             --              --             227
Compensation recognized under
   the RSAs                                   545              --              --              --              --             545
Common Stock released under the
   ASOP                                        --           2,677              --              --              --           6,667
Interest income on stockholders'
   notes receivable                            --              --            (266)             --              --            (266)
Issuance of new Common Stock to
   the ASOP                                    --            (305)             --              --              --              --
Increase of put obligation                     --              --              --          (3,307)             --          (3,307)
Excess income tax benefits
   attributed to exercised stock
   options                                     --              --              --              --              --             395
Exercise of stock options                      --              --              --              --              42              84
Issuance of Common Stock in
   public offering                             --              --              --              --              --              --
Net income                                     --              --              --              --              --           2,339
Foreign currency translation
   adjustments                                 --              --              --              --              --               2
Payment of distributions to
   shareholders of predecessor
   companies prior to acquisition              --              --              --              --              --            (915)
                                     ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1997                 (3,635)           (853)         (5,134)         (9,965)           (632)         27,080
Issuance of Common Stock under
   the RSAs                                (1,158)             --          (2,698)             --              --           1,237
Compensation recognized under
   the RSAs                                   735              --              --              --              --             735
Common Stock released under the
   ASOP                                        --             114              --              --              --             674
Interest income on stockholders'
   notes receivable                            --              --            (349)             --              --            (349)
Elimination of put obligation                  --              --              --           9,965              --           9,965
Excess income tax benefits
   attributed to exercised stock
   options                                     --              --              --              --              --              26
Exercise of stock options                      --              --              --              --              78             338
Issuance of Common Stock in
   public offering                             --              --              --              --              --          44,700
Cancellation of treasury stock                 --              --              --              --             554              --
Net income                                     --              --              --              --              --           8,251
Unrealized gain on securities                  --              --              --              --              --              71
Foreign currency translation
   adjustments                                 --              --              --              --              --             (22)
Payment of distributions to
   shareholders of predecessor
   companies prior to acquisition              --              --              --              --              --            (120)
                                     ------------    ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1998                 (4,058)           (739)         (8,181)             --              --          92,586
Issuance of Common Stock under
   the RSAs                                (2,516)             --          (7,148)             --              --            (183)
Compensation recognized under
   the RSAs                                 1,079              --              --              --              --           1,079
Common Stock released under the
   ASOP                                        --             739              --              --              --           3,677
Interest income on stockholders'
   notes receivable                            --              --            (868)             --              --            (868)
Excess income tax benefits
   attributed to exercised stock
   options                                     --              --              --              --              --             267
Exercise of stock
   options/warrants                            --              --              --              --              --           3,697
Net income                                     --              --              --              --              --          14,807
Unrealized loss on securities                  --              --              --              --              --            (203)
Foreign currency translation
   adjustments                                 --              --              --              --              --              48
                                     ------------    ------------    ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1999           $     (5,495)   $         --    $    (16,197)   $         --    $         --    $    114,907
                                     ============    ============    ============    ============    ============    ============

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                      ----------------------------------------
                                                                                         1999           1998           1997
                                                                                      ----------     ----------     ----------
Cash flows from operating activities:
     Net income ..................................................................    $   14,807     $    8,251     $    2,339
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization ..........................................         5,709          5,650          3,796
          Goodwill Amortization ..................................................         1,102             --             --
          Provision for bad debts ................................................           615            637            417
          Deferred income taxes ..................................................        (7,649)          (657)         1,492
          Loss on sale of assets .................................................           (66)           183             16
          Compensation from stock issuances ......................................         4,146          1,409          8,093
          Interest income on notes receivable - stockholders .....................          (981)          (455)          (266)
     Change in assets and liabilities:
          Accounts receivable ....................................................        (5,520)       (16,562)        (7,354)
          Work in process ........................................................        (2,552)        (5,007)          (913)
          Prepaid expenses and other current assets ..............................             3         (1,253)           477
          Income tax receivable ..................................................            --          1,114         (1,114)
          Other assets ...........................................................           126           (471)           656
          Accounts payable .......................................................        (1,276)           426         (1,378)
          Accrued liabilities ....................................................        (1,061)         4,560          1,071
          Accrued vacation .......................................................         2,013            732            360
          Accrued bonuses ........................................................         1,283          2,240           (195)
          Deferred revenue .......................................................           231             71            391
          Customer advances ......................................................           176            451          1,965
          Income tax payable .....................................................        (5,331)         7,118            412
          Supplemental executive retirement plan .................................          (110)           237             --
          Other ..................................................................            31            (22)           228
                                                                                      ----------     ----------     ----------
             Net cash provided by operating activities ...........................         5,696          8,652         10,493
                                                                                      ----------     ----------     ----------
Cash flows from investing activities:
     Issuance of notes receivable ................................................          (300)           (18)        (2,554)
     Payments on notes receivable ................................................           221            906          1,232
     Purchase of investments .....................................................      (138,581)      (539,176)       (10,414)
     Proceeds from sale/maturity of investments ..................................       150,368        507,036         12,350
     Purchase of property and equipment ..........................................        (9,619)        (7,098)        (5,261)
     Acquisition of business, net of cash acquired ...............................        (2,803)        (3,905)        (1,894)
     Proceeds from disposals of property and equipment ...........................            --             19             --
                                                                                      ----------     ----------     ----------
             Net cash used in investing activities ...............................          (714)       (42,236)        (6,541)
 Cash flows from financing activities:
     Net borrowings (payments) on line of credit .................................            --         (2,000)         2,000
     Proceeds from issuance of long-term debt ....................................            --             44            147
     Principal payments on long-term debt ........................................          (105)          (872)        (2,681)
     Proceeds from issuance of capital stock .....................................         3,452         45,082             89
     Distributions to shareholders of acquired companies .........................            --           (120)          (915)
     Proceeds from sale of forfeited ASOP shares .................................           608             --             --
                                                                                      ----------     ----------     ----------
             Net cash provided by (used in) financing activities .................         3,955         42,134         (1,360)
                                                                                      ==========     ==========     ==========
             Net change in cash and cash equivalents .............................         8,937          8,550          2,592
Cash and cash equivalents at beginning of period .................................        20,737         12,187          9,595
                                                                                      ----------     ----------     ----------
Cash and cash equivalents at end of period .......................................    $   29,674     $   20,737     $   12,187
                                                                                      ==========     ==========     ==========
Cash paid during the period for:
     Interest ....................................................................    $       46     $       95     $      313
     Income taxes ................................................................    $   20,185     $    3,372     $    2,527

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                                               YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                        1999           1998           1997
                                                                     ----------     ----------     ----------
Net income ......................................................    $   14,807     $    8,251     $    2,339

Other comprehensive income, net of tax

      Foreign currency translation adjustments ..................            48            (22)             2

      Unrealized holding gains on securities during period: .....          (203)            71             --

          Less reclassification adjustment for gains included
              in net income .....................................            --             --             --
                                                                     ----------     ----------     ----------

              Other comprehensive income ........................          (155)            49              2
                                                                     ----------     ----------     ----------

              Comprehensive income ..............................    $   14,652     $    8,300     $    2,341
                                                                     ==========     ==========     ==========

--------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

First Consulting Group, Inc. and its subsidiaries (the "Company") is a leading provider of information technology and other consulting services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company's services are designed to assist its clients in increasing operations effectiveness by reducing cost, improving customer service and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services across its four principal services: consulting, software implementation, network and application integration and co-management services. The Company's services and consultants are supported by internal research and a centralized information system, which provides real-time access to current industry and technology information, project methodologies, experiences and tools.

     1.  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of First Consulting Group, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

     8.  STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. See Note F below.

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

     11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management believes the fair value of financial instruments approximates their carrying amounts. The carrying value of cash and cash equivalents approximate their estimated fair values due to the short-term nature of these instruments. Investments available for sale are carried at fair value. Management believes the fair values of notes payable and stockholders' notes receivable approximate their carrying values based on current rates for instruments with similar characteristics.

     12. GOODWILL

     Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally five to ten years. Accumulated amortization, at December 31, 1999 and 1998, was $1,361,000 and $807,000,
respectively. The Company periodically assesses the recoverability of the cost of its goodwill based on a review of projected undiscounted cash flows of the related operating entities.

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

     16. RECLASSIFICATIONS

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

     17. OTHER INCOME

     Other income in 1999 primarily consists of the proceeds from a life insurance policy.

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

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
       (In thousands)                                      1998         1997
                                                        ---------    ---------
            Net revenue
                     FCG ...........................    $ 130,714    $  91,570
                     ISCG ..........................       62,976       43,178
                     Pareto ........................        2,600        2,373
                                                        ---------    ---------
                              Combined .............    $ 196,290    $ 137,121

            Net income
                     FCG ...........................    $   5,972    $  (1,534)
                     ISCG ..........................        2,095        3,513
                     Pareto ........................          184          360
                                                        ---------    ---------
                              Combined .............    $   8,251    $   2,339

In connection with the mergers, the Company recorded in the fourth quarter of 1998 a charge to operating expenses of $5.6 million for direct and other merger-related costs. Merger-related costs consisted primarily of fees for investment bankers, attorneys, accountants, financial printing, other related transaction costs, and exit costs. At December 31, 1999, all of these costs had been paid.

ACTIVA

In December 1999, the Company acquired certain assets and the business of Activa Systems Limited (Activa) for $770,000 in cash. Activa is a provider of Documentum-based controlled document solutions serving the pharmaceutical industry based in Wales, which has 13 employees and reported approximately $800,000 in revenue in 1999. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable assets acquired was $70,000. The remainder of the purchase price was allocated to goodwill.

SDC

In February 1999, the Company acquired the business of SDC Consulting (SDC) for $2,000,000 in cash. SDC is a healthcare management consulting firm located in Leeds, England. At the time of its acquisition by the Company, SDC had 11 employees and reported revenues of approximately $2,300,000 in 1998. The acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable assets acquired was zero, so the entire purchase price was allocated to goodwill.


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

GREENHALGH

In January 1998, the Company acquired all of the outstanding shares of Greenhalgh and Company Limited for $220,000 in cash and 36,300 shares of FCG Common Stock valued at $287,000. Greenhalgh is an information systems consulting firm located in Macclesfield, England, which reported $1.4 million in revenue in 1997. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net liabilities acquired was approximately $100,000. The purchase price together with this acquired liability was allocated to goodwill.

CUTTING EDGE

In April 1997, the Company completed the acquisition of the assets and certain liabilities of Cutting Edge Computer Solutions, Inc. ("Cutting Edge") for cash. Cutting Edge is an information services consulting firm with primary offices in Malvern, Pennsylvania, and Alexandria, Virginia, that specializes in the design and development of business software using client/server, relational database, and internet and intranet technologies. Cutting Edge had 26 employees and reported revenues of $2.2 million in calendar year 1996. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net assets acquired was approximately $400,000. The remainder of the $1.9 million purchase price was allocated to goodwill.

The accounts of Activa, SDC, WaveFront, Greenhalgh and Cutting Edge have been included in the accompanying financial statements for the period from their respective purchase dates through December 31, 1999. Pro forma information as if these acquisitions had occurred on January 1, 1997 have not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

NOTE C -- NOTES PAYABLE

The Company has a $9,000,000 revolving line of credit which is available through May 1, 2000, at the bank's prevailing prime rate. The balance outstanding on this line of credit was zero at December 31, 1999 and 1998. Borrowings on the line are collaterized by all of the Company's deposit accounts, accounts receivable and equipment. Under the line of credit agreement, the Company is required to pay a fee equal to 0.2% per annum on the average daily-unused balance and maintain selected financial ratios. Due to the loss incurred in the fourth quarter of 1999, the Company was in noncompliance with one of these covenants, and received a waiver of compliance subsequent to year-end.

Long-term debt is summarized as follows (in thousands):

                                                         AS OF DECEMBER 31,
                                                        --------------------
                                                          1999        1998
                                                        --------    --------
            Note payable to bank ...................    $    182    $    240

            Other note payable .....................          18          65
                                                        --------    --------

                                                             200         305

            Less current portion ...................          54          67
                                                        --------    --------

            Non-current portion ....................    $    146    $    238
                                                        ========    ========

The note payable to bank is collateralized by all deposit accounts, accounts receivable, and equipment of the Company and by unreleased ASOP shares (see Note
I). The note bears interest at the bank's prime rate (8.25% and 7.75% at December 31, 1999 and 1998, respectively) plus 0.5%. The note is payable in monthly installments of $4,000 plus interest with the last installment due
July 1, 2003.

NOTE D -- INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                            ----------------------------------------
                                                  1999           1998           1997
                                            ----------     ----------     ----------
Current:
     Federal ...........................    $   12,236     $    8,829     $    2,604
     State .............................         3,056          1,990            252
     Foreign ...........................            --             72            140
                                            ----------     ----------     ----------
         Total current .................        15,292         10,891          2,996

Deferred:
     Federal ...........................        (6,133)          (510)         1,207
     State .............................        (1,516)          (147)           285
                                            ----------     ----------     ----------
         Total deferred ................        (7,649)          (657)         1,492
                                            ==========     ==========     ==========
Provision for income taxes .............    $    7,643     $   10,234     $    4,488
                                            ==========     ==========     ==========


Temporary differences consist of the following (in thousands):

                                                                                  AS OF DECEMBER 31,
                                                                              -------------------------
                                                                                 1999           1998
                                                                              ----------     ----------
Deferred tax assets:
     Depreciation ........................................................    $      487     $       --
     Bad debts ...........................................................           791            609
     Supplemental executive retirement plan contributions ................         2,992          1,510
     Accrued liabilities .................................................         2,565          1,752
     Other ...............................................................           409            572
                                                                              ----------     ----------
              Total current deferred tax assets ..........................         7,244          4,443

Deferred tax liabilities:
     Accrual to cash basis adjustment ....................................         3,586          2,727
     Work in process .....................................................            --          6,134
     Stock based compensation ............................................           554            966
     Inside buildup on life insurance ....................................           832             --
     Other ...............................................................           178            171
                                                                              ----------     ----------
         Total deferred tax liabilities ..................................         5,150          9,998
                                                                              ----------     ----------
              Total net deferred tax assets (liabilities) ................    $    2,094     $   (5,555)
                                                                              ==========     ==========

The balance sheet classifications of deferred taxes are as follows:
     Current deferred liability...........................................    $      (11)    $   (6,318)
     Non-current deferred asset ..........................................         2,105            763
                                                                              ----------     ----------
              Total net deferred tax assets (liabilities).................    $    2,094     $   (5,555)
                                                                              ==========     ==========

As a result of the following items, the total provision for income taxes was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                             -------------------------------------
                                                                             1999            1998            1997
                                                                             -----           -----           -----
Federal income tax at statutory rate ............................            35.0%           35.0%           35.0%
Changes due to:
     State franchise tax, net of federal income tax benefit .....             4.4             5.9             2.1
     Acquisition costs ..........................................              --             9.2              --
     ASOP .......................................................             3.2             1.3            23.4
     Foreign losses without tax benefit .........................              --             1.6              --
     Meals and entertainment ....................................             1.1             1.1             2.4
     Tax exempt interest ........................................            (1.5)           (1.9)             --
     Life insurance proceeds ....................................            (5.8)             --              --
     Other ......................................................            (2.2)            3.2             2.9
                                                                             -----           -----           -----
                                                                             34.2%           55.4%           65.8%
                                                                             =====           =====           =====


NOTE E -- NOTES RECEIVABLE - STOCKHOLDERS

Notes receivable from stockholders consist primarily of loans provided to corporate officers ("officers") at the level of vice president and above for the purchase of shares of Common Stock (see Note H). Notes received in exchange for Common Stock have been classified as a reduction of stockholders' equity. In addition, prior to the Company's initial public offering in February 1998, the Company provided such officers with notes to cover the exercise price and associated taxes related to the exercise of stock options. Notes are non-interest bearing and have been discounted using imputed annual interest rates from 4.94% to 6.36%. The notes are secured by each officer's holdings of FCG Common Stock. Prior to the initial public offering, the notes were issued on a non-recourse basis. For notes issued subsequent to the offering, any loan amounts in excess of the value of the stock securing the notes are 70% recourse to the borrower.

All loans are due in ten years. In addition, the Company generally requires participants to pay, each year, the greater of 10% of the outstanding amounts or 50% of the after tax amount of any annual bonus received by them to repay outstanding amounts of the notes. Stockholders' notes receivable received in exchange for Common Stock were $20,657,000 and $10,898,000 as of December 31, 1999 and 1998, respectively. Discount for imputed interest on these notes receivable was $4,460,000 and $2,717,000 as of December 31, 1999 and 1998,
respectively. Amortization of deferred compensation resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers for the purchase of shares of Common Stock was $868,000 and $349,000 for the years ended December 31, 1999 and 1998, respectively. Stockholders' notes receivable related to advances to officers for payment of taxes associated with stock option exercises were $2,341,000 and $2,372,000 as of December 31, 1999 and 1998, respectively. Discount for imputed interest on these notes receivable was $453,000 and $569,000 as of December 31, 1999 and 1998, respectively.

NOTE F -- STOCK OPTIONS

A summary of stock option transactions is as follows:

                                            OPTION        WEIGHTED AVERAGE
                                            SHARE          EXERCISE PRICE
---------------------------------------------------------------------------
OUTSTANDING AT JANUARY 1, 1997             1,243,337             1.70

     Granted                               1,628,556             7.35
     Exercised                              (897,236)            1.16
     Canceled                               (235,263)            9.85
---------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1997           1,739,394             6.07

     Granted                                 950,538            16.12
     Exercised                              (133,446)            2.95
     Canceled                               (255,461)           10.16
---------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1998           2,301,025             9.95

     Granted                               2,570,667            12.37
     Exercised                              (248,724)            4.80
     Canceled                               (479,376)           12.78
---------------------------------------------------------------------------
OUTSTANDING AT DECEMBER 31, 1999           4,143,592           $11.43
---------------------------------------------------------------------------


At December 31, 1999, 1998 and 1997, 613,015, 419,096 and 160,358 options were exercisable, respectively at weighted average exercise prices of $8.72, $5.37 and $2.61, respectively. In March 1997, the Company modified the terms of certain non-vested stock options granted in January 1997 by decreasing the exercise price from $17.21 to $13.96. The following table summarizes information about stock options outstanding at December 31, 1999:

                                             OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                               --------------------------------------------------    -------------------------------
                                                                    WEIGHTED                           WEIGHTED
                                              WEIGHTED AVERAGE       AVERAGE                            AVERAGE
  RANGE OF EXERCISE              NUMBER           REMAINING         EXERCISE            NUMBER         EXERCISE
        PRICE                  OUTSTANDING    CONTRACTUAL LIFE        PRICE           EXERCISABLE        PRICE
---------------------------------------------------------------------------------    -------------------------------
$   .07      to    $ 4.32          97,274        5.26 Years           $ 3.24              45,312        $ 3.14
   4.76                           528,167        7.12 Years             4.76             241,071          4.76
   5.50      to      9.50         694,326        8.71 Years             8.25             142,137          7.35
   9.69      to     12.00       1,439,746        9.49 Years            10.82               5,572         11.56
  12.13      to     19.81       1,006,489        7.74 Years            14.60             135,823         15.17
  20.50      to     27.75         377,590        8.27 Years            22.55              43,100         24.53
---------------------------------------------------------------------------------    -------------------------------
$   .07      to    $27.75       4,143,592        8.42 Years           $11.43             613,015        $ 9.00
---------------------------------------------------------------------------------    -------------------------------

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

                                                                            YEAR ENDED DECEMBER 31
                                                                 -------------------------------------------
                                                                   1999             1998              1997
                                                                 ---------        ---------         --------
Net Income                                  As reported           $14,807          $ 8,251           $2,340
                                            Pro forma               7,475            6,498            1,583

Basic earnings per share                    As reported               .63              .38              .14
                                            Pro forma                 .32              .30              .10

Diluted earnings per share                  As reported               .61              .36              .13
                                            Pro forma                 .31              .28              .09

The fair value of the options granted under the plan in 1999, 1998 and 1997 calculated using the Black-Scholes pricing model were $8.30, $6.94 and $2.60 per share, respectively. The following assumptions were used in the Black-Scholes pricing model: expected dividend yield 0%, risk-free interest rate ranging from 5.5% to 7.18%, expected volatility factor of 1.0 for 1999, 0.5 for 1998 and zero to 0.6 for 1997, and an expected life ranging from six to seven years. Pro forma net income reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period, and compensation expense for options granted prior to January 1, 1995 is not considered.

For the year ended December 31, 1999, 1998 and 1997, compensation expense recognized in income for stock-based employee compensation related to the grant of options was $214,000, $251,000 and $278,000 respectively.

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

Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 10% of annual base salary. The Company may make a voluntary "FCG contribution" for any year in an amount determined by the Board to the account of SERP participants. FCG contributions vest 10% for each year of service (with up to five years service credit for participants who were vice presidents on January 1, 1994), provided that FCG contributions fully vest upon a change in control of the Company or upon a participant's death, disability or attainment of age 65. Company contributions to the SERP were $1,198,000, $726,000 and $493,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

For RSAs executed prior to the IPO, shares purchased under such RSAs are subject to a 10-year vesting period beginning the date upon which an individual becomes an officer and vest annually upon the completion of each year of service. Automatic acceleration of vesting occurs upon death or permanent disability of an officer and upon certain changes in ownership of the Company. Acceleration of vesting also occurs once the officer attains the age of 59 and has held the shares for at least three years. Shares purchased after the IPO date are fully vested upon purchase.

Under the terms of the pre-IPO RSAs, the Company retains a repurchase right with respect to unvested shares, unless such termination is due to death, disability or changes in control of the Company. Pursuant to this right, the Company may repurchase unvested shares at the original issuance price plus a growth factor. The growth factor is equal to the average interest rate compounded quarterly which the Company pays to a commercial lending institution in a calendar quarter (the "Growth Factor"). In the event the Company has no borrowings for a particular quarter, then the growth factor shall be the prime rate on the first day of the quarter, as announced in the Wall Street Journal or if the Wall Street Journal discontinues such announcements, then it shall be the prime rate as announced by Bank of America.

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

Pre-IPO officers paid the purchase price of the shares by means of non-recourse and non-interest bearing promissory notes, which notes are secured by the shares of stock held by such officers. For RSAs executed after IPO, the shares are paid for with a non-interest bearing promissory note secured by the shares of stock held by the officer, which has recourse against the officer's personal assets for 70% of the outstanding balance in excess of the value of the security. The shares are fully vested upon their purchase, but are held by the Company as collateral against the associated loan.

All RSAs also contain non-competition and non-solicitation provisions which apply generally to the officer's employment with the Company and which continue to bind the officer even after repurchase of all shares by the Company; provided, however, that such provisions may be superseded by an employment agreement entered into between the Company and the officer.

NON-QUALIFIED STOCK OPTION AGREEMENT

Effective January 1, 1996, and restated January 1, 1997, the Company executed and adopted a non-qualified stock option agreement for certain officers. The principal terms of the agreement provided that for each share of stock purchased at fair market value, the stockholder was granted one exercisable stock option which allowed the stockholder to purchase additional shares at a price below the fair market value of the Common Stock. During 1997 and 1996, 215,176 and 366,168 shares, respectively, were granted under the provisions of the agreement and stockholders exercised options on 364,728 and 127,416 shares of Common Stock, respectively. Deferred compensation of $512,000 and $737,000 was recorded for the years ended December 31, 1997 and 1996, respectively, related to the granting of options under this agreement. Compensation expense related to the amortization of the deferred compensation on these options approximated $95,000, $125,000 and $145,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Effective December 19, 1995, the Company executed and adopted a non-qualified stock option agreement for certain vice presidents. The principal terms of the agreement provided that for each share of stock purchased at fair market value of the Common Stock, the stockholder was granted two exercisable stock options which allow the stockholder to purchase additional shares at approximately 20% of the fair market value of the Common Stock. During 1995, 1,279,440 stock options were granted under the provisions of the agreement and vice presidents exercised options for 733,008 shares of Common Stock. Compensation expense related to these options approximated $119,000, $126,000 and $134,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1997, all below market stock options had been exercised and no below market options have been issued since.

OTHER EQUITY PLANS

On August 22, 1997, the Board adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan") and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors' Plan). On January 15, 1998, the stockholders approved the plans, authorizing issuance of up to 1,600,000 shares of FCG Common Stock under the 1997 Equity Plan and 200,000 shares of FCG Common Stock under the 1997 Directors' Plan. On February 26, 1999, the stockholders approved amendments to the plans to increase the authorized number of shares issuable under such plans to 3,500,000 shares for the 1997 Equity Plan and 300,000 shares for the 1997 Directors' Plan.

Stock awards issued under the 1997 Equity Plan vest over a ten-year term from the date of grant. Under the 1997 Equity Plan, the Company granted employees 2,115,883, 532,217 and 945,400 options to purchase Common Stock at an exercise price equal to the market price of Common Stock on the date of grant in the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999 and 1998, 486,323 and 231,538 of these options were exercisable, respectively. The Company had no stock appreciation rights issued or outstanding for the years ended December 31, 1999 and 1998.

The 1997 Directors' Plan provides for non-discretionary stock option grants to directors of the Company who are not employed by the Company or an affiliate. Each person who, on the date of adoption of the 1997 Directors' Plan, was then a non-employee director of the Company, automatically received an option to purchase 20,000 shares of Common Stock. Each person thereafter elected as a non-employee director receives an option to purchase 4,000 shares of common Stock when first elected. On January 1 of each year, each person who is a non-employee director is automatically granted an additional option to purchase 4,000 shares of Common Stock. All options issued under the 1997 Directors' Plan have an exercise price equal to market price of Common Stock on the date of grant and expire ten years after the date of grant. The initial 20,000 share grants vest over five years following the date of grant; all 4,000 share grants vest over the 12 months following the date of grant. Under the plan in the years ended December 1999, 1998 and 1997, respectively, the Company granted 32,000, 20,000 and 84,000 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on date of grant. These options vest over a ten-year term from date of grant.

Under the Company's amended 1989 Stock Option Plan (a plan carried over from ISCG subsequent to the merger), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant and generally expire ten years from the date of grant. Options granted prior to July 25, 1996 generally vest at a rate of 20% per annum beginning on the second anniversary of the grant date. Options granted on or after July 25, 1996 generally vest ratably over a five-year period. In 1997, ISCG's Board of Directors amended this plan with subsequent stockholder approval, to increase the number of shares of Common Stock authorized for issuance under the plan from 962,500 to 1,270,500 shares. Under the plan, the Company granted employees 422,784, 191,091 and 383,980 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on the date of grant in the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, 1998 and 1997, 126,692, 187,548 and 160,358 of the options were exercisable, respectively.

On August 4, 1999, the Company's Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the "1999 Non-Officer Plan"). The Plan authorizes the issuance of up to 1,000,000 shares of Common Stock pursuant to nonstatutory stock options, stock bonuses, rights to purchase restricted stock and stock appreciation rights to employees who are not officers of the Company. Stock options granted under the Plan are granted at fair market value of FCG Common Stock as of the date of grant, and vest over five years and expire ten years following the date of grant. Under the Plan, the Company granted non-officer employees 271,650 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on the date of grant in the year ended December 31, 1999. As of December 31, 1999, none of the options were exercisable.

NOTE I -- ASSOCIATE 401(K) AND STOCK OWNERSHIP PLAN

Under the ASOP, participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($10,000 in 1999 and 1998, and $9,500 in 1997) and have the amount of such reduction contributed to the ASOP. In addition, the Company may make contributions to the ASOP on behalf of participants. Company contributions may be matching contributions allocated based on each participant's compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant's compensation, or "first share contributions" allocated to some or all participants on a per capita basis.

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

The Company reports in its Statement of Financial Position the debt of the ASOP and unearned ASOP shares, which is the original cost basis of the ASOP shares pledged as collateral for the debt. As shares are committed to be released, the Company credits unearned ASOP shares based on the cost of the shares to the ASOP. The Company records compensation expense based on the fair market value of the shares committed to be released. The difference between the fair value of shares committed to be released and the cost of those shares to the ASOP is either charged or credited to stockholders' equity accounts, as applicable. Compensation expense for the 401(k) match and the ASOP was approximately $3.3 million, $1.6 million, and $2.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's practice is to net unvested shares forfeited by terminated employees against the current year 401(k) match. Had the Company not had these forfeitures, the compensation expense would have been approximately $4.2 million and $2.7 million in 1999 and 1998, respectively.

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

The ASOP shares were as follows:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998           1997
                                                 ----------    ----------    ----------
Allocated shares ............................     1,469,430     1,309,223     1,308,104
Unreleased shares ...........................            --       248,393       281,440
                                                 ----------    ----------    ----------
     Total ASOP shares ......................     1,469,430     1,557,616     1,589,544
Fair market value of unreleased shares ......    $       --    $5,092,000    $2,520,000

As of December 31, 1999, the Company had exhausted the original pool of ASOP shares. In order to make its matching contribution for the quarter ended December 31, 1999, as well as allocating the final 27,294 unreleased shares from the original pool, the Company contributed (and allocated) 67,096 newly-issued shares.

Prior to the IPO, upon the cessation of employment of an employee, the Company paid the employee the fair market value of his or her vested shares of Common Stock previously allocated to such employee under the ASOP. The fair market value of Common Stock was determined by an independent valuation firm. Since the ultimate funding of this obligation rested with the Company, the Company had recorded the potential future obligation to repurchase such securities outside of permanent equity (see also Note H). Subsequent to the Company's closing of the IPO, upon the cessation of employment of an employee, the Company releases his or her vested ASOP shares to the employee. Since such released shares of Common Stock held by the ASOP are tradable on an established exchange, recording of a potential future repurchase obligation outside of permanent equity ceased in February 1998.

NOTE J -- CONCENTRATION OF CREDIT RISK

The Company maintains its cash balances in financial institutions located in Long Beach, California and Philadelphia, Pennsylvania. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1999, the Company had balances in excess of the insured amount of approximately $0.6 million and $14.1 million, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

NOTE K -- COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities, certain office space and living accommodations for consultants on short-term projects under operating leases that expire at various dates through 2012. At December 31, 1999, the Company was obligated under non-cancelable operating leases with future minimum rentals as follows (in thousands):

               YEAR ENDING DECEMBER 31,
               ------------------------
                         2000 .......................     5,321
                         2001 .......................     5,193
                         2002 .......................     5,142
                         2003 .......................     4,318
                         2004 .......................     2,562
                    2005 and Beyond .................     3,821
                                                        -------
                                                        $26,357
                                                        =======


Rent expense aggregated $5,244,000, $4,276,000 and $3,644,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operation.

NOTE L -- INVESTMENTS

Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity as a component of other comprehensive income. The net unrealized holding loss increased $203,000 in 1999. The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities (all of which are debt securities) held at December 31, 1999 and 1998 are summarized as follows:

                                                                           GROSS            GROSS
                                                                         UNREALIZED       UNREALIZED       ESTIMATED
                                                      AMORTIZED COST       GAINS            LOSSES         FAIR VALUE
                                                      --------------   --------------   --------------   --------------
        1999........................................   $19,954,000           --            $132,000       $19,822,000
        1998........................................   $32,690,000        $122,000            --          $32,812,000

The following table lists the maturities of debt securities held at December 31, 1999:

                                                             AMORTIZED COST                 ESTIMATED FAIR VALUE
                                                      -------------------------------   -------------------------------
        Due in one year or less.....................           $ 3,737,000                      $ 3,726,000
        Due after one year through five years.......            16,217,000                       16,096,000
                                                      -------------------------------   -------------------------------
                                                               $19,954,000                      $19,822,000
                                                      ===============================   ===============================

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

The following information about the segments is for the years ended December 31, 1999 and 1998:

                                          NORTH AMERICA    NORTH AMERICA
                 1999                      CONSULTING       INTEGRATION        EUROPE       ALL OTHER        TOTALS
---------------------------------------   -------------    -------------       -------      ---------       ---------
Net revenues...........................       $48,504         $173,167          $7,611        $8,281         $237,563
Cost of services.......................        32,617          100,775           8,031         7,370          148,793
                                          -------------    -------------       -------      ---------       ---------
Gross profit...........................       $15,877         $ 72,392          $ (420)       $  911           88,770
Selling, general & administrative...................................................................           69,312
Merger, restructuring and severance costs...........................................................            3,550
                                                                                                            ---------
Income from operations..............................................................................        $  15,908
                                                                                                            =========

                                          NORTH AMERICA    NORTH AMERICA
                 1998                      CONSULTING       INTEGRATION         EUROPE       ALL OTHER        TOTALS
---------------------------------------   -------------    -------------        ------       ---------       --------
Net revenues...........................       $50,079         $139,105          $6,544       $   562         $196,290
Cost of services.......................        28,702           76,196           5,748           190          110,836
                                          -------------    -------------        ------       ---------       --------
Gross profit...........................       $21,377         $ 62,909          $  796       $   372           85,454
Selling, general & administrative...................................................................           63,290
Merger related costs................................................................................            6,041
                                                                                                             --------
Income from operations..............................................................................         $ 16,123
                                                                                                             ========

Comparable segment information for the year ended December 31, 1997 was not practicable to include due to changes in the organization structure.

The amount of revenue attributed to each segment is accounted for by splitting the revenue on each client engagement based upon the hourly rates charged to the client for the services of each segment. Costs are not transferred across segments.

NOTE N -- NET INCOME PER SHARE

The following represents a reconciliation of basic and diluted net income per share (amounts rounded to thousands except per share data):

                                                                                YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                      1999               1998               1997
                                                                    -------             ------             ------
Net income..................................................        $14,807             $8,251             $2,339
Basic shares................................................         23,416             21,567             16,234
         Effect of dilutive options and warrants............            815              1,443              1,237
                                                                    -------             ------             ------
Diluted shares..............................................         24,231             23,010             17,471
                                                                    =======             ======             ======

Net income per common share:
         Basic..............................................          $0.63              $0.38              $0.14
         Diluted............................................          $0.61              $0.36              $0.13

The effect of dilutive options and warrants excludes approximately 1,224,000 antidilutive options with exercise prices ranging from $12.69 to $27.75 per share in 1999, 112,000 antidilutive options with exercise prices ranging from $16.07 to $27.75 per share in 1998, and 53,000 antidilutive options with exercise prices ranging from $7.45 to $19.81 per share in 1997.

NOTE O -- MERGER, RESTRUCTURING, AND SEVERANCE COSTS

Merger, restructuring, and severance costs of $3,550,000 and $6,041,000 were incurred in 1999 and 1998, respectively. The costs incurred during 1999 were primarily attributable to restructuring and severance associated with rationalizing capacity requirements in Europe, and secondarily separation costs associated with the merger between FCG and ISCG in December 1998. The costs incurred in 1998 were primarily attributable to the definitive merger agreement between FCG and ISCG, and secondarily, the costs as a result of the termination of a potential business combination contemplated by ISCG prior to the definitive merger agreement between FCG and ISCG. At December 31, 1999, $1,530,000 of the restructuring costs remained to be paid. These primarily consisted of severance and the cost of a facility closure in the U.K.

NOTE P -- SHARE PURCHASE RIGHTS PLAN

In November 1999, the Company adopted a Share Purchase Rights Plan (the "Plan"). Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock as of December 10, 1999. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the "Preferred Shares"), at a price of $50.00 per one one-hundredth of a Preferred Share.

Upon the occurrence of (i) a public announcement that a person, entity or affiliated group has acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) generally 10 business days following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person, the Rights become exercisable. At that time, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which are void), will for a 60-day period have the right to receive upon exercise that number of shares of Company Common Stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

The rights generally may be redeemed by the Company at a price of $0.001 per Right, and the Rights expire on November 22, 2009. The terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, except that after the rights have been distributed, no such amendment may adversely affect the interest of the holders of the Rights excluding the interests of an Acquiring Person. Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be amended to permit such acquisition or redeemed by the Company at $0.001 per Right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 15% or more of the Common Shares or (ii) the final expiration date of the Rights.

NOTE Q -- UNAUDITED QUARTERLY FINANCIAL DATA

                                                                FIRST         SECOND           THIRD         FOURTH
(In Thousands, Except Per Share Data)                          QUARTER        QUARTER         QUARTER        QUARTER
                                                              ---------      ---------       ---------      ---------
1999
Net revenue..........................................          $58,864        $60,919         $61,411        $56,369
Cost of services.....................................           35,144         36,969          37,697         38,983
                                                              ---------      ---------       ---------      ---------
        Gross profit.................................           23,720         23,950          23,714         17,386
General and administrative expenses..................           17,680         17,531          17,061         17,040
Merger, restructuring and severance costs............              110          1,718               -          1,722
                                                              ---------      ---------       ---------      ---------
        Income from operations.......................            5,930          4,701           6,653         (1,376)
Interest income (expense), net.......................              600            602             654            745
Other income, net....................................               22          3,875              19             25
                                                              ---------      ---------       ---------      ---------
        Income before income taxes...................            6,552          9,178           7,326           (606)
Provision for income taxes...........................            2,818          2,288           2,789           (252)
                                                              ---------      ---------       ---------      ---------
        Net income (loss)............................           $3,734         $6,890          $4,537          $(354)
                                                              =========      =========       =========      =========
Diluted net income (loss) per share                             $ 0.16         $ 0.29          $ 0.19        $ (0.01)
                                                              =========      =========       =========      =========

1998
Net revenue..........................................          $43,569        $47,792         $51,082        $53,847
Cost of services.....................................           25,489         26,589          28,550         30,208
                                                              ---------      ---------       ---------      ---------
        Gross profit.................................           18,080         21,203          22,532         23,639
General and administrative expenses..................           13,811         15,373          16,433         17,673
Merger related costs.................................                -              -             486          5,555
                                                              ---------      ---------       ---------      ---------
        Income (loss) from operations................            4,269          5,830           5,613            411
Interest income (expense), net.......................              423            545             593            746
Other income, net....................................               27              8              13              7
                                                              ---------      ---------       ---------      ---------
        Income (loss) before income taxes............            4,719          6,383           6,219          1,164
Provision for income taxes...........................            1,927          3,048           2,848          2,411
                                                              ---------      ---------       ---------      ---------
        Net income (loss)............................           $2,792         $3,335          $3,371        $(1,247)
                                                              =========      =========       =========      =========
Diluted net income (loss) per share                             $ 0.13         $ 0.14          $ 0.14        $ (0.06)
                                                              =========      =========       =========      =========

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
First Consulting Group, Inc.

We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits. The consolidated financial statements give retroactive effect to the 1998 merger of First Consulting Group, Inc. and Integrated Systems Consulting Group, Inc., which has been accounted for as a pooling-of-interests as described in Note B to the consolidated financial statements. We did not audit the consolidated financial statements of Integrated Systems Consulting Group, Inc. for the year ended December 31, 1997, which were combined with First Consulting Group, Inc.'s statements for the year ended December 31, 1997, and reflect net revenues of $43,178,000 and net earnings of $3,513,000. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Integrated Systems Consulting Group, Inc., is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ GRANT THORNTON LLP

Irvine, California
February 11, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Integrated Systems Consulting Group, Inc.

We have audited the consolidated statements of operations, stockholders' equity, and cash flows of Integrated Systems Consulting Group, Inc. and subsidiaries for the year ended December 31, 1997 (not separately presented herein). In connection with our audit of these consolidated financial statements, we have also audited the related financial statement schedule (not separately presented herein). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Integrated Systems Consulting Group, Inc. and subsidiaries and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
January 23, 1998, except as to note 14, which is as of February 27, 1998

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                   BALANCE AT        PROVISION         ACCOUNTS      BALANCE AT END
   FOR THE YEAR                                   BEGINNING OF      CHARGED TO         WRITTEN             OF
ENDED DECEMBER 31          DESCRIPTION               PERIOD           INCOME             OFF             PERIOD
-------------------------------------------------------------------------------------------------------------------
      1999        Accounts receivable allowance       $1,449           $  842           $ (227)           $2,064

      1998        Accounts receivable allowance       $  812           $  961           $ (324)           $1,449

      1997        Accounts receivable allowance       $  279           $  750           $ (217)           $  812

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FCG has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             By: /s/ LUTHER J. NUSSBAUM
                                             --------------------------
                                             Luther J. Nussbaum,
                                             Chief Executive Officer

Date: March 28, 2000

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

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of FCG in the capacities and on the dates indicated.

SIGNATURE                     TITLE                                           DATE
--------------------------    -------------------------------------------     --------------

/s/ LUTHER J. NUSSBAUM        Chief Executive Officer and Chairman of the
--------------------------    Board (Principal Executive Officer)             March 28, 2000
Luther J. Nussbaum

/s/ THOMAS A. REEP            Chief Financial Officer and Vice President
--------------------------    (Principal Financial Officer)                   March 28, 2000
Thomas A. Reep

/s/ PHILIP H. OCKELMANN       Controller
--------------------------    (Principal Accounting Officer)                  March 28, 2000
Philip H. Ockelmann

/s/ DONALD R. CALDWELL
--------------------------    Director                                        March 28, 2000
Donald R. Caldwell

/s/ STEVEN HECK
--------------------------    Director                                        March 28, 2000
Steven Heck

/s/ STEVEN LAZARUS
--------------------------    Director                                        March 28, 2000
Steven Lazarus



SIGNATURE                     TITLE                                           DATE
--------------------------    -------------------------------------------     --------------

/s/ DAVID S. LIPSON
--------------------------    Director                                        March 28, 2000
David S. Lipson

/s/ STANLEY R. NELSON
--------------------------    Director                                        March 28, 2000
Stanley R. Nelson

/s/ STEPHEN E. OLSON
--------------------------    Director                                        March 28, 2000
Stephen E. Olson

/s/ SCOTT S. PARKER
--------------------------    Director                                        March 28, 2000
Scott S. Parker

/s/ FATIMA J. REEP
--------------------------    Director                                        March 28, 2000
Fatima J. Reep

/s/ JACK O. VANCE
--------------------------    Director                                        March 28, 2000
Jack O. Vance

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                EXHIBIT
                                      -------
2.1.1             Agreement and Plan of Merger and Reorganization dated as of
                  September 9, 1998, by and among FCGFCG, Foxtrot Acquisition
                  Sub, Inc., a Delaware corporation and a wholly-owned
                  subsidiary of FCGFCG, and Integrated Systems Consulting Group,
                  Inc., a Pennsylvania corporation ("ISCG") (incorporated by reference to Exhibit 99.1 of FCG's Current Report on Form 8-K
                  filed on September 22, 1998 (the "First Form 8-K")).

2.1.2             First Amendment to Agreement and Plan of Merger and
                  Reorganization dated as of November 11, 1998 (incorporated by reference to Exhibit 99.1 of FCG's Current Report on Form 8-K filed on November 12, 1998) (See Appendix A-1 to the Report).

3.1 Certificate of Incorporation of FCG (incorporated by reference to Exhibit 3.1 to FCG's Form S-1 Registration Statement (No.
                  333-41121) originally filed on November 26, 1997 (the "Form
                  S-1")).

3.2               Certificate of Designation of Series A Junior Participating
                  Preferred Stock (incorporated by reference to Exhibit 99.1 to
                  FCG's Current Report on Form 8-K dated December 9, 1999 (the
                  "December 9, 1999 Form 8-K")).

3.3               Bylaws of FCG (incorporated by reference to Exhibit 3.3 to
                  FCG's Form S-1).

4.1               Specimen Common Stock certificate (incorporated by reference to
                  Exhibit 4.1 to FCG's Form S-1).

10.1              1997 Equity Incentive Plan (incorporated by reference to
                  Exhibit 10.1 to FCG's Form S-1).

10.1.1 Form of Incentive Stock Option between FCG and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.1 to FCG's Form S-1).

10.1.2 Form of Non-Statutory Stock Option between FCG and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.2 to FCG's Form S-1).

10.1.3            Form of Non-Statutory Stock Option (United Kingdom) between
                  FCG and its United Kingdom resident employees, directors, and consultants (incorporated by reference to Exhibit 10.1.3 to FCG's Form S-1).

10.2 1997 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 to FCG's Form S-1).

10.2.1            Form of Non-Statutory Stock Option (Initial Option-Continuing
                  Non-Employee Directors) between FCG its continuing non-employee directors (incorporated by reference to Exhibit
                  10.2.1 to FCG's Form S-1).

10.2.2            Form of Non-Statutory Stock Option (Initial Option-New
                  Non-Employee Directors) between FCG and its non-employee directors (incorporated by reference to Exhibit 10.2.2 to FCG's Form S-1).

10.2.3 Form of Non-Statutory Stock Option (Annual Option) between FCG and its non-employee directors (incorporated by reference to Exhibit 10.2.3 to FCG's Form S-1).

10.3 1994 Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to FCG's Form S-1).

10.3.1 Form of Amended and Restated Restricted Stock Agreement between FCG and its executive officers (incorporated by reference to Exhibit 10.3.1 to FCG's Form S-1).

10.3.2 Form of Loan and Pledge Agreement between FCG and its vice presidents (incorporated by reference to Exhibit 10.3.2 to FCG's Form S-1).

10.3.3 Form of Secured Promissory Note (Non-Recourse) between FCG and its vice presidents (incorporated by reference to Exhibit
                  10.3.3 to FCG's Form S-1).

10.4              Second Amended and Restated Associate 401(k) and Stock
                  Ownership Plan (incorporated by reference to Exhibit 10.4 to
                  FCG's Form S-1).

10.5              First Amendment to the Second Amended and Restated Associate
                  401(k) and Stock Ownership Plan (incorporated by reference to
                  Exhibit 10.5 to FCG's Form S-1).


10.6 1999 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to FCG's Form S-8 Registration
                  Statement originally filed on March 29, 2000 (the "Form
                  S-8")).

10.6.1 Form of Non-Qualified Stock Option Agreement between FCG and its non-officer employees (incorporated by reference to Exhibit 99.7 to FCG's Form S-8).

10.7 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to FCG's Form S-1).

10.8 Form of Indemnity Agreement between FCG and its directors and executive officers (incorporated by reference to Exhibit 10.8 to FCG's Form S-1).

10.9              Lease, dated as of October 3, 1996, between FCG and Landmark
                  Square Associates, L.P. for FCG's principal executive offices in Long Beach, CA (incorporated by reference to Exhibit 10.9 to FCG's Form S-1).

10.10             Credit Agreement between FCG and Wells Fargo Bank, dated
                  December 18, 1997 (incorporated by reference to Exhibit 10.10 to FCG's Form S-1).

10.11             FCG 2000 Associate Stock Purchase Plan.

10.11.1           FCG 2000 Associate Stock Purchase Plan Offering adopted
                  October 26, 1999.

10.12             Master Information Technology Services Agreement dated
                  November 1, 1999, between FCG Management Services, LLC
                  ("FCGMS") and New York and Presbyterian Hospital ("NYPH")
                  (incorporated by reference to Exhibit 99.1 to FCG's Current
                  Report on Form 8-K dated November 8, 1999 (the "November 8.
                  1999 Form 8-K")).

10.12.1           FCGMS Unit Purchase Agreement dated November 8, 1999 between
                  FCGMS and NYPH (incorporated by reference to Exhibit 99.2 to FCG's November 8, 1999 Form 8-K).

10.12.2           Investor Rights Agreement dated November 8, 1999, among FCGMS,
                  FCG Management Holdings, Inc. and NYPH (incorporated by reference to Exhibit 99.3 to FCG's November 8, 1999 Form 8-K).

10.12.3           Amended and Restated Operating Agreement of FCGMS
                  (incorporated by reference to Exhibit 99.4 to FCG's November
                  8, 1999 Form 8-K).

10.13             Rights Agreement dated as of November 22, 1999 among First
                  Consulting Group, Inc. and American Stock Transfer & Trust
                  Company (incorporated by reference to Exhibit 99.3 to FCG's
                  December 9, 1999 Current Report).

10.13.1           Form of Rights Certificate (incorporated by reference to
                  Exhibit 99.4 to FCG's December 9, 1999 Current Report).

11.1              Statement of Computation of Earnings (Loss) per Share for FCG
                  (contained in "Notes to Consolidated Financial Statements -
                  Note N - Net Income Per Share" of this Report).

21.1              Subsidiaries of FCG.

23.1              Consent of Grant Thornton LLP.

23.2              Consent of KPMG LLP.

24.1 Power of Attorney (contained on the signature page of this Report).

27.1              Financial Data Schedule.