Form 10-K405/A
period 1999-12-31
FIRST CONSULTING GROUP INC
filed 2000-05-01
CIK 1049758

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                          ---------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)
/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO_____________________

                        COMMISSION FILE NUMBER: 333-41121

                          FIRST CONSULTING GROUP, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                        95-3539020
 -----------------------------           ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

         111 W. OCEAN BOULEVARD, 4TH FLOOR, LONG BEACH, CALIFORNIA 90802
         ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (562) 624-5200
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

            NONE                                       NONE
    --------------------            -------------------------------------------
   (Title of each class)            (Name of each exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
       ------------------------------------------------------------------
                                (Title of class)

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

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

  COMMON STOCK, $.001 PAR VALUE                          24,110,177
--------------------------------------      -----------------------------------
           (Class)                               (Outstanding at March 1, 2000)

===============================================================================

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Set forth below is information regarding current directors and executive officers of the Company, including age as of April 26, 2000:


NAME                           POSITION WITH THE COMPANY
----                           --------------------------
Luther J. Nussbaum             Chief Executive Officer and Chairman of the Board
Steve Heck                     President and Director
Mary Franz                     Executive Vice President
Richard N. Kramer              Executive Vice President
Walter McBride                 Executive Vice President
Jay M. Rose                    Executive Vice President
Don M. Tompkins                Executive Vice President
Roy A. Ziegler                 Executive Vice President
Thomas A. Reep                 Vice President and CFO
Donald R. Caldwell             Director (2)
Steven Lazarus                 Director (2) (3)
David S. Lipson                Director (1)
Stanley R. Nelson              Director (3)
Stephen E. Olson               Director (1) (3)
Scott S. Parker                Director (2)
Fatima Reep                    Director (1)
Jack O. Vance                  Director (1) (3)

(1)  Member of the Compensation Committee
(2)  Member of the Audit Committee
(3)  Member of the Nominating Committee

LUTHER J. NUSSBAUM, age 53, has served FCG as Chief Executive Officer since October 1998 and as Chairman of the Board since April 1999. He joined FCG as Executive Vice President, Worldwide Practice Support in April 1995 and has been a director since November 1997. Prior to joining FCG, Mr. Nussbaum was the President of Nussbaum & Associates, a strategic and information consulting firm, from 1993 to 1995. From 1989 to 1993, he served as President and Chief Executive Officer of Evernet Systems, Inc., a national network systems integration company. From 1986 to 1989, Mr. Nussbaum was the President and Chief Operating Officer of Ashton-Tate Corp., a microcomputer software development company. Mr. Nussbaum serves as a director of two private entrepreneurial companies. He received a BA from Rhodes College and an MBA from Stanford University.

STEVEN HECK, age 51, has served FCG as a member of the Board of Directors since April 1997. He first joined FCG in May 1987 as Vice President, Midwest Region where he served until December 1989. From 1990 to 1991, Mr. Heck served as Chief Information Officer of Evangelical Health Systems. After rejoining the company in April 1991, Mr. Heck served FCG as Vice President, Practice. He became Executive Vice President, Practice in April 1995, and FCG President in October 1998. Prior to joining FCG, Mr. Heck was the Managing Partner of the Great Lakes Health Care Practice at Price Waterhouse LLP from 1985 to 1987.

MARY FRANZ, age 42, has been Vice President and Managing Director of the Health Plan practice since joining FCG in February 1999, and was promoted to Executive Vice President in April 2000. Ms. Franz has 18 years of experience in business strategy, operations improvement and information technology. She previously served as a Partner at Price Waterhouse Coopers from 1984 to 1999 where she had responsibility for developing a national healthcare practice and provided IT and consulting services to a broad range of enterprises. She received her Bachelor of Science degree from Indiana University, and a Master of Science degree in Management from Purdue University.

RICHARD N. KRAMER, age 47, has served as FCG's Executive Vice President and Managing Director, Health Delivery Business Unit, since July 1995, and before that as Vice President, East Region since January 1995. Prior to joining the company Mr. Kramer was the National Partner for the Healthcare Information Technology Practice at KPMG Peat Marwick LLP from 1994 to 1995, as well as serving in other capacities at KPMG from 1983 to 1993. Mr. Kramer received a BA from Johns Hopkins University and an MBA from Columbia University Graduate School of Business.

WALTER MCBRIDE, age 47, joined FCG in April 2000 as Executive Vice President, Practice Support. Prior to joining the Company, Mr. McBride served as Executive Vice President and Chief Financial Officer of Kistler Aerospace, a privately held aerospace company, beginning in 1997. Mr. McBride served as Executive Vice President and Chief Financial Officer of Unplugged Communications, a distributor of wireless products, from 1996 to 1997; Senior Vice President and Chief Financial Officer of Emulex Corporation, a publicly-traded leader in high-speed computer network products, from 1993 to 1996; and Vice President, Corporate Development, for Nellcor, Inc., a medical equipment company, from 1991 to 1993. Mr. McBride received his BS in accounting/finance from Ohio State University and his MS in computer systems management from the Rochester Institute of Technology.

JAY M. ROSE, age 49, currently serves as Executive Vice President in charge of Systems Development Services. Mr. Rose was Chief Operating Officer of Integrated Systems Consulting Group, Inc., which merged with FCG in December 1998. Within ISCG, he previously served as the Vice President of the Systems and Networking Practice and as Vice President of Sales since joining in 1995. During the 12 years prior to joining ISCG, Mr. Rose held a series of management and executive positions at Shared Medical Systems (SMS), the last of which was Vice President of System Services, responsible for the systems level and middleware software included in all of SMS' product lines. Mr. Rose graduated from Wesleyan University with a BA in Chemistry. He received his MSE in Computer & Information Sciences from University of Pennsylvania, and his MBA from Stanford University.

DON M. TOMPKINS, age 57, has served the Company as Executive Vice President with responsibility for FCG's Europe and Government practices, and internal IT/IC Services, since January 2000. Prior to this, he served FCG as Group Vice President, Integration Services, from September 1998 until December 1999, and as Vice President and Managing Director, Implementation Services, from January 1994 until September 1998. From April until December 1993, Mr. Tompkins was a Vice President in FCG's Southwest Region. Prior to joining the Company, Mr. Tompkins managed the Network Computing Tools Strategic Business Unit for Texas Instruments Inc. from 1991 to 1993. He received a BS from Chaminade University of Honolulu.

ROY A. ZIEGLER, age 37, is currently Executive Vice President of FCG responsible for the firm's Health Plan and E-Strategy practices. Prior to this, he served as Vice President and Managing Director for the West Region (1996 through 1998) and for the Managed Care Practice (1993 through 1995). Prior to joining the Company, Mr. Ziegler was the Practice Director of the Health Management Initiative in the Pacific Region at Andersen Consulting from 1992 to 1993, and served in other capacities for Andersen Consulting from 1984 to 1991. Mr. Ziegler received a BS from Pepperdine University.

THOMAS A. REEP, age 45, has served the Company as Vice President, Finance and Chief Financial Officer since May 1980. Prior to joining the Company, Mr. Reep was an accountant with Ernst & Young from 1977 to 1980. He is a certified public accountant in the State of California, and serves as a director of a non-profit organization. He received a BS and an MBA from California State University, Long Beach. Mr. Reep is the brother-in-law of Fatima Reep, a member of the Company's Board of Directors.

DONALD R. CALDWELL, age 53, has served FCG as a member of the Board of Directors since December 1998. Mr. Caldwell is founder and Chairman & CEO of Cross Atlantic Capital Partners, a management company of a family of venture capital funds. Previously, he had been President and Chief Operating Officer of Safeguard Scientifics, Inc., beginning in February 1996, and Executive Vice President beginning in December 1993. Prior to that time, Mr. Caldwell was President of Valley Forge Capital Group, Ltd., a business mergers and acquisition advisory firm that he founded, from April 1991 to December 1993 and an executive officer of a predecessor company of Cambridge Technology Partners (Massachusetts), Inc., a provider of information technology consulting and software development, from December 1989 to March 1991. Mr. Caldwell's prior positions included serving as a partner in the national office of Arthur Young & Co. (a predecessor to Ernst & Young, LLP). Mr. Caldwell is a director of Diamond Technology Partners Consulting, Inc., Quaker Chemical Corporation, and Drexel University, as well as two privately-held companies.

STEVEN LAZARUS, age 68, has been a member of FCG's Board of Directors since April 1997. Mr. Lazarus has served as a senior principal of various venture capital funds associated with ARCH Venture since 1986, including President and Chief Executive Officer of ARCH Development Corporation and Managing Director of ARCH Venture Partners. From 1986 to 1994, Mr. Lazarus was the Associate Dean of the Graduate School of Business at the University of Chicago. He currently serves as a director of Amgen Inc., a biotechnology company; Primark Corporation, an information services company; and New Era of Networks, Inc., which develops packaged solutions for application integration. Mr. Lazarus received a BA from Dartmouth College and an MBA from the Harvard University Graduate School of Business.

DAVID S. LIPSON, age 56, co-founded Integrated Systems Consulting Group (ISCG) in 1988 and was Chairman of the ISCG Board of Directors and ISCG's Chief Executive Officer, President and Treasurer since its inception. Mr. Lipson joined the FCG Board of Directors in December 1998 upon FCG's merger with ISCG, and retired from service as an employee in June 1999. He has more than 30 years of industry experience in executive management and sales and marketing. His previous employers include IBM, Control Data Corporation, Dun & Bradstreet Computer Services, SunGuard Data Systems, Inc., and Digital Equipment Corporation. Mr. Lipson currently serves as a director of Prescient Systems, United Messaging, Inc., Craftopia.com, GroupSystems.com, K Consulting, Inc., and Cross Atlantic Technology Partners.

STANLEY R. NELSON, age 73, has served FCG as a director since April 1997. From 1993 to August 1997, Mr. Nelson was President of the Center for Clinical Integration, Inc., the predecessor of the Scottsdale Institute, formerly a subsidiary of FCG. Since 1988, Mr. Nelson has been an independent healthcare consultant to various organizations. Prior to 1988, Mr. Nelson served as the President and Chief Executive Officer of the Henry Ford Healthcare Corp. in Detroit, Michigan and, prior to that, the Abbott-Northwestern Hospital in Minneapolis, Minnesota. Mr. Nelson currently serves as a director of the Scottsdale Institute, formerly a subsidiary of FCG. Mr. Nelson received a BS and an MHA from the University of Minnesota.

STEPHEN E. OLSON, age 58, has served on FCG's Board of Directors since April 1997. Mr. Olson is Chairman of the Board of The Olson Company, a developer of landmark residential communities within urban environments. Mr. Olson received a BA from the University of Redlands and his MBA from

Pepperdine University. He also did post-graduate work towards a Doctorate degree in Finance at the Clarement Graduate School. In addition to The Olson Company, Mr. Olson is a member of the Board of Directors of Flowline, Inc., Collectech Systems, Inc., "C" Enterprises, Kings Seafood, Pepperdine University Board, and Pepperdine School of Public Policy.

SCOTT S. PARKER, age 65, has served FCG as a director since November 1997. He is President Emeritus of Intermountain Health Care where he served as President and CEO from its formation in 1975 until his retirement in 1998. Mr. Parker serves as a director for First Security Corporation, a regional bank; Questar Corporation, a natural gas and energy holding company; and Bonneville International, a radio and television corporation. He also serves as a trustee for Intermountain Health Care, Sutter Health Care and Ascension Health, all integrated health care systems. He has served as Chairman of the American Hospital Association and as President of the International Hospital Federation. Mr. Parker received a BA from the University of Utah and an MHA from the University of Minnesota.

FATIMA REEP, age 50, has served the Company as a Director since July 1999, when she was appointed to the seat occupied by her late husband, James A. Reep, FCG's co-founder and former Chairman of the Board. Ms. Reep is owner and President of First Ticket Travel, a travel agency in Los Alamitos, California. She received a BA from Croydon College in London and has served on the boards of a number of civic associations, including the board of the Los Alamitos Chamber of Commerce.

JACK O. VANCE, age 75, has served FCG as a director since April 1997. Mr. Vance is the Managing Director of Management Research, Inc., a management consulting firm. From 1973 to 1989, Mr. Vance was the Managing Partner of the Los Angeles office of McKinsey & Company and served on the Executive Committee of that firm's Board of Directors from 1962 to 1989. Mr. Vance serves as a director of International Rectifier Corporation, a supplier of power semiconductor components; the Gabelli Mathers Fund, a mutual fund; Semtech Corporation, a manufacturer of analog semiconductor products; and several private companies. Mr. Vance received a BS from the University of Louisville, an MBA from the Wharton School of the University of Pennsylvania, and a Ph.D. from Southwest University.

COMPLIANCE UNDER SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's securities, to file initial reports of ownership and reports of changes in ownership with the Commission and the Nasdaq National Market. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms furnished to the Company and representations by the executive officers and directors, the Company believes that all Section 16(a) filing requirements were met during the fiscal year ending December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

FCG currently pays each outside director the following amounts for services as a director: $5,000 per year plus $1,000 for each meeting of the Board and $500 for each Committee meeting. Directors are also reimbursed for certain expenses in connection with attendance at Board of Director and Committee meetings.

In addition, each non-employee director receives stock options under the 1997 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Option grants under the Directors' Plan are automatic and non-discretionary. Each non-employee director receives an option to purchase 4,000 shares when he or she is first elected to the Board, plus an annual grant of 4,000 shares each January 1. Options granted under the Directors' Plan (i) are granted with an exercise price equal to 100 percent of the fair market value of the stock on the date of grant,
(ii) vest in monthly installments over a period of one year (subject to acceleration upon the death, disability or termination without cause of the director), and (iii) expire on the earlier of ten years from the date of grant or 12 months after termination of an optionee's services as non-employee director of the Company (18 months in the event of death of the director).

Directors are also eligible to receive awards under the Company's 1997 Equity Incentive Plan, as amended.

COMPENSATION OF EXECUTIVE OFFICERS

The following table shows, for the fiscal years ended December 31, 1999, 1998 and 1997, certain compensation awarded or paid to, or earned by, the Company's named executive officers:


                                            SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                          ANNUAL                COMPENSATION
                                                       COMPENSATION                AWARDS
                                                       ------------              -----------
                                                                                                          ALL OTHER
                                           FISCAL                                 SECURITIES           COMPENSATION ($)
NAME AND PRINCIPAL POSITION                 YEAR     SALARY($)   BONUS($)     UNDERLYING OPTIONS (#)           (1)
---------------------------                -----     ---------   --------     ----------------------   ----------------
Luther J.  Nussbaum  . . . . . . . . . .    1999      390,000        0               72,000               37,372 (2)
 Chairman and Chief Executive               1998      370,000      94,500              -                  39,581 (3)
 Officer                                    1997      324,500     127,533              -                  38,095 (4)

Steven  Heck . . . . . . . . . . . . . .    1999      380,000        0               57,000               36,899 (2)
 President                                  1998      370,000      66,150              -                  38,724 (3)
                                            1997      344,360     109,043              -                 171,425 (4)

Don M.  Tompkins . . . . . . . . . . . .    1999      380,000        0               45,000               35,685 (2)
 Executive Vice President                   1998      350,000      89,250              -                  39,084 (3)
                                            1997      323,760     110,250              -                  36,195 (4)

Richard W.  Kramer . . . . . . . . . . .    1999      380,000        0               57,000               47,510 (2)
 Executive Vice President                   1998      350,000      89,250              -                  49,564 (3)
                                            1997      324,240      99,225              -                  44,560 (4)

Roy A.  Ziegler  . . . . . . . . . . . .    1999      380,000        0               57,000               32,789 (2)
 Executive Vice President                   1998      350,000      89,250              -                  36,135 (3)
                                            1997      324,500      99,225              -                  51,111 (4)


(1) In accordance with the Commission rules, other annual compensation in the form of perquisites and other personal benefits has been omitted where the aggregate amount of such perquisites and other personal benefits constitutes less than the lesser of $50,000 or 10% of the total annual salary and bonus for the named executive officer for the fiscal year.

(2) Includes (i) imputed interest on interest-free loans by FCG to each of the named executive officers for the purchase of shares of FCG common stock under the 1994 Restricted Stock Plan; (ii) supplemental executive retirement plan contributions of $20,000 made on behalf of each of the named executive officers; (iii) term life insurance premiums paid by FCG; and (iv) FCG's matching contribution of $5,000 for each named executive officer under the ASOP.

(3) Includes (i) imputed interest on interest-free loans by FCG to each of the named executive officers for the purchase of shares of FCG common stock under the 1994 Restricted Stock Plan; (ii) supplemental executive retirement plan contributions of $20,000 made on behalf of each of the named executive officers; (iii) term life insurance premiums paid by FCG; and (iv) FCG's matching contribution of $5,000 for each named executive officer under the ASOP.

(4) Includes (i) imputed interest on interest-free loans by FCG to each of the named executive officers for the purchase of shares of FCG common stock under the 1994 Restricted Stock Plan; (ii) supplemental executive retirement plan contributions of $20,000 made on behalf of each of the named executive officers; (iii) term life insurance premiums paid by FCG;
     (iv) an allocation of 1,000 shares to each of the named executive officer's ASOP account with an aggregate valuation of $7,443 per person; (v) FCG's matching contributions for each named executive officer under the ASOP with the following estimated values: Mr. Nussbaum, $11,517; Mr. Heck, $11,347; Mr. Tompkins, $10,620; Mr. Kramer, $11,202; and Mr. Ziegler, $11,517; and
     (vi) in the case of Mr. Heck, $90,700 in relocation expenses.

STOCK OPTION GRANTS AND EXERCISES

The following tables show for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by and held at year end by the Named Executive Officers:


                                       OPTION GRANTS IN LAST FISCAL YEAR
                                                 INDIVIDUAL GRANTS
                                 -----------------------------------------------------------
                                                                                                 POTENTIAL REALIZABLE
                                                                                                VALUE AT ASSUMED ANNUAL
                                                                                                 RATES OF STOCK PRICE
                                    NUMBER OF        % OF TOTAL                                APPRECIATION FOR OPTION
                                    SECURITIES      OPTIONS/SARS    EXERCISE                            TERM(2)
                                    UNDERLYING       GRANTED TO     OR BASE                    -------------------------
                                  OPTIONS/SARS     EMPLOYEES IN      PRICE        EXPIRATION
Name                              GRANTED(#)(1)      FISCAL YEAR     ($/SH)        DATE          5% ($)      10% ($)
-------------------               -------------    -------------   ----------    ------------   -------      --------
Luther J. Nussbaum                    60,000            2.33          11.00        4/2/09        415,070     1,051,870
                                      12,000            0.47          12.00        12/9/09       90,561       229,449
Steven Heck                           45,000            1.75          11.00        4/2/09        311,303      788,902
                                      12,000            0.47          12.00        12/9/09       90,562       229,449
Don M. Tompkins                       45,000            1.75          11.00        4/2/09        311,303      788,902
Richard N. Kramer                     45,000            1.75          11.00        4/2/09        311,303      788,902
                                      12,000            0.47          12.00        12/9/09       90,562       229,449
Roy A. Ziegler                        45,000            1.75          11.00        4/2/09        311,303      788,902
                                      12,000            0.47          12.00        12/9/09       90,562       229,449

--------------------------------

(1) All options granted in this table vest at the rate of 20% one year following grant, plus 1/60th of the original amount per month thereafter over the next 48 months so that the grant is fully vested five years from the date of grant. The options continue in full force and effect upon a change in control, as defined in the Company's option plans, unless the acquiring company refuses to continue or assume the options or to substitute similar options, in which event the vesting of such options is accelerated. In addition, if the Named Executive Officer is terminated in connection with a change in control of the Company, the vesting of such options is accelerated as of the date of termination.

(2) The potential realizable value is calculated based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. No gain to the optionee is possible unless the stock price increases over the option term.


                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                     NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS
                                     SHARES                          OPTIONS AT FY-END (#)        AT FY-END ($) (1)
                                   ACQUIRED ON        VALUE             EXERCISABLE/               EXERCISABLE/
             NAME                  EXERCISE (#)     REALIZED ($)        UNEXERCISABLE             UNEXERCISABLE
------------------------------    -------------     ------------    -----------------------     --------------------
Luther J. Nussbaum                     --               --                 0/72,000                  0/$312,000
Steven Heck                            --               --                 0/57,000                  0/$244,500
Don M. Tompkins                        --               --                 0/45,000                  0/$202,500
Richard N. Kramer                      --               --                 0/57,000                  0/$244,500
Roy A. Ziegler                         --               --                 0/57,000                  0/$244,500

--------------------------------

(1) The value of unexercised in-the-money options is calculated based on the market value of the underlying securities, minus the exercise price, and assumes sale of the underlying securities on December 31, 1999, at a price of $15.50 per share, the fair market value of FCG's common stock on such date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board is composed of Jack O. Vance (Chairman), David S. Lipson, Fatima Reep and Stephen E. Olson. Mr. Lipson is the co-founder of Integrated Systems Consulting Group, Inc., and served as its Chief Executive Officer prior to its acquisition by the Company in December 1998. Mr. Lipson ceased service as a full time employee of the Company in June 1999, and joined the Compensation Committee in October 1999. There are no compensation committee interlocks between any executive officer of the Company and any entity whose directors or executive officers serve on the Company's Board or Compensation Committee.

FCG has an ongoing, non-contractual business relationship with First Ticket Travel, whose sole proprietor is Fatima Reep, the widow of James A. Reep, former Chairman of the Board, and Chief Executive Officer and President of FCG. For the year ended December 31, 1999, FCG purchased travel services from First Ticket Travel in the amount of approximately $180,000.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of FCG common stock as of March 31, 2000 by: (i) each stockholder who is known by FCG to own beneficially more than 5% of FCG common stock; (ii) each named executive officer of FCG; (iii) each director of FCG; and (iv) all directors and executive officers of FCG as a group.


                                                                                       Shares Beneficially
                                                                                         Owned (1), (2)
                                                                                  ---------------------------
Name Of Beneficial Owner                                                             Number          Percent
-------------------------                                                           --------         --------
Fatima Reep (3).................................................................   2,863,699           11.9
David S. Lipson (10)............................................................   2,184,980            9.1
Associate 401(k) and Stock Ownership Plan (4)...................................   1,355,906            5.6
Roy A. Ziegler (5)..............................................................     218,769             *
Richard N. Kramer (6)...........................................................     181,373             *
Steven Heck (7).................................................................     173,256             *
Luther J. Nussbaum (8)..........................................................     152,523             *
Don M. Tompkins (9).............................................................     150,241             *
Donald R. Caldwell (10).........................................................      17,065             *
Steven Lazarus (10).............................................................      27,433             *
Stanley R. Nelson (10)..........................................................      22,433             *
Stephen E. Olson (10)...........................................................      22,433             *
Scott S. Parker (10)............................................................      14,677             *
Jack O. Vance (10)..............................................................      22,433             *

All directors and executive officers as a group (17 persons) (11)...............   6,821,989          28.1


* Represents beneficial ownership of less than 1% of the outstanding shares of FCG common stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission") and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, FCG believes, based on information furnished by such persons, that the persons named in the table above have sole voting and investment power with respect to all shares of FCG common stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 24,112,202 shares of FCG common stock outstanding as of April 1, 2000.

(2) Certain shares held by the executive officers listed above are subject to repurchase at the original issuance price plus a growth factor. The growth factor is equal to the average interest rate compounded quarterly which FCG pays to a commercial lending institution in a calendar quarter (the "growth factor"). If FCG has no borrowings for a particular quarter then the growth factor is the prime rate on the first day of the quarter, as announced in the Wall Street Journal.

(3) Shares listed include (a) 2,858,700 shares held by the Reep Family LLC, of which Fatima Reep is the Managing Member, and (b) 4,999 shares subject to stock options exercisable within 60 days of March 31, 2000.

(4) The address of the Associate 401(k) and Stock Ownership Plan ("ASOP") is c/o First Consulting Group, Inc., 111 West Ocean Blvd., 4th Floor, Long Beach, California 90802. The ASOP's shares are held by New York Life as trustee of the ASOP. Shares held by the ASOP are beneficially owned by employees and former employees of FCG, including certain of its executive officers. The beneficial owners have the right to vote the shares of FCG common stock allocated to their accounts with respect to the approval or disapproval of any FCG merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transaction. The beneficial owners also have the right to the fair market value of the stock allocated to their respective accounts.

(5) Shares listed as held by Mr. Ziegler include (a) 9,749 shares subject to stock options exercisable within 60 days of March 31, 2000, (b) 4,404 shares held in the ASOP, (c) 49,614 shares subject to repurchase by FCG at a price equal to $0.57 per share plus the growth factor, and (d) 42,660 shares subject to repurchase by FCG at a price equal to $2.80 per share plus the growth factor.

(6) Shares listed as held by Mr. Kramer include (a) 9,749 shares subject to stock options exercisable within 60 days of March 31, 2000, (b) 4,332 shares held in the ASOP, and (c) 92,940 shares subject to repurchase by FCG at a price equal to $0.57 per share plus the growth factor.

(7) Shares listed as held by Mr. Heck include (a) 9,749 shares subject to stock options exercisable within 60 days of March 31, 2000, and (b) 4,365 shares held in the ASOP.

(8) Shares listed as held by Mr. Nussbaum include (a) 12,999 shares subject to stock options exercisable within 60 days of March 31, 2000, (b) 4,404 shares held in the ASOP, and (c) 75,066 shares subject to repurchase by FCG at a price equal to $0.57 per share plus the growth factor. In addition, 135,120 of the shares listed in the table are held by The Nussbaum Family Trust, a Revocable Living Trust, dated March 2, 1992, of which Mr. Nussbaum is trustee.

(9) Shares listed as held by Mr. Tompkins include (a) 9,749 shares subject to stock options exercisable within 60 days of March 31, 2000, (b) 4,200 shares held in the ASOP, and (c) 50,482 shares subject to repurchase by FCG at a price equal to $0.57 per share plus the growth factor.

(10) Shares listed include the following shares subject to stock options exercisable within 60 days of March 31, 2000: Donald Caldwell, 5,333 shares; Steven Lazarus, 20,333 shares; David S. Lipson, 1,333 shares; Stanley R. Nelson, 20,333 shares; Stephen E. Olson, 20,333 shares; Scott S. Parker, 13,333 shares; and Jack O. Vance, 20,333 shares.

(11) Shares listed include (a) 186,472 shares subject to stock options exercisable within 60 days of March 31, 2000, (b) 26,338 shares held in the ASOP, and (c) 310,762 subject to repurchase by FCG at a price equal to the original purchase price plus the growth factor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK PURCHASE LOANS. FCG requires each employee who is hired as or promoted to the position of Vice President with FCG to hold shares Company common stock equal to a multiple of their base salary. In the case of the named executive officers, each must hold a minimum of two times his base salary. FCG has sold its officers shares of Company common stock pursuant to its 1994 Restricted Stock Plan, as amended (the "1994 Plan").

In connection with the sale of stock to its officers, FCG has made loans to officers, including the named executive officers, equal to (i) the purchase price of shares purchased under the 1994 Plan, and (ii) the exercise price and any Federal and state taxes owed on exercise of options under FCG's stock option plans. The loans are made pursuant to non-interest bearing promissory note secured by the shares of stock held by the officer. In the event of any nonpayment by an officer, the Company has recourse against the officer's personal assets for 70% of the outstanding balance in excess of the value of the security. Shares of stock purchased with the proceeds of the loan are held by the Company as collateral against the associated loan.

Officers generally must repay each year the greater of 10% of the original principal balance of the loan or one-half of that officer's after-tax bonus. Any unpaid principal on each loan is due ten years following the date of the loan.

As of December 31, 1999, the following named executive officers owed the following amounts to FCG under this loan program: Mr. Nussbaum, $207,764; Mr. Heck, $189,504; Mr. Tompkins, $171,948; Mr. Kramer, $362,681; and Mr. Ziegler, $142,930.

INDEMNIFICATION AGREEMENTS. FCG has entered into indemnification agreements with its directors and officers for the indemnification of and advancement of expenses to such persons to the full extent permitted by law. FCG also intends to execute such agreements with its future directors and officers.

ADDITIONAL INFORMATION. See also "Compensation Committee Interlocks and Insider Participation in Compensation Decisions," above.

FCG believes that the foregoing transactions were in its best interest. As a matter of policy the transactions were, and all future transactions between FCG and any of its officers, directors or principal stockholders will be, approved by a majority of the independent and disinterested members of the FCG Board, will be on terms no less favorable to FCG than could be obtained from unaffiliated third parties and will be in connection with bona fide business purposes of FCG.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, FCG has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BY: /s/ LUTHER J. NUSSBAUM
                              ------------------------------------------------
                              Luther J. Nussbaum,
                              Chief Executive Officer & Chairman of the Board

Date: April 27, 2000