Form 10-Q
period 2000-03-31
FIRST CONSULTING GROUP INC
filed 2000-05-15
CIK 1049758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      -----------------------------------

                                    FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000,

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-23651

                      -----------------------------------

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

                      -----------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, $.001 PAR VALUE                        24,162,304 SHARES
----------------------------------         ------------------------------------
           (Class)                              (Outstanding at May 1, 2000)

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

                                                                                                               PAGE
                                                                                                              NUMBER
                                                                                                              ------
COVER PAGE........................................................................................................1

TABLE OF CONTENTS.................................................................................................2

PART I.       FINANCIAL INFORMATION...............................................................................3

              ITEM 1.      FINANCIAL STATEMENTS AND NOTES (UNAUDITED).............................................3

                           Consolidated Balance Sheets as of March 31, 2000 and
                           December 31, 1999......................................................................3

                           Consolidated Statements of Operations for the three
                           month periods ended March 31, 2000 and March 31, 1999..................................5

                           Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and March 31, 1999..................................6

                           Notes to Consolidated Financial Statements.............................................7

              ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................................9

PART II.  OTHER INFORMATION......................................................................................12

              ITEM 1.      LEGAL PROCEEDINGS.....................................................................12

              ITEM 2.      CHANGES IN SECURITIES.................................................................12

              ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.......................................................12

              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY

                           HOLDERS...............................................................................12

              ITEM 5.      OTHER INFORMATION.....................................................................12

              ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................12


SIGNATURES ..................................................................................................... 14

EXHIBIT INDEX................................................................................................... 15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                          DECEMBER 31,
                                                                                    MARCH 31, 2000             1999
                                                                                    --------------        -------------
                                    ASSETS                                            (UNAUDITED)
Current assets
     Cash and cash equivalents ............................................             $ 25,762             $ 29,674
     Short-term investments    ............................................                9,930                3,726
     Accounts receivable, less allowance of  $2,214 and $2,064 in the periods
       ended March 31, 2000 and December 31, 1999, respectively............               38,357               42,315
     Work in process.......................................................               23,005               15,737
     Prepaid expenses and other current assets.............................                1,800                2,562
                                                                                    --------------        -------------
         Total current assets..............................................               98,854               94,014
Notes receivable-stockholders .............................................                1,915                1,888
Long-term investments......................................................               11,635               17,096
Property and equipment
     Furniture, equipment, and leasehold improvements......................                7,716                7,550
     Information systems equipment.........................................               25,861               24,723
                                                                                    --------------        -------------
                                                                                          33,577               32,273
Less accumulated depreciation and amortization.............................               18,747               17,283
                                                                                    --------------        -------------
                                                                                          14,830               14,990
Other assets
     Executive benefit trust ..............................................                7,021                6,832
     Deferred income taxes.................................................                2,105                2,105
     Goodwill, net.........................................................                6,327                6,478
     Other.................................................................                1,830                  658
                                                                                    --------------        -------------
                                                                                          17,283               16,073
                                                                                    --------------        -------------
         Total assets......................................................            $ 144,517            $ 144,061
                                                                                    ==============        =============

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                                                      MARCH 31, 2000        DECEMBER 31,
                     LIABILITIES AND STOCKHOLDERS' EQUITY                              (UNAUDITED)               1999
                                                                                      --------------        ------------
Current liabilities
     Current portion of long-term debt ....................................               $   54               $   54
     Accounts payable......................................................                3,187                  874
     Accrued liabilities...................................................                7,252                6,516
     Accrued vacation......................................................                5,874                4,668
     Accrued bonuses.......................................................                3,175                4,432
     Deferred revenue......................................................                  833                  722
     Customer advances.....................................................                2,503                2,592
     Income taxes payable..................................................                  (83)               2,180
     Deferred income taxes.................................................                   11                   11
                                                                                      --------------        ------------
         Total current liabilities.........................................               22,806               22,049
Non-current liabilities
     Long-term debt, net of current portion................................                  133                  146
     Supplemental executive retirement plan................................                7,106                6,959
                                                                                      --------------        ------------
         Total non-current liabilities.....................................                7,239                7,105
Commitments and contingencies..............................................                   --                   --
Stockholders' equity
     Preferred Stock, $.001 par value; 10,000,000 shares authorized, no
       shares issued and outstanding.......................................                   --                   --
     Common Stock, $.001 par value; 50,000,000 shares authorized, 24,116,596 shares issued and outstanding at March 31, 2000 and 23,943,092 shares
       issued and outstanding at December 31, 1999.........................                   24                   24
     Additional paid-in capital............................................              102,148               99,993
     Retained earnings.....................................................               34,950               36,657
     Deferred compensation-stock incentive agreements......................               (5,455)              (5,495)
     Notes receivable-stockholders.........................................              (17,331)             (16,197)
     Accumulated other comprehensive income................................                  136                  (75)
                                                                                      --------------        ------------
         Total stockholders' equity........................................              114,472              114,907
                                                                                      --------------        ------------
         Total liabilities and stockholders' equity........................             $144,517             $144,061
                                                                                      ==============        ============

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED
                                                           -------------------------
                                                           MARCH 31,       MARCH 31,
                                                             2000             1999
                                                          --------          --------
 Net revenue.......................................        $63,507          $58,864
 Cost of services..................................         48,306           35,144
                                                          --------          --------
     Gross profit..................................         15,201           23,720
 General and administrative expenses...............         18,708           17,680
 Merger, restructuring, and severance costs........             --              110
                                                          --------          --------
     Income (loss) from operations.................         (3,507)           5,930
 Other income
     Interest income, net..........................            718              600
     Other income (expense)........................            (56)              22
                                                          --------          --------
        Income (loss) before income taxes..........         (2,845)           6,552
 Provision (benefit) for income taxes..............         (1,138)           2,818
                                                          --------          --------
        Net income (loss)..........................       $ (1,707)         $ 3,734
                                                          ========          ========
 Basic net income (loss) per share.................         $(0.07)           $0.17
 Diluted net income (loss) per share...............         $(0.07)           $0.16
 Shares used in computing basic net income
     per share.....................................         24,084           22,585
 Shares used in diluted net income per share.......         24,084           23,980

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                        ------------------------------
                                                                                        MARCH 31,            MARCH 31,
                                                                                          2000                 1999
                                                                                        ------------       -----------
Cash flows from operating activities:
     Net (loss) income.....................................................             $ (1,707)             $ 3,734
     Adjustments to reconcile net income...................................                2,093                1,585
     Change in assets and liabilities......................................               (3,071)             (12,931)
                                                                                        ------------       -----------
         Net cash used by operating activities.............................               (2,685)              (7,612)
                                                                                        ------------       -----------
Cash flows from investing activities:......................................
     Net (purchase) sale of investments....................................                 (743)               5,522
     Furniture, equipment, and leasehold improvements......................               (1,282)              (2,527)
     Acquisition of business...............................................                   --               (1,950)
     Notes receivable stockholders.........................................                  (18)                (221)
                                                                                        ------------       -----------
         Net cash (used in) provided by investing activities...............               (2,043)                 824
                                                                                        ------------       -----------
Cash flows used in financing activities:
     Long-term debt........................................................                  (13)                 (64)
     Proceeds from issuance of stock.......................................                  829                  475
                                                                                        ------------       -----------
         Net cash generated in financing activities........................                  816                  411
                                                                                        ------------       -----------
Net decrease in cash and equivalents.......................................               (3,912)              (6,377)
Cash and equivalents at beginning of period................................               29,674               20,737
                                                                                        ------------       -----------
Cash and equivalents at end of period......................................              $25,762              $14,360
                                                                                        ============       ===========

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated balance sheets of First Consulting Group, Inc. (the "Company") at March 31, 2000 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended March 31, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at March 31, 2000 and the results of operations for the three month periods ended March 31, 2000 and March 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

2.       INVESTMENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $9.9 million in short term investments and $9.6 million in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities. Net unrealized gains and losses on investments were not material at March 31, 2000.


3.       NET INCOME (LOSS) PER SHARE

         The following represents a reconciliation of basic and diluted net income per share for the three month periods ended March 31, 2000 and 1999, respectively (amounts rounded to thousands, except per share data):

                                          For the Three Months Ended                For the Three Months Ended
                                                March 31, 2000                            March 31, 1999
                                        ---------------------------------      -------------------------------------
                                                   Weighted                                 Weighted
                                                    Average     Per share                   Average      Per share
                                        Loss        Shares        amount       Income        Shares        amount
                                     ---------    ----------    --------      --------      ---------    -----------
Basic EPS:
   Income (loss) available to
   common stockholders...........    $(1,707)        24,084       $(0.07)      $3,734         22,585        $0.17
Effect of dilutive options and
   warrants: ....................                                                              1,395
                                     ---------    ----------    --------      --------      ---------    -----------
Diluted EPS:
   Income (loss) available to
   common stockholders and assumed
   conversions...................     $(1,707)       24,084       $(0.07)      $3,734         23,980        $0.16
                                     =========    =========     ========      ========       ========     ==========

4.       DISCLOSURE OF SEGMENT INFORMATION

         The Company has the following reportable segments: North America consulting, North America integration, management, and international services. The consulting services consist of strategic planning, operations effectiveness, procurement and contracting, and general consulting. The integration services include implementation of packaged vendor software, design and development of comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout a client's organization. Management services consist of assessment/due diligence, program management, discrete outsourcing, and full IT outsourcing. International primarily represents services provided in the United Kingdom and parts of continental Europe and includes a blend of consulting and integration services.

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

         The following is a summary of certain financial information by segment (in thousands):

FOR THE QUARTER ENDED MARCH 31, 2000:

                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION      MANAGEMENT       EUROPE        TOTALS
                                          -------------    -------------     ----------       -------       ----------
Net revenues...........................       $12,077          $39,804         $10,036        $ 1,590        $ 63,507
Cost of services.......................         9,287           28,922           8,585          1,512          48,306
                                          -------------    -------------     ----------       -------       ----------
Gross profit...........................       $ 2,790          $10,882         $ 1,451        $    78          15,201
General & administrative expenses...................................................................           18,708
Merger, restructuring, and severance costs..........................................................               --
                                                                                                            ----------
Loss from operations................................................................................        $  (3,507)
                                                                                                            ==========

FOR THE QUARTER ENDED MARCH 31, 1999:


                                          NORTH AMERICA    NORTH AMERICA
                                           CONSULTING       INTEGRATION      MANAGEMENT       EUROPE        TOTALS
                                          -------------    -------------     ----------       -------       ----------
Net revenues...........................       $12,446          $43,451       $     931      $   2,036        $ 58,864
Cost of services.......................         8,280           24,264             632          1,968          35,144
                                          -------------    -------------     ----------       -------       ----------
Gross profit...........................       $ 4,166          $19,187        $    299     $       68          23,720
General & administrative expenses...................................................................           17,680
Merger, restructuring, and severance costs..........................................................              110
                                                                                                            ----------
Income from operations..............................................................................        $   5,930
                                                                                                            ==========

5.        COMPREHENSIVE INCOME

          For the quarter ended March 31, 2000, comprehensive income is as follows (for the quarter ended March 31, 1999, other comprehensive income items are not shown because they were not material):

Net Income (Loss)     Currency Translation Gain    Unrealized Gain on Investments    Comprehensive Income
-----------------     -------------------------    ------------------------------    --------------------
     $(1,707,000)                      $165,000                           $46,000            $(1,496,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN AND UNDER THE CAPTION "RISKS RELATING TO THE BUSINESS OF FCG" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, AND SUBSEQUENT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. FCG'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

OVERVIEW

FCG provides services to payors, providers, government agencies, pharmaceutical, biogenetic, and life science companies, and other healthcare organizations in North America and Europe. FCG generates substantially all of its revenue from fees for professional services. FCG typically bills for its services on an hourly, fixed-fee or monthly fixed-fee basis as specified by the agreement with a particular client. FCG establishes either standard or target hourly rates for each level of consultant based on several factors including industry and assignment-related experience, technical expertise, skills and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the hourly rate for the consultant(s) assigned to the engagement. Fixed fees are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of consultants required to complete the assignment. Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates charged by FCG. For services billed on an hourly basis, FCG recognizes revenue as services are performed. For services billed on a fixed fee basis, FCG recognizes revenue using the percentage of completion method based either on 1) the amount of time completed on each assignment versus the projected number of hours required to complete such assignment, or 2) the amount of cost incurred on the assignment versus the total projected cost to complete the assignment. Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements. Unplanned adjustments to revenue are booked at the time they are known. Out-of-pocket expenses are billed to and reimbursed by clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on the Company's experience. FCG may obtain payment in advance of providing services. These advances are recorded as deferred revenue and reflected as a liability on FCG's balance sheet.

Cost of services primarily consists of the salaries, bonuses and related benefits of client-serving consultants and subcontractor expenses. General and administrative expenses primarily consist of the costs attributable to the development of the business and the support of the client-serving professionals, such as: non-billable travel; office space occupancy; investments in FCG's information systems, research and practice support and quality initiatives; salaries and expenses for executive management, financial, accounting and administrative personnel; expenses for firm and business unit governance meetings; recruiting fees and professional development and training; and marketing, legal and other professional services. As associate related costs are relatively fixed, variations in FCG's revenues and operating results can occur as a result of variations in billing margins and utilization rates of its billable associates. The Company routinely reviews its fees for services, professional compensation and overhead costs to ensure that its services and compensation are competitive within the industry. In addition, FCG routinely monitors the progress of client projects with its clients' senior management. Quality of Service Questionnaires are sent to the client after each engagement with the results compiled and reported to FCG executive management.

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of March 31, 2000, approximately 61% or 1,222 of FCG's 1,987 employees are consultants. Another 383 employees form the firm's outsourcing business. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

FCG's effective tax rate has varied from period to period due to non-deductible losses from FCG's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP, merger related activities and certain nontaxable insurance proceeds.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         NET REVENUE. The Company's net revenue increased to $63.5 million for the quarter ended March 31, 2000 an increase of 7.9% from $58.9 million for the quarter ended March 31, 1999. This increase was attributable to an increase in revenue from the Company's outsourcing services, partly offset by a decline in revenue from the Company's integration services, which have been negatively affected by poor market conditions in the healthcare delivery market. In particular, FCG's healthcare delivery clients are experiencing negative financial pressures due to weak industry profitability and cash flow, and are not initiating as many new projects in the near term that utilize FCG's services.

         COST OF SERVICES. Cost of services increased to $48.3 million for the quarter ended March 31, 2000 an increase of 37.5% from $35.1 million for the quarter ended March 31, 1999. The increase was primarily attributable to an increase in the number of consultants and outsourcing staff. Cost of services as a percentage of revenue increased to 76.1% for the quarter ended March 31, 2000 from 59.7% for the quarter ended March 31, 1999. This increase was due to lower utilization and pricing resulting from weaker demand and price competition, particularly in FCG's healthcare delivery client base.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $18.7 million for the quarter ended March 31, 2000, an increase of 5.8% from $17.7 million for the quarter ended March 31, 1999. General and administrative expenses as a percentage of revenue decreased slightly from 30.0% for the quarter ended March 31, 1999 to 29.5% for the quarter ended March 31, 2000.

         INTEREST INCOME, NET. Interest income, net of interest expense, increased to $718,000 for the quarter ended March 31, 2000 from $600,000 for the quarter ended March 31, 1999. Interest income net of interest expense as a percentage of revenue increased slightly to 1.1% for the quarter ended March 31, 2000 from 1.0% for the quarter ended March 31, 1999.

         INCOME TAXES. The benefit provision for income taxes of 40.0% in the quarter ended March 31, 2000 decreased from the 43.0% reported for the quarter ended March 31, 1999 due to a decrease in certain nondeductible expenses and state taxes.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000, the Company used cash flow from operations of $2.7 million, principally to fund the Company's operating loss. During the three months ended March 31, 2000, the Company used cash flow of approximately $1.3 million to purchase property and equipment, including computer and related equipment and office furniture. Depreciation and amortization expense for the three months ended March 31, 2000 was approximately $1.5 million. At March 31, 2000, the Company had working capital of $76.0 million and long-term investments of $11.6 million. At December 31, 1999, the Company had working capital of $72.0 million and long-term investments of $17.1 million.

         The Company's revolving line of credit, which allowed the Company to borrow up to $9.0 million at an interest rate of the prevailing prime rate, expired on May 1, 2000. There was no outstanding balance under the line of credit at March 31, 2000. The Company is in the process of negotiating a new line of credit.

         Management believes that existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. FCG's cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise. At March 31, 2000, most of the Company's proceeds from its initial public offering in February 1998 were retained as cash or investments.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

           None.

ITEM 2. CHANGES IN SECURITIES.

         Under the Company's 1994 Restricted Stock Plan (the "1994 Plan"), the Company has entered into Restricted Stock Agreements ("RSAs") with each of its vice presidents. The 1994 Plan and RSAs provide that each person, upon becoming a vice president of the Company, must purchase and hold a minimum amount of common stock of the Company ("Common Stock").

         During the quarter ended March 31, 2000, the Company issued an aggregate of 73,475 shares (the "Shares") of Common Stock to certain of its vice presidents (the "Purchasing Vice Presidents") pursuant to the 1994 Plan. The Purchasing Vice Presidents paid an aggregate of $1,166,000 in consideration of the Shares. The Shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5. OTHER INFORMATION.

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (a) EXHIBITS

          ITEM                                          DESCRIPTION
-----------------------    ---------------------------------------------------------------------------
         3.1 (1)           Certificate of Incorporation of the Company.
         3.2 (2)           Certificate of Designation of Series A Junior Participating Preferred Stock
         3.3 (3)           Bylaws of the Company.
         4.1 (4)           Specimen Common Stock Certificate.
        11.1 (5)           Statement of computation of per share earnings.
          27.1             Financial Data Schedule.

----------------------

         (1) Incorporated by reference to Exhibit 3.1 to FCG's Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the "Form S-1").

         (2) Incorporated by reference to Exhibit 99.1 to FCG's Current Report on Form 8-K dated December 9, 1999.

         (3)      Incorporated by reference to Exhibit 3.3 to FCG's Form S-1.

         (4)      Incorporated by reference to Exhibit 4.1 to FCG's Form S-1.

         (5) See Note 3 to Consolidated Financial Statements, "Net Income Per Share."


(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                    FIRST CONSULTING GROUP, INC.

Date:  May 15, 2000                 LUTHER J. NUSSBAUM
                                    -------------------------------------------
                                    Luther J. Nussbaum
                                    Chairman and Chief Executive Officer

Date:  May 15, 2000                 THOMAS A. REEP
                                    -------------------------------------------
                                    Thomas A. Reep
                                    Chief Financial Officer
                                    and Vice President, Finance
                                    (Principal Financial Officer)

                                  EXHIBIT INDEX

                ITEM                                        DESCRIPTION
         ---------------------   ---------------------------------------------------------------------------
               3.1 (1)           Certificate of Incorporation of the Company.
               3.2 (2)           Certificate of Designation of Series A Junior Participating Preferred Stock
               3.3 (3)           Bylaws of the Company.
               4.1 (4)           Specimen Common Stock Certificate.
              11.1 (5)           Statement of computation of per share earnings.
                27.1             Financial Data Schedule.

---------------------------

     (1) Incorporated by reference to Exhibit 3.1 to FCG's Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the "Form S-1").

     (2) Incorporated by reference to Exhibit 99.1 to FCG's Current Report on Form 8-K dated December 9, 1999.

     (3)  Incorporated by reference to Exhibit 3.3 to FCG's Form S-1.

     (4)  Incorporated by reference to Exhibit 4.1 to FCG's Form S-1.

     (5)  See Note 3 to Consolidated Financial Statements, "Net Income Per
          Share."