Form 10-Q
period 2000-06-30
FIRST CONSULTING GROUP INC
filed 2000-08-14
CIK 1049758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  -------------------------------------------

                                    FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000,

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------

                         COMMISSION FILE NUMBER 0-23651

                  -------------------------------------------

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

                  -------------------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK, $.001 PAR VALUE                   24,931,575 SHARES
-------------------------------          ---------------------------------
            (Class)                       (Outstanding at August 1, 2000)

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

                                                                                                               PAGE
                                                                                                               NUMBER
                                                                                                               ------
COVER PAGE........................................................................................................1

TABLE OF CONTENTS.................................................................................................2

Part I.       Financial Information...............................................................................3

              Item 1.      Financial Statements and Notes (Unaudited).............................................3

                           Consolidated Balance Sheets as of June 30, 2000 and
                           December 1999..........................................................................3

                           Consolidated Statements of Operations for the three
                           month periods ended June 30, 2000 and June 30, 1999 and for the six month periods ended June 30, 2000 and June 30, 1999..........................................5

                           Condensed Consolidated Statements of Cash Flows for the six
                           month periods ended June 30, 2000 and June 30, 1999....................................6

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

              Item 1.      Legal Proceedings.....................................................................15

              Item 2.      Changes in Securities.................................................................15

              Item 3.      Defaults Upon Senior Securities.......................................................15

              Item 4.      Submission of Matters to a Vote of Security

                           Holders...............................................................................15

              Item 5.      Other Information.....................................................................16

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

Exhibit Index....................................................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            JUNE 30,     DECEMBER 31,
                                                                              2000           1999
                                                                            --------      --------
                                    ASSETS                                        (UNAUDITED)
Current assets
     Cash and cash equivalents .......................................      $  7,986      $ 29,674
     Short-term investments ..........................................        11,396         3,726
     Accounts receivable, less allowance of  $2,474 and $2,064
       as of June 30, 2000 and December 31, 1999, respectively .......        40,308        42,315
     Work in process .................................................        23,220        15,737
     Prepaid expenses and other current assets .......................         3,257         2,562
     Income taxes receivable .........................................         2,362          --
                                                                            --------      --------
         Total current assets ........................................        88,529        94,014
Notes receivable-stockholders ........................................         1,942         1,888
Long-term investments ................................................        11,780        17,096
Property and equipment
     Furniture, equipment, and leasehold improvements ................         8,108         7,550
     Information systems equipment ...................................        27,742        24,723
                                                                            --------      --------
                                                                              35,850        32,273
Less accumulated depreciation and amortization .......................        20,023        17,283
                                                                            --------      --------
                                                                              15,827        14,990
Other assets
     Executive benefit trust .........................................         8,221         6,832
     Long term contract receivable ...................................         6,588          --
     Deferred income taxes ...........................................         2,109         2,105
     Goodwill, net ...................................................        11,071         6,478
     Other ...........................................................         1,230           658
                                                                            --------      --------
                                                                              29,219        16,073
                                                                            --------      --------
         Total assets ................................................      $147,297      $144,061
                                                                            ========      ========


                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                     2000           1999
                                                                                  ---------       ---------
                     LIABILITIES AND STOCKHOLDERS' EQUITY                         (UNAUDITED)
Current liabilities
     Current portion of long-term debt .....................................      $      54       $      54
     Accounts payable ......................................................          1,837             874
     Accrued liabilities ...................................................         12,536           6,516
     Accrued vacation ......................................................          6,389           4,668
     Accrued bonuses .......................................................          1,935           4,432
     Deferred revenue ......................................................            287             722
     Customer advances .....................................................          3,103           2,592
     Income taxes payable ..................................................           --             2,180
     Deferred income taxes .................................................             11              11
                                                                                  ---------       ---------
         Total current liabilities .........................................         26,152          22,049
Non-current liabilities
     Long-term debt, net of current portion ................................            119             146
     Supplemental executive retirement plan ................................          6,880           6,959
     Minority interest .....................................................          2,240            --
                                                                                  ---------       ---------
         Total non-current liabilities .....................................          9,239           7,105
Commitments and contingencies ..............................................           --              --
Stockholders' equity
     Preferred Stock, $.001 par value; 10,000,000 shares authorized, no ....           --              --
       shares issued and outstanding
     Common Stock, $.001 par value; 50,000,000 shares authorized, 24,832,916             24              24
       shares issued and outstanding at June 30, 2000 and 23,943,092 shares issued and outstanding at December 31, 1999
     Additional paid-in capital ............................................        106,643          99,993
     Retained earnings .....................................................         31,086          36,657
     Deferred compensation-stock incentive agreements ......................         (5,966)         (5,495)
     Notes receivable-stockholders .........................................        (19,635)        (16,197)
     Accumulated other comprehensive income ................................           (246)            (75)
                                                                                  ---------       ---------
         Total stockholders' equity ........................................        111,906       $ 114,907
                                                                                  ---------       ---------
         Total liabilities and stockholders' equity ........................      $ 147,297       $ 144,061
                                                                                  =========       =========


                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended                Six Months Ended
                                                               June 30                           June 30
                                                         2000            1999              2000            1999
                                                         ----            ----              ----            ----
Net revenue .....................................      $  63,667       $  60,919      $ 127,174       $ 119,783
Cost of services ................................         46,968          36,969         95,274          72,113
                                                       ---------       ---------      ---------       ---------
     Gross profit ...............................         16,699          23,950         31,900          47,670
General and administrative expenses .............         19,678          17,531         38,386          35,211
Merger, restructuring and related severance costs          3,700           1,718          3,700           1,828
                                                       ---------       ---------      ---------       ---------
     Income (loss) from operations ..............         (6,679)          4,701        (10,186)         10,631
Other income
     Interest income, net .......................            630             602          1,348           1,202
     Other (expense) income, net ................            (84)          3,875           (140)          3,897
                                                       ---------       ---------      ---------       ---------
          Income (loss) before taxes ............         (6,133)          9,178         (8,978)         15,730
Provision for income taxes ......................         (2,269)          2,288         (3,407)          5,106
                                                       ---------       ---------      ---------       ---------
         Net income (loss) ......................      $  (3,864)      $   6,890      $  (5,571)      $  10,624
                                                       =========       =========      =========       =========
Basic net income (loss) per share ...............          (0.16)           0.29          (0.23)           0.46
                                                       =========       =========      =========       =========
Diluted net income (loss) per share .............          (0.16)           0.29          (0.23)           0.44
                                                       =========       =========      =========       =========
Shares used in computing basic net income (loss).         24,293          23,363         24,189          22,974
     per share
Shares used in diluted net income (loss)
  per share .....................................         24,293          23,963         24,189          23,971

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                           JUNE 30,       JUNE 30,
                                                             2000           1999
                                                           --------       --------
Cash flows from operating activities:
     Net (loss) income ..............................      $ (5,571)      $ 10,624
     Adjustments to reconcile net income ............         5,185          3,248
     Change in assets and liabilities ...............       (12,854)       (18,681)
                                                           --------       --------
         Net cash used in operating activities ......       (13,240)        (4,809)
                                                           --------       --------
Cash flows from investing activities:
     Purchase of investments ........................        (2,525)         5,665
     Furniture, equipment, and leasehold improvements        (3,512)        (5,464)
     Acquisition of business, net of cash acquired ..        (2,883)        (2,027)
     Notes receivable stockholders ..................            69           (221)
                                                           --------       --------
         Net cash used in investing activities ......        (8,851)        (2,047)
                                                           --------       --------
Cash flows used in financing activities:
     Long-term debt .................................           (27)           (78)
     Proceeds from issuance of stock ................           430          4,530
                                                           --------       --------
         Net cash generated in financing activities .           403          4,452
                                                           --------       --------
Net increase (decrease) in cash and equivalents .....       (21,688)        (2,404)
Cash and equivalents at beginning of period .........        29,674         20,737
                                                           --------       --------
Cash and equivalents at end of period ...............      $  7,986       $ 18,333
                                                           ========       ========

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated balance sheets of First Consulting Group, Inc. (the "Company") at June 30, 2000 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended June 30, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at June 30, 2000 and the results of operations for the three month and six month periods ended June 30, 2000 and June 30, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10K.

2.       INVESTMENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $11.4 million in short term investments and $9.6 million in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities. Net unrealized gains and losses on investments were not material at June 30, 2000.


3.       NET INCOME PER SHARE

         The following represents a reconciliation of basic and diluted net income per share for the three month and six month periods ended June 30, 2000 and 1999, respectively (amounts rounded to thousands, except per share data):

                                          For the Three Months Ended               For the Three Months Ended
                                                 June 30, 2000                           June 30, 1999
                                      ---------------------------------        -----------------------------------
                                                    Weighted                                 Weighted
                                                     Average    Per share                     Average     Per share
                                        Loss         Shares      amount        Income         Shares        amount
                                      -------        ------      ------        ------         ------        -----
Basic EPS:
   Income (loss) available to
   common stockholders...........    $(3,864)        24,293      $(0.16)       $6,890         23,363        $0.29
Effect of dilutive options and
   warrants: ....................                                                                600
                                      -------        ------      ------        ------         ------        -----
Diluted EPS:
   Income (loss) available to
   common stockholders and assumed
   conversions...................     $(3,864)       24,293      $(0.16)       $6,890         23,963        $0.29
                                      =======        ======      ======        ======         ======        =====

                                           For the Six Months Ended                 For the Six Months Ended
                                                 June 30, 2000                           June 30, 1999
                                      -----------------------------------     -------------------------------------
                                                    Weighted                                 Weighted
                                                     Average    Per share                     Average     Per share
                                        Loss         Shares      amount        Income         Shares        amount
                                      -------        ------      ------       -------         ------        -----
Basic EPS:
   Income (loss) available to
   common stockholders...........    $(5,571)        24,189      $(0.23)      $10,624         22,974        $0.46
Effect of dilutive options and
   warrants: ....................                                                                997
                                      -------        ------      ------       -------         ------        -----
Diluted EPS:
   Income (loss) available to
   common stockholders and assumed
   conversions...................     $(5,571)       24,189      $(0.23)      $10,624         23,971        $0.44
                                      =======        ======      ======       =======         ======        =====

4.             DISCLOSURE OF SEGMENT INFORMATION

         The Company has the following four reportable segments: North America consulting, North America integration, Management Services, and European Healthcare. The consulting services consist of strategic planning, operations effectiveness, procurement and contracting, and general consulting. The integration services include implementation of packaged vendor software, design and development of comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout a client's organization. Management services consist of assessment/due diligence, program management, discrete outsourcing, and full IT outsourcing. European Healthcare primarily represents services provided in the United Kingdom and parts of continental Europe and includes a blend of consulting and integration services.

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

         The following is a summary of certain financial information by segment (in thousands):

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000:


                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN    MANAGEMENT
                                           CONSULTING       INTEGRATION      HEALTHCARE    SERVICES            TOTALS
                                          -------------    -------------     ----------   ----------          --------
Net revenues...........................       $10,328          $41,263          $1,246    $   10,830          $ 63,667

Cost of services.......................         8,702           28,153           1,486         8,627            46,968
                                          -------------    -------------     ----------   ----------          --------
Gross profit...........................       $ 1,626          $13,110       $    (240)    $   2,203            16,699

General & administrative............................................................................            19,678

Merger, restructuring, and severance costs..........................................................             3,700
                                                                                                            ----------
Loss from operations................................................................................        $   (6,679)
                                                                                                            ==========

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 1999:


                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN    MANAGEMENT
                                           CONSULTING       INTEGRATION      HEALTHCARE    SERVICES            TOTALS
                                          -------------    -------------     ----------   ----------          --------
Net revenues...........................       $12,518          $44,951          $2,134     $   1,316         $ 60,919

Cost of services.......................         8,490           25,429           2,165           885           36,929
                                          -------------    -------------     ----------   ----------          --------
Gross profit...........................       $ 4,028          $19,522         $   (31)     $    431           23,950

General & administrative............................................................................           17,531

Merger, restructuring, and severance costs..........................................................            1,718
                                                                                                            ---------
Income from operations..............................................................................        $   4,701
                                                                                                            =========


FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000:


                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN    MANAGEMENT
                                           CONSULTING       INTEGRATION      HEALTHCARE    SERVICES            TOTALS
                                          -------------    -------------     ----------   ----------          --------
Net revenues...........................       $22,405          $81,067          $2,836    $   20,866         $ 127,174

Cost of services.......................        17,989           57,075           2,998        17,212            95,274
                                          -------------    -------------     ----------   ----------          --------
Gross profit...........................       $ 4,416          $23,992       $    (162)     $  3,654            31,900

General & administrative............................................................................            38,386

Merger, restructuring, and severance costs..........................................................             3,700
                                                                                                           -----------
Loss from operations................................................................................       $   (10,186)
                                                                                                           ===========


FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999:


                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN    MANAGEMENT
                                           CONSULTING       INTEGRATION      HEALTHCARE    SERVICES            TOTALS
                                          -------------    -------------     ----------   ----------          --------
Net revenues...........................       $24,964          $88,402          $4,170    $    2,247         $ 119,783

Cost of services.......................        16,770           49,693           4,133         1,517            72,113
                                          -------------    -------------     ----------   ----------          --------
Gross profit...........................       $ 8,194          $38,709          $   37      $    730            47,670

General & administrative............................................................................            35,211

Merger, restructuring, and severance costs..........................................................             1,828
                                                                                                            ----------
Income from operations..............................................................................        $   10,631
                                                                                                            ==========

5.       COMPREHENSIVE INCOME

         For the quarter and six months ended June 30, 2000, comprehensive income is as follows (for the quarter and six months ended June 30, 1999, other comprehensive income items are not shown because they were not material):



For the three month period ended June 30, 2000:

Net Income (Loss)         Currency Translation Loss      Unrealized Gain On Investments       Comprehensive Income
-----------------         -------------------------      ------------------------------       --------------------
    ($3,864,000)                     ($530,000)                             $148,000               ($4,246,000)



For the 6 month period ended June 30,2000:

Net Income (Loss)         Currency Translation Loss      Unrealized Gain On Investments       Comprehensive Income
-----------------         -------------------------      ------------------------------       --------------------
      ($5,571,000)                   ($365,000)                             $194,000               ($5,742,000)


6.       ACQUISITION

         On May 24, 2000, the company created a new e-services company composed of the newly acquired web development & design business of Doghouse Productions, LLC and existing web expertise from FCG. Under terms of the agreement, FCG acquired certain assets of Doghouse Productions, LLC for approximately $6.9 million including a minority equity stake in the new e-service company. The acquisition was accounted for using the purchase method of accounting and the allocation of the purchase price is set forth below:


                  Consideration Paid                          $6,941,000
                  Fair Value of Tangible Assets                  181,000
                  Fair Value of Liabilities assumed               83,000
                  Goodwill.                                    6,759,000



         The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different from the final allocations.



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

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of June 30, 2000, approximately 61% or 1,231 of FCG's 2,020 employees are consultants. Another 383 employees form the firm's outsourcing business. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

FCG's effective tax rate has varied from period to period due to non-deductible losses from FCG's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP, merger related activities and certain nontaxable insurance proceeds.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         NET REVENUE. The Company's net revenue increased 4.5% to $63.7 million for the quarter ended June 30, 2000 from $60.9 million for the quarter ended June 30, 1999. This increase was primarily attributable to an increase in revenue from FCG's outsourcing business as well as increases in its pharmaceutical and health plan businesses, partly offset by a decline in FCG's health delivery sector.

         COST OF SERVICES. Cost of services increased 27.0% to $47.0 million for the quarter ended June 30, 2000 from $37.0 million for the quarter ended June 30, 1999. The increase was primarily attributable to an increase in outsourcing staff. Cost of services as a percentage of revenue increased to 73.8% for the quarter ended June 30, 2000 from 60.7% for the quarter ended June 30, 1999. This increase was due to lower utilization and lower pricing in the health delivery sector and to some degree in the health plan sector, and the lower margins received in the outsourcing sector, where FCG experienced high revenue growth.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 12.2% to $19.7 million for the quarter ended June 30, 2000 from $17.5 million for the quarter ended June 30, 1999 due to costs associated with FCG's increased outsourcing business and the formation of FCG Doghouse, FCG's new e-services business. General and administrative expenses as a percentage of revenue increased from 28.8% for the quarter ended June 30, 1999 to 30.9% for the quarter ended June 30, 2000.

         MERGER, RESTRUCTURING, AND SEVERANCE COSTS. Merger, restructuring, and severance costs were $3.7 million for the quarter ended June 30, 2000 compared to $1.7 million for the quarter ended June 30, 1999. Merger, restructuring, and severance costs for the quarter ended June 30, 2000 consisted primarily of severance costs related to a reduction in the U.S. workforce, and a $1.5 million impairment of goodwill associated with FCG's announced plan to dispose of its European healthcare consulting practice. Merger, restructuring, and severance costs for the quarter ended June 30, 1999 consisted primarily of costs related to the integration of acquired companies.

         INTEREST INCOME, NET. Interest income, net of interest expense, remained constant at approximately $0.6 million for the quarter ended
June 30, 2000 compared to the quarter ended June 30, 1999. Interest income net of interest expense as a percentage of revenue remained consistent at 1.0% for both quarters.

         OTHER INCOME (EXPENSE). Other expense of $0.1 million for the quarter ended June 30, 2000 compared to other income of $3.9 million for the quarter ended June 30, 1999. The other income in the prior year consisted primarily of the net proceeds from a life insurance policy for former Chairman James Reep, who passed away in April 1999.

         INCOME TAXES. The benefit for income taxes of 37.0% in the quarter ended June 30, 2000 compared to the provision of 24.9% reported for the quarter ended June 30, 1999. The provision in the prior year was unusually low because of the nontaxable life insurance proceeds discussed in Other Income (Expense).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         NET REVENUE. The Company's net revenue increased 6.2% to $127.2 million for the six months ended June 30, 2000 from $119.8 million for the six months ended June 30, 1999. This increase was primarily attributable to an increase in revenue from FCG's outsourcing business, partly offset by a decline in the health delivery sector.

         COST OF SERVICES. Cost of services increased 32.1% to $95.3 million for the six months ended June 30, 2000 from $72.1 million for the six months ended June 30, 1999. The increase was primarily attributable to an increase in the outsourcing staff. Cost of services as a percentage of revenue increased to 74.9% for the six months ended June 30, 2000 from 60.2% for the six months ended June 30, 1999. This increase was due to lower utilization and lower pricing in the health delivery sector and to some degree in the health plan sector, and the lower margins received in the outsourcing sector where FCG experienced high revenue growth .

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 9.0% to $38.4 million for the six months ended June 30, 2000 from $35.2 million for the six months ended June 30, 1999. General and administrative expenses as a percentage of revenue increased from 29.4% for the six months ended June 30, 1999 to 30.2% for the six months ended June 30, 2000 primarily due to costs associated with FCG's increased outsourcing business.

         MERGER, RESTRUCTURING, AND SEVERANCE COSTS. Merger, restructuring, and severance costs were $3.7 million for the six months ended June 30, 2000 compared to $1.8 million for the six months ended June 30, 1999. Merger, restructuring, and severance costs for the six months ended June 30, 2000 consisted primarily of severance costs related to a reduction in the U.S. workforce, and a $1.5 million impairment of goodwill associated with FCG's announced plan to dispose of its European healthcare consulting practice. Merger, restructuring, and severance costs for the six months ended June 30, 1999 consisted primarily of costs related to the integration of acquired companies.

         INTEREST INCOME, NET. Interest income, net of interest expense, increased to $1.3 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999. Interest income net of interest expense as a percentage of revenue increased slightly from 1.0% of revenue to 1.1% of revenue.

         OTHER INCOME (EXPENSE). Other expense of $0.1 million for the six months ended June 30, 2000 compared to other income of $3.9 million for the six months ended June 30, 1999. The other income in the prior year consisted primarily of the net proceeds from a life insurance policy for former Chairman James Reep, who passed away in April 1999.

         INCOME TAXES. The benefit for income taxes of 38.0% in the six months ended June 30, 2000 compared to the provision of 32.5% reported for the six months ended June 30, 1999. The provision in the prior year was unusually low because of the nontaxable life insurance proceeds discussed in Other Income (Expense).

LIQUIDITY AND CAPITAL RESOURCES

         During the six month period ended June 30, 2000, the Company used cash flow from operations of $13.2 million, principally to fund operating losses, a long-term contract receivable on a major outsourcing contract, and an increase in accounts receivable work in process. During the six month period ended June 30, 2000, the Company used cash flow of approximately $3.5 million to purchase property and equipment, including computer and related equipment and office. Depreciation and amortization expense for the six-month period ended June 30, 2000 was approximately $3.4 million. At June 30, 2000, the Company had working capital of $62.4 million. At December 31, 1999, the Company had working capital of $72.0 million. Working capital decreased primarily due to a decline in cash resulting from funding the company's operating loss, FCG's asset acquisition and investment transaction with Doghouse Productions, LLC and the long-term contract receivable on a major outsourcing contract.

         The Company's revolving line of credit, which allowed the Company to borrow up to $9.0 million at an interest rate of the prevailing prime rate, expired on May 1, 2000. There was no outstanding balance under the line of credit at that time. The Company is in the process of negotiating a new line of credit.

         Management believes that existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. FCG's cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise. At June 30, 2000, part of the Company's proceeds from its initial public offering in February 1998 had been used to fund operations and receivables, while the remaining proceeds were retained as cash or investments.

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

         During the quarter ended June 30, 2000, the Company issued an aggregate of 360,715 shares (the "Shares") of Common Stock to certain of its vice presidents (the "Purchasing Vice Presidents") pursuant to the 1994 Plan. The Purchasing Vice Presidents paid an aggregate of $2,467,000 in consideration of the Shares. The Shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

FCG held its 2000 Annual Meeting of Stockholders on June 19, 2000. The stockholders elected the Board's nominees as directors to serve three-year terms expiring at the 2003 Annual Meeting of Stockholders by the votes indicated:

         Nominee                  Votes in Favor            Votes Against              Abstentions
         -------                  --------------            -------------              -----------
         Donald R. Caldwell         16,729,961                  916,299                     0
         Stanley R. Nelson          16,716,339                  929,921                     0
         Luther Nussbaum            16,421,282                1,224,979                     0
         Jack O. Vance              16,727,201                  919,060                     0

The Stockholders approved FCG's 2000 Associate Stock Purchase Plan and the issuance of up to 500,000 shares of FCG common stock under such plan with 15,398,604 votes cast in favor, 729,686 votes cast against and 41,309 votes abstaining from the proposal.

The Stockholders approved amendment of FCG's 1997 Equity Incentive Plan to increase the number of shares of FCG common stock reserved for issuance under that plan by 1,000,000 shares, from 3,500,000 shares to 4,500,000 shares, with 11,121,737 votes cast in favor, 5,001,737 votes cast against and 46,124 votes abstaining from the proposal.

The Stockholders also ratified FCG's selection of Grant Thornton LLP as FCG's independent auditors for the year ending December 31, 2000, with 17,594,789 votes cast in favor, 31,788 votes cast against and 19,681 votes abstaining from the proposal.

ITEM 5. OTHER INFORMATION.
 None.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (A) EXHIBITS

                ITEM                                              DESCRIPTION
            -------------        ---------------------------------------------------------------------------
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

                                  FIRST CONSULTING GROUP, INC.

Date:  August 11, 2000            /s/ LUTHER J. NUSSBAUM
                                  ---------------------------------------------
                                  Luther J. Nussbaum
                                  Chairman and Chief Executive Officer

Date:  August 11, 2000            /s/ WALTER J. MCBRIDE
                                  ---------------------------------------------
                                  Walter J. McBride
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)

                                  EXHIBIT INDEX

                ITEM                                              DESCRIPTION
            -------------        ---------------------------------------------------------------------------
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