Form 10-Q
period 2000-09-30
FIRST CONSULTING GROUP INC
filed 2000-11-14
CIK 1049758

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           --------------------------

                                    FORM 10-Q
(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-23651

                           --------------------------

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

                           --------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 COMMON STOCK, $.001 PAR VALUE                    24,874,705 SHARES
 -----------------------------            ----------------------------------
            (Class)                       (Outstanding at November 1, 2000)

                          FIRST CONSULTING GROUP, INC.
                                TABLE OF CONTENTS

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
COVER PAGE........................................................................................................1

TABLE OF CONTENTS.................................................................................................2

Part I.   Financial Information...................................................................................3

              Item 1.      Financial Statements and Notes (Unaudited).............................................3

                           Consolidated Balance Sheets as of September 30, 2000 and
                           December 31, 1999......................................................................3

                           Consolidated Statements of Operations for the three month periods ended September 30,
                           2000 and September 30, 1999 and for the nine month periods ended September 30, 2000 and September 30, 1999.................................................................5

                           Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and September 30, 1999..........................6

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

Exhibit Index....................................................................................................18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES (UNAUDITED).

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                      2000                 1999
                                                                                 -------------         ------------
                                                                                  (UNAUDITED)
                                    ASSETS
Current assets
     Cash and cash equivalents ............................................         $ 11,748             $ 29,674
     Short-term investments ...............................................           15,194                3,726
     Accounts receivable, less allowance of  $2,561 and $2,064 as of
       September 30, 2000 and December 31, 1999, respectively..............           35,433               42,315
     Work in process.......................................................           21,760               15,737
     Prepaid expenses and other current assets.............................            2,385                2,562
     Income taxes receivable...............................................            6,739                   --
                                                                                 -------------         ------------
         Total current assets..............................................           93,259               94,014
Notes receivable-stockholders .............................................            1,968                1,888
Long-term investments......................................................            5,242               17,096
Property and equipment
     Furniture, equipment, and leasehold improvements......................            7,766                7,550
     Information systems equipment.........................................           28,281               24,723
                                                                                 -------------         ------------
                                                                                      36,047               32,273
Less accumulated depreciation and amortization.............................           21,215               17,283
                                                                                 -------------         ------------
                                                                                      14,832               14,990
Other assets
     Executive benefit trust ..............................................            7,406                6,832
     Long term contract receivable ........................................            8,921                   --
     Deferred income taxes.................................................            2,114                2,105
     Goodwill, net.........................................................           10,547                6,478
     Other.................................................................              519                  658
                                                                                 -------------         ------------
                                                                                      29,507               16,073
                                                                                 -------------         ------------
         Total assets......................................................        $ 144,808            $ 144,061
                                                                                 =============         ============

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                      2000                 1999
                                                                                 -------------         ------------
                                                                                  (UNAUDITED)
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Current portion of long-term debt ....................................          $   54               $   54
     Accounts payable......................................................           2,581                  874
     Accrued liabilities...................................................          14,996                6,516
     Accrued vacation......................................................           5,801                4,668
     Accrued bonuses.......................................................           1,586                4,432
     Deferred revenue......................................................             242                  722
     Customer advances.....................................................           4,307                2,592
     Income taxes payable..................................................              --                2,180
     Deferred income taxes.................................................              11                   11
                                                                                 -------------         ------------
         Total current liabilities.........................................          29,578               22,049
Non-current liabilities
     Long-term debt, net of current portion................................             105                  146
     Supplemental executive retirement plan................................           7,040                6,959
     Minority interest.....................................................           2,244                   --
                                                                                 -------------         ------------
         Total non-current liabilities.....................................           9,389                7,105
Commitments and contingencies..............................................              --                   --
Stockholders' equity
     Preferred Stock, $.001 par value; 10,000,000 shares authorized, no
       shares issued and outstanding.......................................              --                   --
     Common Stock, $.001 par value; 50,000,000 shares authorized, 24,874,705 shares issued and outstanding at September 30, 2000 and 23,943,092
       shares issued and outstanding at December 31, 1999..................              24                   24
     Additional paid-in capital............................................         107,705               99,993
     Retained earnings.....................................................          24,908               36,657
     Deferred compensation-stock incentive agreements......................         (5,819)              (5,495)
     Notes receivable-stockholders.........................................        (20,008)             (16,197)
     Accumulated other comprehensive income................................           (969)                 (75)
                                                                                 -------------         ------------
         Total stockholders' equity........................................         105,841              114,907
                                                                                 -------------         ------------
         Total liabilities and stockholders' equity........................        $144,808             $144,061
                                                                                 =============         ============

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended                Nine Months Ended
                                                             September 30                     September 30
                                                        ------------------------         -------------------------
                                                         2000             1999             2000             1999
                                                        -------          -------         --------         --------
Net revenue............................................ $60,011          $61,411         $187,185         $181,194
Cost of services.......................................  45,883           37,697          141,157          109,810
                                                        -------          -------         --------         --------
     Gross profit......................................  14,128           23,714           46,028           71,384
General and administrative expenses....................  19,538           17,061           57,924           52,272
Merger, restructuring and related severance costs......   5,500            -----            9,200            1,828
                                                        -------          -------         --------         --------
     Income (loss) from operations....................  (10,910)           6,653         (21,096)           17,284
Other income
     Interest income, net.............................      492              654            1,840            1,856
     Other (expense) income, net......................    (186)               19            (326)            3,916
                                                        -------          -------         --------         --------
          Income (loss) before taxes.................. (10,604)            7,326         (19,582)           23,056
Provision for income taxes............................  (4,426)            2,789          (7,833)            7,895
                                                        -------          -------         --------         --------
         Net income (loss)............................$ (6,178)          $ 4,537       $ (11,749)         $ 15,161
                                                        =======          =======         ========         ========
Basic net income (loss) per share.....................   (0.25)             0.19           (0.48)             0.65
                                                        =======          =======         ========         ========
Diluted net income (loss) per share...................   (0.25)             0.19           (0.48)             0.63
                                                        =======          =======         ========         ========
Shares used in computing basic net income
     (loss) per share ................................   24,922           23,746           24,433           23,234
Shares  used  in   computing   diluted  net  income
     (loss) per share ................................   24,922           24,416           24,433           24,120

                             See accompanying notes.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                 ----------------------------------
                                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                                      2000                 1999
                                                                                 -------------        -------------
Cash flows from operating activities:
     Net (loss) income.....................................................        $  (11,749)            $ 15,161
     Adjustments to reconcile net income...................................             7,193                1,741
     Change in assets and liabilities......................................            (7,443)             (12,515)
                                                                                 -------------        -------------
         Net cash used in operating activities.............................           (11,999)               4,387
                                                                                 -------------        -------------
Cash flows from investing activities:......................................
     Purchase of investments...............................................                                  9,905
                                                                                          187
     Furniture, equipment, and leasehold improvements......................            (4,640)              (8,085)
     Acquisition of business, net of cash acquired.........................            (2,883)              (2,027)
     Notes receivable stockholders.........................................                --                 (221)
                                                                                 -------------        -------------
         Net cash used in investing activities.............................            (7,336)                (428)
                                                                                 -------------        -------------
Cash flows used in financing activities:
     Long-term debt........................................................               (41)                 (92)
     Proceeds from issuance of stock.......................................             1,451                5,754
                                                                                 -------------        -------------
         Net cash generated in financing activities........................             1,410                5,662
                                                                                 -------------        -------------
Net increase (decrease) in cash and equivalents............................           (17,925)               9,621
Cash and equivalents at beginning of period................................            29,674               20,737
                                                                                 -------------        -------------
Cash and equivalents at end of period......................................           $11,748              $30,358
                                                                                 =============        =============

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

         The consolidated balance sheet of First Consulting Group, Inc. (the "Company") at September 30, 2000 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended September 30, 2000 and 1999 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 30, 2000 and the results of operations for the three month and nine month periods ended September 30, 2000 and September 30, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10K.

2.       INVESTMENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $15.2 million in short term investments and $5.2 million in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities. Net unrealized gains and losses on investments were not material at September 30, 2000.


3.       NET INCOME PER SHARE

         The following represents a reconciliation of basic and diluted net income per share for the three month and nine month periods ended September 30, 2000 and 1999, respectively (amounts rounded to thousands, except per share data):

                                              Three Months Ended                       Three Months Ended
                                              September 30, 2000                       September 30, 1999
                                     ------------------------------------      -----------------------------------
                                                   Weighted                                 Weighted
                                                    Average     Per share                   Average      Per share
                                        Loss        Shares        amount       Income        Shares        amount
                                     ---------      ------      ---------      ------       --------       -------
Basic EPS:
   Income (loss) available to
   common stockholders...........    $(6,178)        24,922      $(0.25)       $4,537         23,746        $0.19
Effect of dilutive options and
   warrants......................                                                                670
                                     ---------      -------     ---------      ------       --------       -------
Diluted EPS:
   Income (loss) available to
   common stockholders and assumed
   conversions...................     $(6,178)       24,922      $(0.25)       $4,537         24,416        $0.19
                                     =========      =======     =========      ======       ========       =======

                                               Nine Months Ended                       Nine Months Ended
                                              September 30, 2000                       September 30, 1999
                                     ------------------------------------      -----------------------------------
                                                   Weighted                                 Weighted
                                                    Average     Per share                   Average      Per share
                                        Loss        Shares        amount       Income        Shares        amount
                                     ---------      ------      ---------      ------       --------       -------
Basic EPS:
   Income (loss) available to
   common stockholders...........    $(11,749)       24,433      $(0.48)      $15,161         23,234        $0.65
Effect of dilutive options and
   warrants......................                                                                886
                                     ---------      -------     ---------      ------       --------       -------
Diluted EPS:
   Income (loss) available to
   common stockholders and assumed
   conversions...................     $(11,749)      24,433      $(0.48)      $15,161         24,120        $0.63
                                     =========      =======     =========      ======       ========       =======

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

         The following is a summary of certain financial information by segment (in thousands):

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2000:

                                          NORTH AMERICA    NORTH AMERICA    EUROPEAN        MANAGEMENT
                                           CONSULTING       INTEGRATION     HEALTHCARE       SERVICES     TOTALS
                                          ------------     -------------    ----------      ----------    ---------
Net revenues...........................        $8,899          $40,460         $   636       $10,016       $ 60,011

Cost of services.......................         6,731           30,109           1,097         7,946         45,883
                                          ------------     -------------    ----------      ----------    ---------
Gross profit...........................       $ 2,168          $10,351          $ (461)    $   2,070         14,128

General & administrative............................................................................         19,538

Merger, restructuring, and severance costs..........................................................          5,500
                                                                                                          ---------
Loss from operations................................................................................       $(10,910)
                                                                                                          =========

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 1999:

                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN      MANAGEMENT
                                           CONSULTING       INTEGRATION      HEALTHCARE      SERVICES     TOTALS
                                          ------------     -------------    ----------      -----------  -------
Net revenues...........................       $13,074          $45,011          $2,091     $   1,235      $61,411
Cost of services.......................         8,152           26,262           2,150         1,133       37,697
                                          ------------     -------------    ----------      ----------    -------
Gross profit...........................       $ 4,922          $18,749         $   (59)     $    102       23,714
General & administrative............................................................................       17,061
Merger, restructuring, and severance costs..........................................................           --
                                                                                                           ------
Income from operations..............................................................................       $6,653
                                                                                                           ======

NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2000:

                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN      MANAGEMENT
                                           CONSULTING       INTEGRATION      HEALTHCARE      SERVICES     TOTALS
                                         --------------    -------------     ----------     ----------    --------
Net revenues...........................       $31,304         $121,527          $3,472      $ 30,882      $187,185
Cost of services.......................        24,720           87,184           4,095        25,158       141,157
                                         --------------    -------------     ----------     ----------    --------
Gross profit...........................        $6,584          $34,343       $    (623)      $ 5,724        46,028
General & administrative............................................................................        57,924
Merger, restructuring, and severance costs..........................................................         9,200
                                                                                                          --------
Loss from operations................................................................................      $(21,096)
                                                                                                          ========

NINE MONTHS PERIOD ENDED SEPTEMBER 30, 1999:

                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN      MANAGEMENT
                                           CONSULTING       INTEGRATION      HEALTHCARE      SERVICES     TOTALS
                                         --------------    -------------     ----------     ----------   ---------
Net revenues...........................       $38,038         $133,413          $6,261    $    3,482     $ 181,194
Cost of services.......................        24,922           75,955           6,283         2,650       109,810
                                         --------------    -------------     ----------     ----------   ---------
Gross profit...........................      $ 13,116          $57,458         $   (22)     $    832        71,384
General & administrative............................................................................        52,272
Merger, restructuring, and severance costs..........................................................         1,828
                                                                                                         ---------
Income from operations..............................................................................     $  17,284
                                                                                                         =========

5.        COMPREHENSIVE INCOME

            For the three and nine month periods ended September 30, 2000, comprehensive income is as follows (for the three and nine month periods ended September 30, 1999, other comprehensive income items are not shown because they were not material):

Three months period ended September 30, 2000:

                                                   UNREALIZED GAIN ON
        NET LOSS      CURRENCY TRANSLATION LOSS    INVESTMENTS        COMPREHENSIVE LOSS
        --------      -------------------------    -----------        ------------------
      ($6,178,000)           ($711,000)               $27,000             ($6,862,000)


Nine months period ended September 30,2000:

                                                   UNREALIZED GAIN ON
        NET LOSS      CURRENCY TRANSLATION LOSS    INVESTMENTS        COMPREHENSIVE LOSS
        --------      -------------------------    -----------        ------------------
     ($11,749,000)          ($1,076,000)             $221,000            ($12,604,000)


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


                  Consideration Paid                          $6,941,000
                  Fair Value of Tangible Assets                  181,000
                  Fair Value of Liabilities assumed               83,000
                  Goodwill                                     6,759,000


          The estimated fair market values reflected above are based on preliminary estimates and assumptions and are subject to revision. In management's opinion, the preliminary allocations are not expected to be materially different from the final allocations.

7.        VICE PRESIDENT STOCK LOANS

          Under the Company's 1994 Restricted Stock Plan (the "1994 Plan"), the Company has required that each vice president of the Company purchase and hold a minimum number of shares of common stock of the Company. The Company sold shares of common stock to each vice president, with the vice president signing a promissory note for the purchase price of the shares. Each promissory note is secured by the common stock purchased by the vice president and is repaid principally through annual bonuses. Primarily due to personnel separations during 2000 and the decline in the Company's stock price, the Company has a number of former vice presidents who owe the Company amounts on their stock loans in excess of the value of the shares securing those loans. As of November 1, 2000, these former vice presidents owed $6,455,000 in loans, secured by $3,049,000 of the Company stock. The Company has agreed with most of the former vice presidents to extend the repayment date for these loans; however, the Company cannot provide any assurance as to whether the Company will be able to collect on all amounts owed by these former vice presidents, or that the Company will be able to collect on all amounts owed by any current vice presidents whose employment with the Company is later terminated. Since the sales were cashless transactions and the shares are the collateral for the loans, the Company has accounted for all such loans on its balance sheet as an offset to the stockholders' equity created by the related sale of the shares.

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

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of September 30, 2000, approximately 61% or 1,182 of FCG's 1,942 employees are consultants. Another

372 employees form the firm's outsourcing business. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

FCG's effective tax rate has varied from period to period due to non-deductible losses from FCG's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP, merger related activities and certain nontaxable insurance proceeds.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         NET REVENUE. The Company's net revenue decreased 2.3% to $60.0 million for the quarter ended September 30, 2000 from $61.4 million for the quarter ended September 30, 1999. This decrease was primarily attributable to a decline in FCG's health delivery sector due to financial pressures affecting clients in the sector as well as the unusually high level of activity in that sector in 1999 preparing for Y2K.

         COST OF SERVICES. Cost of services increased 21.7% to $45.9 million for the quarter ended September 30, 2000 from $37.7 million for the quarter ended September 30, 1999. The increase was primarily attributable to an increase in outsourcing staff. Cost of services as a percentage of revenue increased to 76.5% for the quarter ended September 30, 2000 from 61.4% for the quarter ended September 30, 1999. This increase was due to lower utilization and lower pricing in the health delivery sector and to some degree in the health plan sector, lower margins received in the outsourcing sector, where FCG experienced high revenue growth, and the restructuring of a significant web development engagement for a healthcare internet start-up.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 14.5% to $19.5 million for the quarter ended September 30, 2000 from $17.1 million for the quarter ended September 30, 1999 due to costs associated with FCG's increased outsourcing business and the formation of FCG Doghouse, FCG's new e-services business. Additionally, FCG incurred a one-time charge of $0.6 million during the quarter related to the failure of a vendor to deliver on certain prepaid services. General and administrative expenses as a percentage of revenue increased from 27.8% for the quarter ended September 30, 1999 to 32.6% for the quarter ended September 30, 2000 as a result of these cost increases and the lower revenue level.

         MERGER, RESTRUCTURING, AND SEVERANCE COSTS. Merger, restructuring, and severance costs were $5.5 million for the quarter ended September 30, 2000 while there were no such costs for the quarter ended September 30, 1999. Merger, restructuring, and severance costs for the quarter ended September 30, 2000 consisted of costs associated with separating approximately sixty employees, consolidating and resizing selected offices, and closing the European healthcare operations.

         INTEREST INCOME, NET. Interest income, net of interest expense declined slightly to approximately $0.5 million for the quarter ended September 30, 2000 compared to $0.7 million for the quarter ended September 30, 1999 due to FCG's lower level of cash and investments. Interest income net of interest expense as a percentage of revenue declined from 1.1% to 0.8%.

         OTHER INCOME (EXPENSE). Other expense increased to $186,000 for the quarter ended September 30, 2000 compared to other income of $19,000 for the quarter ended September 30, 1999.

         INCOME TAXES. The benefit for income taxes of 41.7% in the quarter ended September 30, 2000 compared to the provision of 38.1% reported for the quarter ended September 30, 1999 due to varying levels of non-deductible items.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         NET REVENUE. The Company's net revenue increased 3.3% to $187.2 million for the nine months ended September 30, 2000 from $181.2 million for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in revenue from FCG's outsourcing business, partly offset by a decline in the health delivery sector.

         COST OF SERVICES. Cost of services increased 28.6% to $141.2 million for the nine months ended September 30, 2000 from $109.8 million for the nine months ended September 30, 1999. The increase was primarily attributable to an increase in outsourcing staff. Cost of services as a percentage of revenue increased to 75.4% for the nine months ended September 30, 2000 from 60.6% for the nine months ended September 30, 1999. This increase was primarily due to lower utilization and lower pricing in the health delivery sector and to some degree in the health plan sector, and the lower margins received in the outsourcing sector where FCG experienced high revenue growth.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 10.8% to $57.9 million for the nine months ended September 30, 2000 from $52.3 million for the nine months ended September 30, 1999. General and administrative expenses as a percentage of revenue increased from 28.9% for the nine months ended September 30, 1999 to 30.9% for the nine months ended September 30, 2000 primarily due to costs associated with FCG's increased outsourcing business and the formation of Doghouse, FCG's new e-services business.

         MERGER, RESTRUCTURING, AND SEVERANCE COSTS. Merger, restructuring, and severance costs were $9.2 million for the nine months ended September 30, 2000 compared to $1.8 million for the nine months ended September 30, 1999. Merger, restructuring, and severance costs for the nine months ended September 30, 2000 consisted primarily of severance costs related to a reduction in the U.S. workforce, costs for consolidating and resizing selected offices and costs associated with the closing of the European healthcare operations. Merger, restructuring, and severance costs for the nine months ended September 30, 1999 consisted primarily of costs related to the integration of acquired companies.

         INTEREST INCOME, NET. Interest income, net of interest expense, remained consistent at $1.8 million for the nine months ended September 30, 2000 compared to $1.9 million for the nine months ended September 30, 1999. Interest income net of interest expense as a percentage of revenue remained constant at 1.0%.

         OTHER INCOME (EXPENSE). Other expense of $0.3 million for the nine months ended September 30, 2000 compared to other income of $3.9 million for the nine months ended September 30, 1999. The other income in the prior year consisted primarily of the net proceeds from a life insurance policy for former Chairman James Reep, who passed away in April 1999.

         INCOME TAXES. The benefit for income taxes of 40.0% in the nine months ended September 30, 2000 compared to the provision of 34.2% reported for the nine months ended September 30, 1999. The provision in the prior year was unusually low because of the nontaxable life insurance proceeds discussed in Other Income (Expense).

LIQUIDITY AND CAPITAL RESOURCES

         During the nine month period ended September 30, 2000, the Company used cash flow from operations of $12.0 million, principally to fund operating losses and a long-term contract receivable on a major outsourcing contract. During the nine month period ended September 30, 2000, the Company used cash flow of approximately $4.6 million to purchase property and equipment, including computer and related equipment and office. Depreciation and amortization expense for the nine-month period ended September 30, 2000 was approximately $5.4 million. At September 30, 2000, the Company had working capital of $63.7 million. At December 31, 1999, the Company had working capital of $72.0 million. Working capital decreased primarily due to a decline in cash resulting from funding the company's operating loss, FCG's asset acquisition and investment transaction with Doghouse Productions, LLC and the long-term contract receivable on a major outsourcing contract.

         The Company's revolving line of credit, which allowed the Company to borrow up to $9.0 million at an interest rate of the prevailing prime rate, expired on May 1, 2000. There was no outstanding balance under the line of credit at that time. The Company is in the process of negotiating a new line of credit.

         Management believes that existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. FCG's cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise. At September 30, 2000, part of the Company's proceeds from its initial public offering in February 1998 had been used to fund operations and receivables, while the remaining proceeds were retained as cash or investments.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company is subject to claims and charges from time to time in the ordinary course of business, none of which is anticipated to have a material adverse effect on the Company's business, finances, or operations.

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

         During the quarter ended September 30, 2000, the Company issued an aggregate of 96,416 shares (the "Shares") of Common Stock to certain of its vice presidents (the "Purchasing Vice Presidents") pursuant to the 1994 Plan. The Purchasing Vice Presidents paid an aggregate of $619,000 in consideration of the Shares. The Shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.


ITEM 5. OTHER INFORMATION.

           None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

           (A) EXHIBITS

                ITEM                                       DESCRIPTION
              --------    ---------------------------------------------------------------------------
                3.1(1)    Certificate of Incorporation of the Company.
                3.2(2)    Certificate of Designation of Series A Junior Participating Preferred Stock
                3.3(3)    Bylaws of the Company.
                4.1(4)    Specimen Common Stock Certificate.
               11.1(5)    Statement of computation of per share earnings.
               27.1       Financial Data Schedule.

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

                               FIRST CONSULTING GROUP, INC.

Date:  November 13, 2000       LUTHER J. NUSSBAUM
                               ------------------------------------------------
                               Luther J. Nussbaum
                               Chairman and Chief Executive Officer

Date:  November 13, 2000       WALTER J. MCBRIDE
                               ------------------------------------------------
                               Walter J. McBride
                               Executive Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)

                                  EXHIBIT INDEX

  ITEM                                         DESCRIPTION
--------    ---------------------------------------------------------------------------
  3.1(1)    Certificate of Incorporation of the Company.
  3.2(2)    Certificate of Designation of Series A Junior Participating Preferred Stock
  3.3(3)    Bylaws of the Company.
  4.1(4)    Specimen Common Stock Certificate.
 11.1(5)    Statement of computation of per share earnings.
 27.1       Financial Data Schedule.

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