Form 10-K405
period 2000-12-31
FIRST CONSULTING GROUP INC
filed 2001-04-02
CIK 1049758

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                             ----------------------

                                    FORM 10-K

(Mark One)
  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       or

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO ______

                        COMMISSION FILE NUMBER: 333-41121

                          FIRST CONSULTING GROUP, INC.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                  95-3539020
     --------------------                  --------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

        111 W. OCEAN BOULEVARD, 4TH FLOOR, LONG BEACH, CALIFORNIA 90802
         -------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                               (562) 624-5200
         -------------------------------------------------------------
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of the Act:

          NONE                                       NONE
 ---------------------             -------------------------------------------
 (Title of each class)             (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
         -------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's stock held by non-affiliates of the Registrant at March 1, 2001 was approximately $130,830,824 based on the closing price of such common equity on such date.

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date.

 COMMON STOCK, $.001 PAR VALUE                            23,510,455
-------------------------------                -------------------------------
            (Class)                            (Outstanding at March 1, 2001)

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates by reference information that will be filed with the Securities and Exchange Commission by May 1, 2001, either as part of Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

PART I                                                                                                                1
-----------------------------------------------------------------------------------------------------------------------
           ITEM 1.   BUSINESS.........................................................................................1
                     o   General......................................................................................1
                     o   Clients and Services.........................................................................1
                     o   Service Delivery.............................................................................7
                     o   Sales and Marketing..........................................................................8
                     o   Research and Practice Support................................................................8
                     o   International Operations.....................................................................9
                     o   Competition..................................................................................9
                     o   Limited Protection of Proprietary Information and Procedures................................10
                     o   Employees...................................................................................11
                     o   First Ventures..............................................................................11
                     o   Vendor Relationships........................................................................11
                     o   Risks Relating to the Business of FCG.......................................................12
           ITEM 2.   PROPERTIES......................................................................................21
           ITEM 3.   LEGAL PROCEEDINGS...............................................................................21
           ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................21

PART II                                                                                                              22
------------------------------------------------------------------------------------------------------------------------
           ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS............................22
           ITEM 6.   SELECTED FINANCIAL DATA.........................................................................23
           ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION............24
                     o   Overview....................................................................................24
                     o   Comparison of the Years Ended December 31, 2000 and 1999....................................25
                     o   Comparison of the Years Ended December 31, 1999 and 1998....................................26
                     o   Quarterly Financial Results.................................................................27
                     o   Liquidity and Capital Resources.............................................................30
           ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......................................31
           ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................31
           ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............31


PART III                                                                                                             32
------------------------------------------------------------------------------------------------------------------------
           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..................................................32
           ITEM 11.  EXECUTIVE COMPENSATION..........................................................................32
           ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................32
           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................32


PART IV                                                                                                              33
------------------------------------------------------------------------------------------------------------------------
           ITEM 14.  EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K................................33

                                     PART I

ITEM 1.  BUSINESS

GENERAL

First Consulting Group, Inc. ("FCG" or the "Company") provides information-based consulting, integration, and management services primarily for the health related industries in North America and Europe. FCG's services are designed to increase its clients' operations effectiveness through reduced cost, improved customer service, enhanced quality of patient care and more rapid introduction of new pharmaceutical compounds. FCG is focused on transforming the health-related industries. FCG applies deep industry knowledge and operations improvement skills combined with advanced information technologies, including the Internet, to make substantial improvements in healthcare delivery, healthcare financing and administration, health maintenance and drug research and development. Through its services, FCG offers industry-specific expertise to objectively evaluate, select, develop, implement and manage information systems, networks and applications. The Company provides its services primarily to healthcare delivery organizations, health plans, government healthcare organizations, and pharmaceutical and life sciences organizations, with a growing presence in other industries via web and infrastructure services. FCG has over 1,800 professionals serving North America and Europe. FCG's consultants possess extensive expertise in financial, administrative and clinical processes, information technologies and applications. FCG provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services across its principal services of consulting, integration, and management (including outsourcing). FCG's consulting professionals are supported by internal research and a centralized information system that provides real-time access to current industry information and project methodologies, experiences, models and tools. FCG believes that its success is attributable to its strong relationships with industry leading clients, its industry and technical expertise, its professional environment that fosters employee recruitment and retention, and the depth and breadth of its services.

CLIENTS AND SERVICES

In 2000, FCG provided services to clients primarily in the healthcare, pharmaceutical and life sciences industries in North America and Europe.
FCG's clients include leading integrated delivery networks (IDNs), health plans, acute care centers, academic medical centers, physician organizations, governmental agencies, pharmaceutical companies, biotech companies and other organizations. The Company has worked for many of the largest and most prestigious clients in its target segments, including all of the leading pharmaceutical companies as listed in Fortune's Global 500, 15 of the top 20 managed care firms, 20 of the top 25 IDNs, and the 2 largest U.S government healthcare IDNs. The Company's revenue mix from its major clients in 2000 was:

o Health Delivery Organizations (hospitals, integrated delivery networks, academic medical centers, clinics, physician organizations, associations - 44% (includes outsourcing clients)
o        Pharmaceutical, Biotech and other life sciences related organizations -
         27%
o Health Plans (Blue Cross Blue Shield organizations, Insurance Companies, Specialty Physician Organizations, Regional and National
         HMOs) - 21%
o U.S. Federal Government Healthcare Agencies (e.g. Department of Defense, Department of Health and Human Services, and Department of Veterans Affairs) - 3%
o        Other industries - 5%

During 2000, the Company increased its efforts to pursue business in industries outside of the health related industries, including financial services, aerospace, automotive, technology and others. The Company is pursuing engagements that utilize its particular strengths in Internet, infrastructure, system development and document management technologies. FCG believes that it can successfully apply these capabilities to other industries in order to help increase its overall growth and provide new opportunities for its associates.

Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with engaging and maintaining clients.

FCG's principal services consist of consulting, integration, and management (outsourcing). The Company believes that its clients' overall operations effectiveness is dependent upon solid business strategy and the implementation of improved business processes supported by information management. Further, the Company believes that these elements are interdependent and therefore must be integrated in order to be successful. FCG offers its clients an integrated approach through multi-disciplinary teams with expertise across these areas. FCG typically is engaged on a project basis and assembles client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments. FCG may assemble several client teams to serve the needs of a single client. FCG provides its services at the client site to senior-level management and other personnel within the client organization. The Company provides its services through four vertically focused business units -health delivery, health plans, government healthcare, and life sciences, and three horizontal units - advanced technology (infrastructure), FCG Doghouse (e-services), and FCG Management Services (outsourcing). The table below provides the business mix for FCG's principal services. Subsequent paragraphs provide a profile of each business unit.

  ============================================== ============= ==============
                                                 FY 2000       FY 1999
  ---------------------------------------------- ------------- --------------
  Consulting                                     17%           22%
  ---------------------------------------------- ------------- --------------
  Integration Services                           67%           74%
  ---------------------------------------------- ------------- --------------
        Systems Development Services             31%           26%
  ---------------------------------------------- ------------- --------------
        Infrastructure Services                  18%           26%
  ---------------------------------------------- ------------- --------------
        Implementation Services                  18%           22%
  ---------------------------------------------- ------------- --------------
  FCG Management Services (Outsourcing)          16%            4%
  ============================================== ============= ==============

LIFE SCIENCES

FCG defines the life sciences industry to include major pharmaceutical companies, biotechnology companies, clinical research organizations (CROs), medical device manufacturers and related companies. The major component of FCG's life sciences services involves the design and development of information systems used in the drug development life cycle of pharmaceutical companies. The Company's services encompass the analysis, design, development, implementation, and maintenance of information systems used in all aspects of the drug development and post approval processes. The Company possesses comprehensive, industry-specific project development methodology, rapid application development skills, and understanding of leading information technologies. FCG helps its life sciences clients streamline the drug development process and improve the effectiveness of their IT investments.

FCG's information management and strategy services support every aspect of the drug development life cycle, from discovery, clinical trials, and regulatory approval to manufacturing, marketing and medical affairs. FCG's services are organized around the major processes of pharmaceutical firms, including:

DRUG DISCOVERY - Genomics, Compound Registration, Sample and Reagent Inventory Management, high-throughput screening, Chemical Compound Library Management, and Laboratory Information Management Systems/Assay Systems

PRE-CLINICAL & CLINICAL - Pharmacology Systems, Toxicology, Clinical Data Management, Clinical Trials Management, Drug Safety/Adverse Events Reporting, Clinical Supplies, Remote Data Entry, Case Report Forms Imaging, and Clinical Manufacturing

REGULATORY - Regulatory Document Management, Electronic Submissions, Regulatory Affairs Tracking, and Dossier Publishing

MANUFACTURING AND POST MARKET - Standard Operating Procedures- Packaging and Labeling, Good Manufacturing Practices, Safety and Surveillance, Phase IV Clinical Trials, Quality Control/Quality Assurance, Disease Management, Sales Force Automation, Data Warehousing, and Disease Management

FCG provides clients with systems integration and custom development solutions through the use of advanced technologies, methodologies and skills. FCG will perform the complete range of software engineering and development tasks including technology assessment, architecture, requirements gathering, detailed design, construction, testing, benchmarking, implementation and support. FCG's services include the following:

SYSTEMS DEVELOPMENT
FCG is a leader in the application and seamless integration of diverse technologies with a commitment to identify and adopt new technologies in support of our client's business needs. The Company offers Data Warehousing and Decision Support systems, Client Server Systems Integration, web technologies and quality assurance and testing, as well as training services. Through strong relationships with leading vendors, FCG accesses cutting edge tools to provide clients with many solution options.

CONTENT MANAGEMENT
FCG is a global leader in content management, having led the successful design and implementation of over 120 content management systems in clinical, regulatory, and manufacturing within life sciences organizations. These solutions accelerate the creation and publication of regulatory submissions, improve quality, abide by regulatory guidelines, and ultimately reduce the time to market for new drugs. In addition to traditional strategy and implementation services, FCG offers several packaged solutions. The Company has combined the industry's best practices, state of the art technology, and consulting services to produce FirstDocs(TM), the only comprehensive, pre-packaged suite of electronic content management solutions designed specifically for the life sciences industry.

VALIDATION SERVICES
This practice works as an independent organization within FCG. The practice provides clients with the expertise to evaluate, structure, implement, and maintain effective quality programs that ensure compliance with applicable regulations. FCG has diverse experience and knowledge and strategic planning for quality systems, process integration, clinical data systems, laboratory automation, content management and 21 CFR Part 11 compliance.

HEALTH PLANS

To remain competitive, health plans must reduce costs, provide responsive customer service, support new plan benefits, and build market share. At FCG, specialists provide expertise in a wide range of health plan operations, program management, and health plan information systems.

FCG improves health plan performance with integrated solutions that link client strategies, processes, and people to providers, consumers, and purchasers. FCG's services help clients achieve differentiation and cost savings through a variety of strategies and transformation services, including customer relationship management (CRM). FCG assists clients with e-health strategies and deployment, including digital strategies, Internet and portal development, core systems integration, databases and technology infrastructure services. FCG's Health Insurance Portability and Accountability Act (HIPAA) services range from readiness assessment to planning/requirements definition and implementation. The Company also addresses health management processes like access coordination, medical management, and delivery monitoring.

FCG helps optimize core health plan processes like claims administration, engaging/retaining members and accountability/reporting. FCG identifies and implements supporting information management solutions. The Company provides strategy, design, and implementation expertise in IT optimization and customer service call centers. FCG assists health plans in systems implementation across all these areas, while applying process redesign techniques to ensure that clients maximize their investments in information technology.

HEALTH DELIVERY

As the healthcare industry has experienced radical change, hospital, technology, drug, and physician-related cost increases have created new demands for cost management solutions that do not sacrifice quality of care. Consumers are acquiring knowledge about healthcare options through advertising and the Internet and are demanding more service and convenience. Healthcare organizations must respond by offering measurable quality and service improvements, while remaining competitive from a cost standpoint.

Since its inception in 1980, FCG has served hundreds of healthcare delivery clients, including hospitals, integrated delivery networks, health trusts, academic medical centers, clinics, physician organizations, home healthcare companies, skilled nursing facilities, and related providers. The Company's focus on developing integrated solutions enables clients to achieve market differentiation, improve customer service and quality, manage cost and supply chains more effectively, and optimize their information management processes.

FCG's expertise includes process improvement and information management to support access to care, care/disease management, clinical performance improvement, patient safety, Enterprise Resource Planning (ERP), revenue cycle management, and e-strategy. FCG also helps its clients with strategic systems planning and optimizing their information technology (IT) investments. This includes IT value management, systems selection, data management strategies, and system implementations interwoven with process improvement techniques. Key vendor relationships include Cerner, Digiterra, and Lawson. Additionally, FCG assists clients through a full range of HIPAA compliance services, including education, tracking legislative issues, compliance assessment, planning and implementation of necessary processes, security, EDI and information technologies. Finally, FCG provides IT outsourcing services, from assessment/due diligence, program management through discrete and full outsourcing.

From process improvement and information systems strategy to clinical systems solutions to custom application development and implementation services, FCG provides the depth and breadth of expertise to address clients' specific needs, bringing teams of experienced professionals who have solved similar problems many times before.

GOVERNMENT HEALTHCARE

Like private enterprises, government agencies need to reduce costs, improve patient access to care, refine administrative and financial processes, and enhance the quality and delivery of information. However, they are often hobbled by additional challenges like limited access to highly trained IT specialists and a chronic shortage of expertise.

FCG bridges those gaps, helping government healthcare solve some of the most complex health problems in the United States. FCG has supported the Department of Defense, the Department of Veterans Affairs, and the Department of Health and Human Services through our government-wide General Services Administration Information Technology Professional Services contract and our Management, Organizational and Business Improvement Services contract. From administrative and financial services to health delivery systems, FCG's services to government healthcare parallel those to the private sector. FCG guides public sector health agencies through redesign of core operating processes, financial management, managed care and call center implementations, information architecture, data quality management, data warehousing, security planning, informatics infrastructure, and WAN/LAN implementations. The rewards are sustained operational improvement and enhanced quality of service and care.

FCG MANAGEMENT SERVICES (IT OUTSOURCING)

FCG Management Services, LLC, a majority owned subsidiary, provides information technology (IT) outsourcing services whereby it hires the IT staff of clients and runs part or all of the IT operations at the client site. FCG Management Services provides long-term IT management expertise, tailoring its efforts specifically to the client's culture, strategy, and needs. The Company offers a wide range of management services including assessment/due diligence, program management, discrete outsourcing and full IT outsourcing. The Company's assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of its IT function. This assessment enables senior management to determine the appropriateness of outsourcing part or all of their IT function, relative to their financial condition, strategic objectives, internal IT capabilities and overall direction.

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

FCG has formed a non-exclusive alliance with Affiliated Computer Services
(ACS), a Fortune 1000 information technology services firm, to enhance its ability to provide complete IT outsourcing, including data center and network management capabilities. Outsourcing is proving to be a highly effective strategy for focusing skills, meeting strategic goals and reducing information management costs. Together, FCG and ACS bring a clear value proposition supported by more than 20,000 associates, experience in thousands of healthcare engagements and demonstrated mastery of information technology. FCG and ACS will pursue opportunities for large-scale healthcare data center and infrastructure management outsourcing together.

FCG DOGHOUSE (E-SERVICES)

The Company's e-services are provided via its subsidiary, FCG Doghouse, a full-service Internet strategy and development company. FCG Doghouse provides web strategy, design, development, integration and web hosting services to both health related and other industries. FCG Doghouse was formed in May 2000, when FCG acquired the web development and design business of Doghouse Productions LLC and combined it with the existing web expertise from FCG. FCG Doghouse brings together the end-to-end services necessary to conceive, plan, execute, and manage highly effective Web sites and systems. Its e-business experts possess the creative, consultative, and technical resources to transform business strategies into e-solutions. The exceptional expertise and experience in assisting clients in selecting, implementing, and integrating packaged technology solutions allow its clients to use Internet technologies and software that are already developed. FCG Doghouse helps clients use the Internet to strengthen relationships, open new markets, improve service, and reduce costs.

FCG Doghouse's e-services include:
o        Healthcare Digital Strategy
o        Data Warehousing
o        Web Architecture
o        Web Design and Development
o        Web Integration
o        Online Marketing
o        Web Hosting and Management

INFRASTRUCTURE SERVICES

FCG's infrastructure services include application and network integration of voice, data, video, and imaging technologies and systems. The Company evaluates, designs, develops and implements comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout an organization. FCG also performs multi-network integration, desktop system installation and management, server management, capacity planning, and performance analysis. FCG provides its infrastructure services on a fixed fee, per-hour, or fixed-fee per month basis as negotiated in individual client contracts.

Infrastructure services include:

o   Security
o   Digital Imaging including Picture Archival Communication Systems (PACS)
o   Information Accessibility - Mobile Computing, Wireless, Desktop, Remote
    Access
o   Telecommunications, Call Centers and Customer Relationship Management (CRM)
o   Data Management and Integration - Data Architecture, EDI, Interface Engines
o e-Infrastructure - Local and Wide Area Network Strategy, Architecture, Design and Implementation
o   IT Operations - Data Center, Help Desk, Disaster Recovery,
    Interim IT Leadership

FCG has expertise in working with a wide range of technology vendors across these areas, such as Cisco Systems, Dell Computer, HIE Inc., Microsoft Corporation, Oracle Corporation, New Era of Networks (NEON), Nortel Baynetworks Inc., SeeBeyond, and Sybase Inc.

SERVICE DELIVERY

FCG's services are provided by over 1,122 consultants and 372 outsourcing associates who collectively have expertise in key healthcare, pharmaceutical, financial, administrative and clinical processes, information technologies and applications. FCG believes that its health-related industries focus, information technology expertise, experienced consultants, and research and practice support enable its clients to reduce cost, improve customer service, enhance the quality of patient care, and more rapidly introduce new drug compounds to market.

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

In addition to generating assignments from existing clients, FCG attracts new clients through its targeted marketing activities. FCG's marketing activities include web marketing, public presentations, press releases, publishing of books, articles and white papers, and trade show participation. FCG also maintains research reports and white papers on its web site, along with other company and industry information. FCG's marketing staff produces a number of sales support tools including presentations, brochures, article reprints, sales kits, descriptions of FCG's services and case studies. Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with FCG's sales and marketing efforts.

RESEARCH AND PRACTICE SUPPORT

FCG's services and consultants are supported by internal research, training and a centralized information system that provides real-time access to current industry and technology information and project methodologies, experiences, models and tools. FCG's principal research and practice support initiatives include the Emerging Practices Group, Professional Development Programs, the Scottsdale Informatics Institute, and Knowledge, Information, Technology Exchange (KITE(R)).

EMERGING PRACTICES GROUP. The Emerging Practices Group performs industry research and collects, packages and distributes knowledge regarding emerging trends in the healthcare and pharmaceutical industries. Examples of topics that the Emerging Practices Group has researched are HIPAA, information technology value management, clinical performance improvement and medical errors, e-health, and health related industry trends and the implications for IT. FCG documents research findings, conducts internal and client workshops on these topics, and makes the research available for use in its client engagements. The Emerging Practices Group also publishes a periodic news summary that appears on the Company's web site and is sent via email to several thousand subscribers.

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

KNOWLEDGE, INFORMATION, TECHNOLOGY EXCHANGE (KITE(R)). FCG's personnel have access to FCG's internal research and to current industry and technology information and project methodologies, experiences, models and tools through KITE(R). KITE(R) currently houses over 26,000 documents that include industry information, service methodologies and tools, benchmarks and best practice information, and other documentation to support FCG's services and consultants. KITE(R) is updated on a continuous basis with information resulting from each engagement, and by the Emerging Practices Group. FCG believes that this resource allows its consultants to utilize engagement-specific information that improves the quality and content of services delivered to clients while reducing cost of delivery.

INTERNATIONAL OPERATIONS

FCG has provided its consulting, integration, and interim management services to clients in Canada, Germany, France, Austria, Switzerland, Republic of Ireland, Mexico and the United Kingdom, and maintains offices in Frankfurt, Germany, London and St. Asaph, United Kingdom. In the third quarter of 2000 the Company closed its European Healthcare operations in order to improve FCG's overall profitability and to allow management to focus on other parts of its business. In June of 1999, the Company opened a European life sciences operation to meet the needs of its multi-national pharmaceutical companies. In December 1999, FCG acquired Activa, a U.K. based niche company specializing in Documentum services. The Company will continue to explore ways to expand its capabilities in the provision of integration services for pharmaceutical and other life sciences organizations in Europe. Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with FCG's international operations.

COMPETITION

The market for healthcare consulting, integration, and management services is intensely competitive, rapidly evolving and highly fragmented. The Company has competitors that provide some or all of the services provided by the Company. The Company competes for consulting services with international consulting firms, regional and specialty consulting firms, and the consulting groups of international accounting firms such as KPMG LLP, Deloitte & Touche LLP, PricewaterhouseCoopers, LLP, and Arthur Andersen & Company. In its integration and management services, the Company competes with information system vendors such as McKesson/HBOC, Siemens Medical Solutions and Integrated

Systems Solution Corporation, a division of International Business Machines Corporation; service groups of computer equipment companies; systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, CAP Gemini Ernst & Young, and Computer Sciences Corporation; clients' internal information management departments; and other healthcare consulting firms. In e-health and e-commerce related services the Company competes with the traditional competitors outlined above, as well as newer Internet product and service companies such as iXL, Razorfish, Scient, TriZetto, and Viant. Many of the Company's competitors have significantly greater financial, human and marketing resources than the Company. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than the Company. In addition, as healthcare organizations become larger and more complex, the Company's larger competitors may be better able to serve the needs of such organizations. The Company may not be able to attract and retain the personnel or to dedicate the financial resources necessary to serve these resulting organizations.

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

EMPLOYEES

As of December 31, 2000, FCG had 1,878 employees, 91 of whom were vice presidents with responsibility for service delivery, new business development, client relationships, staff development, and company leadership. FCG believes that its relationship with its employees is good. The Company uses a variety of techniques to identify and recruit qualified candidates to support its growth. The Company employs full time recruiters dedicated to the recruitment and hiring of personnel. One of the Company's most successful sources of new hires is the StarQuest, or internal employee referral program, which encourages employees to recommend or refer qualified candidates for employment with the Company, and rewards referring employees with referral bonuses. In 2000, 143 new hires came from the StarQuest program. The Company also places advertisements in various newspapers and uses professional search firms to identify candidates for hire. The Company participates in job fairs, and sponsors independent recruiting events, such as open houses and free technical seminars. Please see "Risks Relating to the Business of FCG" below for a discussion of risks associated with attracting and retaining qualified employees.

FIRST VENTURES

In 1999, the Company announced formation of its First Ventures Healthcare and Life Sciences venture capital fund. The purpose of First Ventures is to place up to $15 million in minority equity investments in growing private companies developing technologies and services serving the healthcare and life sciences marketplaces. First Ventures utilizes FCG's industry expertise, experience, and relationships to identify and evaluate potential investments. Once FCG makes an investment, it provides assistance and guidance to its portfolio companies on issues such as management, technology, consulting, planning, and growth. First Ventures portfolio companies may also be or become partners with, customers of, or vendors to, FCG. To date, First Ventures has made two investments of $1 million each.

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

API                                                     Healthcare.com
Ardent                                                  Input Software
Avaya, Inc.                                             Image Process Design
Business Engine, Inc.                                   Kofax
Business Objects                                        Laufenberg
Cerner                                                  Lawson
Cisco Systems                                           Mercator
Clinarium, Inc.                                         Microsoft
Confer Software                                         MicroStrategy
CrossCom                                                Neon
Dell Computer                                           Onyx Software
DigiTerra                                               Oracle/Oracle Clinical
Documentum, Inc.                                        Oxford Molecular Group
Domain Pharma                                           Quality Care Solutions Inc.
Electronic Submission Publishing Systems                Rational
Epic                                                    SeeBeyond
eResearch Technology                                    Siemens Medical Solutions
Erisco                                                  SiteWorks
Fast Search & Transfer ASA                              Spotfire
Firepond                                                Veritect
Health System Design (HSD)                              Workscape


RISKS RELATING TO THE BUSINESS OF FCG

THERE ARE VARIOUS FACTORS, WHICH MAY CAUSE OUR NET REVENUES, OPERATING RESULTS AND CASH FLOWS TO FLUCTUATE. Our net revenue, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside our control. These factors may include:

    o        Losing one or more significant clients

    o Fluctuations in market demand for our services, consultant hiring and utilization

    o        Delays in securing and completing client engagements

    o        Timing and collection of payments and new client engagements

    o        Increased competition and pricing pressures

    o        Losing key personnel and other employees

    o Changes in our, and our competitor's, business strategy, pricing and billing policies

    o        Timing of certain general and administrative expenses

    o Consummating an acquisition and the costs of integrating acquired operations

    o        Variability in the number of billable days in each quarter

    o Availability of foreign net operating losses and other credits against our earnings

    o        International currency fluctuations

    o The fixed nature of a substantial portion of our expenses, particularly personnel and related costs, depreciation, office rent and occupancy costs


One or more of the foregoing factors may cause our operating expenses to be relatively high during any given period. In addition, we bill certain of our services on a fixed-price basis, and any assignment delays or expenditures of time beyond that projected for the assignment could result in write-offs of client billings. Significant write-offs could materially adversely effect our business, financial condition and results of operations. Based on the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely effect our business, financial condition and the market price of our common stock.

In particular, for the fiscal quarters ended December 31, 1999, March 31, 2000, June 30, 2000 September 30, 2000, and December 31, 2000, we reported net losses (including non-recurring items) of $354,000, $1,707,000, $3,864,000, $6,178,000, and $2,125,000 respectively. We cannot assure you that we will return to profitability in the future, which could materially adversely affect our business, financial condition and the market price of our common stock.

THE LENGTH OF TIME REQUIRED TO ENGAGE A CLIENT AND TO COMPLETE AN ASSIGNMENT MAY BE UNPREDICTABLE AND COULD NEGATIVELY IMPACT OUR NET REVENUES AND OPERATING RESULTS. The timing of client engagements and service fulfillment is not predictable with any degree of accuracy. Prior engagement cycles are not necessarily an indication of the timing of future client engagements or revenues.

Prior to client engagements, we typically spend a substantial amount of time and resources (1) identifying strategic or business issues facing the client,
(2) defining engagement objectives, (3) gathering information, (4) preparing proposals and, (5) negotiating contracts. We may be required to hire new consultants before securing a client engagement. Clients may defer committing to new assignments for any length of time and for any reason. Such deferrals could require us to maintain a significant number of under-utilized consultants during any given period. In addition, failing to procure an engagement after spending such time and resources could materially adversely effect our business, financial condition and results of operations.

In particular, the outsourcing business which we conduct through our subsidiary, FCG Management Services, has very long lead times, requiring us to spend a substantial amount of time and resources in attempting to secure an outsourcing engagement. We cannot predict whether the investment of time and resources will result in a new outsourcing engagement or, if the engagement is secured, that the engagement will be on terms favorable to us.

The length of time required to complete an assignment often depends on factors outside our control, including:

    o        Existing information systems at the client site;

    o Changes or the anticipation of changes in the regulatory environment affecting healthcare and pharmaceutical organizations;

    o        Changes in the management or ownership of the client;

    o        Budgetary cycles and constraints;

    o        Availability of personnel and other resources; and

    o        Consolidation in the healthcare and pharmaceutical industries.

IF WE ARE UNABLE TO GENERATE ADDITIONAL REVENUE FROM OUR EXISTING CLIENTS, OUR BUSINESS MAY BE NEGATIVELY AFFECTED. Our success depends on obtaining additional engagements from our existing clients. A substantial portion of our revenue is derived from services provided to our existing clients. The loss of a small number of clients may result in a material decline in revenues and cause us to fail to meet public market expectations of our financial performance and operating results. If we materially fail to generate additional revenues from our existing clients it may materially adversely effect our business, financial condition and results of operations.

IF WE FAIL TO MEET CLIENT EXPECTATIONS IN THE PERFORMANCE OF OUR SERVICES, OUR BUSINESS COULD SUFFER. Our services often involve complex information systems and software, which are critical to the clients' operations. Our failure to meet client expectations in the performance of our services, including the quality, cost and timeliness of our services, may damage our reputation in the healthcare and pharmaceutical industries and adversely affect our ability to attract and retain clients. If a client is not satisfied with our services, we will generally spend additional human and other resources at our own expense to ensure client satisfaction. Such expenditures will typically result in a lower margin on such engagements and could materially adversely effect our business, financial condition and results of operations.

In the course of providing our services, we will often recommend the use of other software and hardware products. These products may not perform as expected or contain defects. If this occurs, our reputation could be damaged and we could be subject to liability. We attempt contractually to limit our exposure to potential liability claims. Such limitations may not be effective. A successful liability claim brought against us may adversely affect our reputation in the healthcare and pharmaceutical industries and could have a material adverse effect on our business, financial condition and results of operations. Although we maintain liability insurance, such insurance may not provide adequate coverage for successful claims against us.

OUR OUTSOURCING ACTIVITIES ENTAIL SIGNIFICANT ENGAGEMENTS IN WHICH WE WILL COMMIT TO SPECIFIC SERVICE LEVEL AGREEMENTS THAT DEFINE OUR RESPONSIBILITIES OVER THE CONTRACTED PERIOD. Any failure on the part of us to meet contracted service levels may result in financial penalty or default of the contract, and may have a material adverse effect on us. Our outsourcing engagements are typically performed on a fixed price basis where we hire part or all of a client's information technology personnel. We cannot assure you that we will be able to retain these individuals, and effectively hire additional personnel as needed to meet the obligations of our contract. Our ability to achieve profitability in our outsourcing activities is dependent upon the accuracy of our forecasting and our ability to deliver the contracted scope of services within the constraints of the fixed price contract. Any failure by us in these areas may have a material adverse effect on the profitability of our outsourcing business.

In addition, our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client's information technology department to our management and complete the initial transformation of our client's information technology functioning to meet agreed-upon service levels. Often, we recover this investment through payments over the life of the outsourcing agreement. If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate the agreements and we may be unable to recover our investments. In the case of our outsourcing agreement with the New York & Presbyterian Hospital, this investment amounts to almost $10 million, which we will recover over the seven-year term of that agreement. Any failure by us to recover these investments may have a material adverse effect on our financial condition, results of operations and price of our common stock.

WE MAY BE UNABLE TO ATTRACT AND RETAIN A SUFFICIENT NUMBER OF QUALIFIED EMPLOYEES. Our business is labor-intensive and requires highly skilled employees. Most of our consultants possess extensive expertise in healthcare, insurance, pharmaceutical, information technology and consulting fields. To serve a growing client base, we must continue to recruit and retain qualified personnel with expertise in each of these areas. Competition for such personnel is intense. We compete for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms and other businesses. Many of these entities have substantially greater financial and other resources than we do or can offer more attractive compensation packages to candidates, including salary, bonuses, stock and stock options. We may not be able to recruit and retain a sufficient number of qualified personnel to serve existing and new clients. If we fail to recruit and retain a sufficient number of qualified personnel, our ability to expand our client base or services could be impaired and our business, financial condition and results of operations could be adversely effected.

THE LOSS OF OUR VICE PRESIDENTS AND EXECUTIVE OFFICERS COULD NEGATIVELY AFFECT US. Our performance depends on the continued service of our vice presidents, executive officers and senior managers. In particular, we depend on such persons to secure new clients and engagements and to manage our business and affairs. The loss of such persons could result in disruption of our business and stock price volatility and could have a material adverse effect on our business, financial condition and results of operations. We have not entered into long-term employment contracts with any of our employees and do not maintain key employee life insurance.

CONTINUED OR INCREASED EMPLOYEE TURNOVER COULD NEGATIVELY AFFECT OUR BUSINESS. We have experienced employee turnover as a result of (1) dependence on lateral hiring of consultants, (2) travel demands imposed on our consultants, (3) loss of employees to competitors and clients, and (4) the growth in the number of internet-related companies. Continued or increased employee turnover could materially adversely affect our business, financial condition and results of operations. In addition, many of our consultants develop strong business relationships with our clients. We depend on these relationships to generate additional assignments and engagements. The loss of a substantial number of consultants could erode our client base and decrease our revenue.

IF WE ARE UNABLE TO MANAGE OUR GROWTH, OUR BUSINESS MAY BE NEGATIVELY IMPACTED. Our business has grown rapidly in recent years. This growth has placed new and increased demands on our vice presidents and other management personnel. This growth has also placed significant and increasing demands on our financial, technical and operational resources and on our information systems. To manage any future growth, we must (1) extend our financial reporting and information management systems to a growing number of offices and employees, and (2) develop and implement new procedures and controls to accommodate new operations, services and clients. Increasing operational and administrative demands may make it difficult for our vice presidents to engage in business development activities. Adding a significant number of new employees and offices may also impair our ability to maintain our service delivery standards and corporate culture. In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy. Such changes may result in operational inefficiencies and delays in delivering our services. Such changes could also cause a disruption in our business and could have a material adverse effect on our business, financial condition and results of operations. If we fail to effectively manage our growth, our business, financial condition and results of operations could be adversely affected.

WE COULD BE NEGATIVELY IMPACTED IF WE FAIL TO SUCCESSFULLY INTEGRATE THE BUSINESSES WE ACQUIRE. We intend to grow, in part, by acquiring complementary professional practices within the healthcare and pharmaceutical industries. In 1998, we completed three acquisitions; in 1999, we completed two more acquisitions; and in 2000 we completed one additional acquisition. Integrating acquired operations is a complex, time-consuming and expensive process. All acquisitions involve risks that could materially and adversely effect our business and operating results. These risks include (1) distracting management from our business, (2) losing key personnel and other employees, (3) losing clients, (4) costs, delays and inefficiencies associated with integrating acquired operations and personnel, and (5) amortizing the cost of acquired assets and goodwill. Acquired businesses may not enhance our services, provide us with increased client opportunities or result in growth. Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may result in the loss of employees and clients. Failing to acquire and successfully integrate complementary practices could materially adversely effect our business, financial condition and results of operations.

OUR INTERNATIONAL OPERATIONS CREATE SPECIALIZED RISKS THAT CAN NEGATIVELY AFFECT US. We provide our services to international clients. Expanding into international markets will require us to (1) spend a significant amount of management, human and financial resources, (2) hire additional personnel, and
(3) establish international offices.

We may be unable to recruit and retain a sufficient number of qualified consultants in each country in which we intend to conduct our business. If we fail to recruit and retain qualified employees, our ability to expand internationally may be impaired and our business, financial condition and results of operations could be adversely effected. Our international operations are subject to a variety of risks, including:

o        Difficulties in creating international market demand for our services;

o Difficulties and costs of tailoring our services to each individual country's healthcare and pharmaceutical market needs;

o        Unfavorable pricing and price competition;

o        Currency fluctuations;

o Longer payment cycles in some countries and difficulties in collecting international accounts receivables;

o Difficulties in enforcing contractual obligations and intellectual property rights;

o        Adverse tax consequences;

o Increased costs associated with maintaining international marketing efforts and offices;

o        Adverse changes in regulatory requirements; and

o        Economic instability.

We have been performing services in Europe for international clients for three years, and we have not yet been profitable in providing those services. We recently ceased performing healthcare consulting services in Europe, although we will continue to provide our services in Europe to our pharmaceutical clients. We cannot assure that we will be able to achieve profitability in our European pharmaceutical services, which may materially adversely effect our financial condition, results of operations and price for our common stock.

Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance and may materially adversely effect our business, financial condition and results of operations.

IF WE DO NOT COMPETE EFFECTIVELY IN THE HEALTHCARE AND PHARMACEUTICAL INFORMATION SERVICES INDUSTRIES, THEN OUR BUSINESS MAY BE NEGATIVELY IMPACTED. The market for healthcare and pharmaceutical information technology consulting is very competitive. We have competitors that provide some or all of the services we provide. In strategic consulting services, we compete with international consulting firms, regional and specialty consulting firms and the consulting groups of international accounting firms such as KPMG LLP, Ernst & Young LLP, Deloitte & Touche LLP, PricewaterhouseCoopers, LLP and Arthur Andersen & Company.

In integration and co-management services, we compete with:

o information system vendors such as McKesson/HBOC, Siemens Medical Solutions and Integrated Systems Solution Corporation, a division of International Business Machines Corporation,

o        service groups of computer equipment companies,

o systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, CAP Gemini America, Inc. and Computer Sciences Corporation,

o        clients' internal information management departments,

o        other healthcare consulting firms and

o other pharmaceutical consulting firms such as Accenture, Technology Solutions Corporation, Cap Gemini Ernst & Young, and Computer Sciences Corporation's consulting division.

In e-health and e-commerce related services, we compete with the traditional competitors outlined above, as well as newer Internet product and service companies such as iXL, Razorfish, Scient, TriZetto, and Viant.

Many of our competitors have significantly greater financial, human and marketing resources than us. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than we do. In addition, as healthcare organizations become larger and more complex, our larger competitors may be better able to serve the needs of such organizations. If we do not compete effectively with current and future competitors, we may be unable to secure new and renewed client engagements, or we may be required to reduce our rates in order to complete effectively. This could result in a reduction in our revenues, resulting in lower earnings or operating losses, and otherwise materially adversely effecting our business, financial condition and results of operations.

IF WE FAIL TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH VENDORS OF SOFTWARE AND HARDWARE PRODUCTS, IT COULD HAVE A NEGATIVE EFFECT ON OUR ABILITY TO SECURE ENGAGEMENTS. We have a number of relationships with vendors. For example, we have established a non-exclusive partnership arrangement with Documentum, Inc. Documentum markets document management software applications largely to the pharmaceutical industry. We believe that our relationships with this vendor and others are important to our sales, marketing, and support activities. We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with that vendor. If we fail to maintain our relationships with Documentum and other vendors or fails to establish additional new relationships, our business could be materially adversely effected.

OUR RELATIONSHIPS WITH AND INVESTMENTS IN VENDORS OF SOFTWARE AND HARDWARE PRODUCTS COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO SECURE CONSULTING ENGAGEMENTS. Our growing number of relationships with software and hardware vendors could result in clients perceiving that we are not independent from those software and hardware vendors. Our ability to secure assessment and other consulting engagements is often dependent, in part, on our being independent of software and hardware solutions that we may review, analyze or recommend to clients. If clients believe that we are not independent of those software and hardware vendors, clients may not engage us for certain consulting engagements relating to those vendors, which could materially adversely effect our business, financial condition and results of operations.

This is particularly true since we announced the formation of our First Ventures venture capital fund. First Ventures has made initial investments for us in software vendors such as Confer Software, Inc., and Sentillion, Inc. First Ventures will invest in other companies. Any of First Ventures' investments may be in software or hardware vendors who sell and license products to healthcare, pharmaceutical and other companies that may be our clients. If clients believe that we are not independent of the companies that First Ventures invests in, clients may not engage us for certain consulting engagements relating to those companies, which could materially adversely effect our business, financial condition and results of operations.

WE MAY EXPERIENCE LOSSES IN OUR INVESTMENTS IN FIRST VENTURES. We have committed up to $15 million to invest through First Ventures, our venture capital fund formed in 1999. First Ventures has invested and may invest in early-stage companies with limited capitalization and no public market for their shares. Many of these companies have never earned profits or, in some cases, realized any revenues on sales of products or services. We have no assurances that these companies will be successful or that we will earn any returns on our investments, and we could suffer a loss of any or all funds invested through First Ventures. Even if the companies in which First Ventures invests are successful, we have no assurances that we will be able to sell our shares in those companies or otherwise realize any value in the investments, or that any sale will be on terms favorable to First Ventures and us. If we experience investment losses in First Ventures, this could materially adversely effect our business, financial condition and results of operations.

IF WE FAIL TO KEEP PACE WITH REGULATORY AND TECHNOLOGICAL CHANGES OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED. The healthcare and pharmaceutical industries are subject to regulatory and technological changes that may affect the procurement practices and operations of healthcare and pharmaceutical organizations. During the past several years, the healthcare and pharmaceutical industries have been subject to an increase in governmental regulation and reform proposals. These reforms could increase governmental involvement in the healthcare and pharmaceutical industries, lower reimbursement rates or otherwise change the operating environment of our clients. Also, certain reforms that create potential work for us could be delayed or cancelled. Healthcare and pharmaceutical organizations may react to these situations by curtailing or deferring investments, including those for our services. We cannot predict with any certainty what impact, if any, such legislative reforms could have on our business.

Technological change in the network and application markets has created high demand for consulting, implementation and integration services. If the pace of technological change were to diminish, we could experience a decrease in demand for our services. Any material decrease in demand would materially adversely effect our business, financial condition and results of operations.

CHANGES IN THE HEALTHCARE AND PHARMACEUTICAL INDUSTRIES COULD NEGATIVELY IMPACT OUR REVENUES. We derive a substantial portion of all of our revenue from clients in the healthcare industry. As a result, our business, financial condition and results of operations are influenced by conditions affecting this industry, particularly current trends towards consolidation among healthcare and pharmaceutical organizations. Such consolidation may reduce the number of existing and potential clients for our services. In addition, the resulting organizations could have greater bargaining power, which could erode the current pricing structure for our services. The reduction in the size of our target market or our failure to maintain our pricing strategies could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our revenues has come from companies in the pharmaceutical business. Our revenues are, in part, linked to the pharmaceutical industry's research and development expenditures. Should any of the following events occur in the pharmaceutical industry, our business could be negatively affected in a material way:

o      The industry's general economic environment changes adversely;

o      Companies continue to consolidate; or

o Research and development expenditures or pharmaceutical companies' expenditures on technology in general decrease.

A trend in the pharmaceutical industry is for companies to "outsource" either large information technology-dependent projects or their information systems staffing requirements. Outsourcing means that, rather than utilize its own employees, a company contracts with a third party to undertake an entire project or to provide technical personnel to augment its own staff. We benefit when pharmaceutical companies outsource to us, but may lose significant future business when pharmaceutical companies outsource to our competitors. If this outsourcing trend slows down or stops, or if pharmaceutical companies direct their business away from us, our financial condition and results of operations could be impacted in a materially adverse way.

WE MAY BE UNABLE TO EFFECTIVELY PROTECT OUR PROPRIETARY INFORMATION AND PROCEDURES. We must protect our proprietary information, including our proprietary methodologies, research, tools, software code and other information. To do this, we rely on a combination of copyright and trade secret laws and confidentiality procedures to protect our intellectual property. These steps may not protect our proprietary information. In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent, as do the laws of the United States. We are currently providing our services to clients in international markets. Our proprietary information may not be protected to the same extent as provided under the laws of the United States, if at all. The unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition or results of operations.

WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES. Our success depends, in part, on not infringing patents, copyrights and other intellectual property rights held by others. We do not know whether patents held or patent applications filed by third parties may force us to alter our methods of business and operation or require us to obtain licenses from third parties. If we attempt to obtain such licenses, we do not know whether we will be granted licenses or whether the terms of those licenses will be fair or acceptable to us. Third parties may assert infringement claims against us in the future. Such claims may result in protracted and costly litigation, penalties and fines, regardless of the merits of such claims.

OUR MANAGEMENT MAY BE ABLE TO EXERCISE CONTROL OVER MATTERS REQUIRING STOCKHOLDER APPROVAL. Our current officers, directors, and other affiliates beneficially own approximately 50% of our outstanding shares of common stock. As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock and approval of new stock and option plans.

THE PRICE OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY MARKET VOLATILITY. The trading price of our common stock fluctuates significantly. Since our common stock began trading publicly in February

1998, the reported sale price of our common stock on the Nasdaq National Market has been as high as $29.13 and as low as $3.63 per share. This price may be influenced by many factors, including:

o        our performance and prospects;

o        the depth and liquidity of the market for our common stock;

o        investor perception of us and the industries in which we operate;

o        changes in earnings estimates or buy/sell recommendations by analysts;

o        general financial and other market conditions; and

o        domestic and international economic conditions.


In addition, public stock markets have experienced, and are currently experiencing, extreme price and trading volume volatility, particularly in high technology sectors of the market. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our common stock. As a result, we may be unable to raise capital or use our stock to acquire businesses on attractive terms and investors may be unable to resell their shares of our common stock at or above their purchase price.

IF OUR STOCK PRICE IS VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION WHICH IS EXPENSIVE AND COULD RESULT IN A DIVERSION OF RESOURCES. If our stock price experiences periods of volatility, our security holders may initiate securities class action litigation against us. If we become involved in this type of litigation it could be very expensive and divert our management's attention and resources, which could materially and adversely affect our business and financial condition.

OUR CHARTER DOCUMENTS, DELAWARE LAW AND STOCKHOLDERS RIGHTS PLAN WILL MAKE IT MORE DIFFICULT TO ACQUIRE US AND MAY DISCOURAGE TAKE-OVER ATTEMPTS AND THUS DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

Our Board of Directors has the authority to issue up to 10,000,000 shares of undesignated preferred stock, to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. Furthermore, any preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the issuance of any preferred stock could depress the market price of our common stock.

In addition, our certificate of incorporation eliminates the right of stockholders to act without a meeting and does not provide cumulative voting for the election of directors. Our certificate of incorporation also provides for a classified board of directors. The ability of our Board of Directors to issue preferred stock and these other provisions of our certificate of incorporation and bylaws may have the effect of deterring hostile takeovers or delaying changes in control or management.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of us, impede a merger, consolidation or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control. Any of these provisions which may have the effect of delaying or preventing a change in control could adversely effect the market value of our common stock.

In 1999, our Board of Directors adopted a share purchase rights plan that is intended to protect our stockholders' interests in the event we are confronted with coercive takeover tactics. Pursuant to the stockholders rights plan, we distributed "rights" to purchase shares of a newly created series of preferred stock. Under some circumstances these rights become the rights to purchase shares of our common stock or securities of an acquiring entity at one-half the market value. The rights are not intended to prevent our takeover, rather they are designed to deal with the possibility of unilateral actions by hostile acquirers that could deprive our Board of Directors and stockholders of their ability to determine our destiny and obtain the highest price for our common stock.

ITEM 2.  PROPERTIES

FCG's headquarters is located in approximately 28,000 square feet of leased office space in Long Beach, California. FCG leases approximately 98,000 square feet in Wayne, Pennsylvania, which houses the majority of FCG's software development services employees plus a portion of FCG's practice support staff. FCG also has an additional 23 leases for local offices throughout the United States, the United Kingdom, and Germany. Overall, FCG's properties are suitable and adequate for FCG's needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, FCG may be involved in claims or litigation that arise in the normal course of business. FCG is not currently a party to any legal proceedings which, if decided adversely to FCG, would have a material adverse effect on FCG's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, no matters were submitted to a vote of the stockholders.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since February 13, 1998, FCG Common Stock has been quoted on Nasdaq under the symbol "FCGI." The table below sets forth, for the quarters indicated, the reported high and low sale prices of FCG Common Stock reported on the Nasdaq National Market.


                                                                          FCG COMMON STOCK
                                                                    ---------------------------
                 1999                                                 HIGH                LOW
                 ----                                               --------            -------
                 First Quarter................................        $25.00             $10.06

                 Second Quarter...............................         18.00               6.75

                 Third Quarter................................         16.75               9.00

                 Fourth Quarter...............................         17.06               7.88


                 2000
                 ----

                 First Quarter................................         20.50              14.00

                 Second Quarter...............................         17.13               5.25

                 Third Quarter................................          8.28               5.00

                 Fourth Quarter...............................          7.13               3.63

As of March 1, 2001, there were approximately 407 record holders of FCG Common Stock. Other than dividends previously paid by an acquired company to its individual owner, FCG has never paid cash dividends on its Common Stock and presently intends to continue to retain its earnings for use in the businesses.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial information of FCG as of December 31, 1999 and 2000 and for each of the years ended December 31, 1998, 1999 and 2000, has been derived from and should be read in conjunction with the consolidated financial statements of FCG and related notes thereto included elsewhere in this Report. The selected historical consolidated financial information of FCG as of December 31, 1996, 1997 and 1998 and for the years ended December 31, 1996 and December 31, 1997, have been derived from the audited consolidated financial statements of FCG, which are not included in this Report.

On December 18, 1998, FCG completed its merger with Integrated Systems Consulting Group, Inc. ("ISCG"). In December 1998, FCG also completed a merger with Pareto Consulting Ltd. ("Pareto"). The mergers were accounted for as poolings of interests and all prior period consolidated financial data presented herein has been restated to include the combined results of the acquisitions as though they had always been part of FCG.

(In Thousands, Except Per Share Data)                                    YEARS ENDED DECEMBER 31
                                                           2000        1999        1998         1997        1996
                                                         --------    --------     --------    --------     -------
Statement of Operations Data:
       Net revenue...................................    $248,885    $237,563     $196,290    $137,121     $98,412
       Cost of services..............................     187,181     148,793      110,836      80,191      59,454
                                                        ---------   ---------    ---------    --------     -------
                Gross profit.........................      61,704      88,770       85,454      56,930      38,958

       General and administrative expenses...........      77,001      69,312       63,290      44,554      32,387
       Merger, restructuring and severance costs.....       9,200       3,550        6,041          --          --

       Compensation expenses related to stock
          issuances..................................          --          --           --       6,060         588
                                                        ---------   ---------    ---------    --------     -------
                Income (loss) from operations........     (24,497)     15,908       16,123       6,316       5,983

       Interest income, net..........................       2,371       2,601        2,307         392         396
       Other income (expense), net...................        (997)      3,941           55         119          44
                                                        ---------   ---------    ---------    --------     -------
                Income (loss) before income taxes....     (23,123)     22,450       18,485       6,827       6,423

       Provision (benefit) for income taxes..........      (9,249)      7,643       10,234       4,488       2,797
                                                        ---------   ---------    ---------    --------     -------
                Net income (loss)....................   $ (13,874)  $  14,807    $   8,251    $  2,339    $  3,626
                                                        =========   =========    =========    ========     ========
       Basic net income (loss) per share.............   $   (0.57)   $   0.63    $   0.38     $   0.14    $   0.26
       Diluted net income (loss) per share...........   $   (0.57)   $   0.61    $   0.36     $   0.13    $   0.23

       Shares used in computing basic net income
          per share..................................      24,529      23,416      21,567       16,234      14,142
       Shares used in computing diluted net
       income per share..............................      24,529      24,231       23,010      17,471      15,505

Balance Sheet Data (at end of period):

       Cash and cash equivalents.....................     $11,429     $29,674      $20,737     $12,187    $  9,595
       Total assets..................................     141,996     144,061      130,461      59,294      45,084
       Long-term debt................................          91         146          238         262       2,692
       Total stockholders' equity....................     105,262     114,907       92,586      27,080      21,614


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

In connection with shares issued to FCG's vice presidents in return for interest-free notes, FCG recognizes compensation expense on its consolidated statement of operations. The recurring portion of FCG's compensation expense relating to stock issuances and the amortization of deferred compensation is reflected in FCG's consolidated statements of operations as general and administrative expenses or cost of services based on the function of the employee to whom the charge relates. FCG matches employee 401(k) contributions with either cash or shares of FCG Common Stock based on the fair market value of the shares.

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of December 31, 2000, approximately 60% or 1,122 of FCG's 1,878 employees are billable consultants. Another 372 employees form the firm's outsourcing business. The salaries and benefits of such billable consultants and outsourcing related employees are recognized in FCG's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. Approximately 20%, or 384 employees are classified as non-billable. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. FCG evaluates its fixed contracts on a monthly basis using percentage of completion accounting. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, expansion into new markets and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

NET REVENUE. FCG's net revenue increased to $248.9 million for the year ended December 31, 2000, an increase of 4.8% over the $237.6 million for the year ended December 31, 1999. This increase was primarily attributable to growth in the Company's life sciences, health plans, FCG Doghouse (e-services) and management services (outsourcing), offsetting significant declines in health delivery and infrastructure services (advanced technology and systems and networking). Excluding outsourcing, revenue from healthcare delivery clients declined from 42% of total revenue in the year ended December 31, 1999 to 25% of total revenue in the year ended December 31, 2000.

COST OF SERVICES. Cost of services increased to $187.2 million for the year ended December 31, 2000, an increase of 25.8% over the $148.8 million for the year ended December 31, 1999. The increase was primarily attributable to an increase in the number of outsourcing employees hired at the end of 1999 to handle the growth in that business. Cost of services as a percentage of revenue increased to 75.2% for the year ended December 31, 2000 from 62.6% for the year ended December 31, 1999. This increase was primarily attributable to decreased consultant utilization and pricing pressure due to the significant slowdown in work generated in the healthcare delivery market in the post-Y2K environment.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $77.0 million for the year ended December 31, 2000, an increase of 11.1% over the $69.3 million for the year ended December 31, 1999. General and administrative expenses as a percentage of revenue increased to 30.9% for the year ended December 31, 2000 from 29.2% for the year ended December 31, 1999. This increase was due to incremental general administrative costs to operate FCG's new Doghouse e-services business and FCG's significantly increased outsourcing business.

MERGER, RESTRUCTURING, AND SEVERANCE COSTS. Merger, restructuring, and severance costs increased to $9.2 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999. The costs incurred in 2000 were primarily attributable to the shutdown of FCG's European healthcare operations, the separation of approximately 150 U.S. employees due to the contraction in the healthcare delivery market, and the related consolidation and resizing of selected offices. The costs incurred during 1999 were primarily attributable to restructuring and severance costs associated with rationalizing capacity requirements in Europe, and secondarily separation costs associated with the merger between FCG and ISCG in December 1998.

INTEREST INCOME, NET. Interest income, net of interest expense, decreased to $2.4 million for the year ended December 31, 2000 from $2.6 million for the year ended December 31, 1999 due to a decline in invested cash. Interest income net of interest expense as a percentage of revenue decreased to 0.9% for the year ended December 31, 2000 from 1.1% for the year ended December 31, 1999.

OTHER INCOME (EXPENSE). Other expense of $1.0 million for the year ended December 31, 2000 compared to other income of $3.9 million for the year ended December 31, 1999. This substantial other income in 1999 was primarily attributable to the receipt of net proceeds from a life insurance policy for former Co-founder, Chairman and CEO James A. Reep, who passed away in April 1999. Other expense in 2000 primarily related to the $0.7 million writedown of FCG's investment in a startup software company.

INCOME TAXES. Income taxes as a percentage of income before income taxes increased to 40.0% for the year ended December 31, 2000 from 34.0% for the year ended December 31, 1999 primarily due to the effect of the other income in the 1999 fiscal year from the life insurance proceeds noted above not being taxable income, thus lowering the effective tax rate for the year, while the fiscal year 2000 tax provision reflected a more typical rate.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $69.3 million for the year ended December 31, 1999, an increase of 9.5% over the $63.3 million for the year ended December 31, 1998. General and administrative expenses as a percentage of revenue decreased to 29.2% for the year ended December 31, 1999 from 32.2% for the year ended December 31, 1998. This decrease was primarily attributable to the firm's conscious efforts to reduce certain non-client related expenses. General, and administrative expenses are principally expenses to support FCG's investment in attaining new client work, recruiting new employees, governing costs associated with the practice and firm, enhancing internal professional development and training, and supporting the firm's infrastructure.

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

QUARTERLY FINANCIAL RESULTS

The following table sets forth certain unaudited statements of operations data for the eight quarters ended December 31, 2000, as well as such data expressed as a percentage of the Company's net revenue for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of the Company's management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Company's annual audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

                  UNAUDITED QUARTERLY STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)

                                                              FIRST         SECOND          THIRD          FOURTH
                                                             QUARTER        QUARTER        QUARTER         QUARTER
                                                            ----------     ----------     ----------      ----------
2000

Net revenue..........................................       $   63,507     $   63,667     $   60,011      $   61,700
Cost of services.....................................           48,306         46,968         45,883          46,024
                                                            --------------------------------------------------------
       Gross profit..................................           15,201         16,699         14,128          15,676
General and administrative expenses..................           18,708         19,678         19,538          19,077
Merger restructuring and severance cost..............                -          3,700          5,500               -
                                                            --------------------------------------------------------
       Income (loss) from operations.................           (3,507)        (6,679)       (10,910)         (3,401)
Interest income, net.................................              718            630            492             531
Other expense, net...................................              (56)           (84)          (186)           (671)
                                                            --------------------------------------------------------
       Income (loss) before income taxes.............           (2,845)        (6,133)       (10,604)         (3,541)
Provision (benefit) for income taxes.................           (1,138)        (2,269)        (4,426)         (1,416)
                                                            --------------------------------------------------------
       Net income (loss).............................       $   (1,707)    $   (3,864)    $   (6,178)     $  (2,125)
                                                            ========================================================
Diluted net income (loss) per share                         $    (0.07)    $    (0.16)    $    (0.25)     $   (0.09)
                                                            ========================================================

1999

Net revenue..........................................       $   58,864     $   60,919     $   61,411      $   56,369
Cost of services.....................................           35,144         36,969         37,697          38,983
                                                            --------------------------------------------------------
       Gross profit..................................           23,720         23,950         23,714          17,386
General and administrative expenses..................           17,680         17,531         17,061          17,040
Merger, restructuring and severance costs............              110          1,718              -           1,722
                                                            --------------------------------------------------------
       Income (loss) from operations.................            5,930          4,701          6,653         (1,376)
Interest income, net.................................              600            602            654             745
Other income, net....................................               22          3,875             19              25
                                                            --------------------------------------------------------
       Income (loss) before income taxes.............            6,552          9,178          7,326           (606)
Provision (benefit) for income taxes.................            2,818          2,288          2,789           (252)
                                                            --------------------------------------------------------
       Net income (loss).............................       $    3,734     $    6,890     $    4,537      $    (354)
                                                            ========================================================
Diluted net income (loss) per share                         $     0.16     $     0.29     $     0.19      $   (0.01)
                                                            ========================================================

                                        PERCENTAGE OF NET REVENUE

                                                            FIRST         SECOND          THIRD          FOURTH
                                                           QUARTER        QUARTER        QUARTER         QUARTER
                                                           -------        -------        -------         -------
2000
----
Net revenue..........................................      100.0%         100.0%         100.0%          100.0%
Cost of services.....................................       76.1           73.8           76.5            74.6
                                                           -------        -------        -------         -------
       Gross profit..................................       23.9           26.2           23.5            25.4
General and administrative expenses..................       29.5           30.9           32.6            30.9
Merger, restructuring and severance costs............        0.0            5.8            9.2             0.0
                                                           -------        -------        -------         -------
       Income (loss) from operations.................       (5.5)         (10.5)         (18.2)           (5.5)
Interest income, net.................................        1.1            1.0            0.8             0.9
Other expense, net..................................       (0.1)          (0.1)          (0.3)           (1.1)
                                                           -------        -------        -------         -------
       Income (loss) before income taxes.............       (4.5)          (9.6)         (17.7)           (5.7)
Provision (benefit) for income taxes.................       (1.8)          (3.6)          (7.4)           (2.3)
                                                           -------        -------        -------         -------
       Net income (loss).............................       (2.7)%         (6.1)%        (10.3)%          (3.4)%
                                                           =======        =======        =======         =======


1999
----
Net revenue..........................................      100.0%         100.0%         100.0%          100.0%
Cost of services.....................................       59.7           60.7           61.4            69.2
                                                           -------        -------        -------         -------
       Gross profit..................................       40.3           39.3           38.6            30.8
General and administrative expenses..................       30.0           28.8           27.8            30.2
Merger, restructuring and severance costs............        0.2            2.8            0.0             3.0
                                                           -------        -------        -------         -------
       Income (loss) from operations.................       10.1            7.7           10.8            (2.4)
Interest income, net.................................        1.0            1.0            1.1             1.3
Other income, net....................................        0.0            6.4            0.0             0.0
                                                           -------        -------        -------         -------
       Income (loss) before income taxes.............       11.1           15.1           11.9            (1.1)
Provision (benefit) for income taxes.................        4.8            3.8            4.5            (0.5)
                                                           -------        -------        -------         -------
       Net income (loss).............................        6.3%          11.3%           7.4%           (0.6)%
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

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2000, the Company used cash flow for operations of $12.8 million. During the year ended December 31, 2000, the Company used cash flow of approximately $5.0 million to purchase property and equipment, including computer and related equipment and office furniture. Depreciation and amortization expense for the year ended December 31, 2000 was approximately $6.4 million. During the year ended December 31, 2000, the Company generated cash flow of $2.1 million from financing activities. At December 31, 2000, the Company had working capital of $62.8 million and long-term investments of $4.5 million. At December 31, 1999, the Company had working capital of $72.0 million and long-term investments of $17.1 million. The primary reason for the decrease in working capital and long-term investments was cash spent to fund the company's operating losses and restructuring costs. At December 31, 2000, FCG had a total of approximately $30.0 million of cash and liquid investments.

The Company had a $9 million revolving line of credit available through May 1, 2000, at the bank's prevailing prime rate. This line of credit expired at that point, but was reinstituted at $10 million in early 2001 on similar terms. The Company has a note payable to the bank with a remaining balance of $131,000 at December 31, 2000. The note bears interest at the bank's prime rate plus 0.5% and is payable in monthly installments of $4,000 plus interest with the last installment due July 1, 2003. All borrowings under the Company's credit facilities are secured by the Company's accounts receivable and other rights to payment, general intangibles and equipment. The line of credit agreement provides that the Company must satisfy certain covenants and restrictions.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2001, either as part of FCG's Proxy Statement for its 2001 Annual Meeting or as an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2001, either as part of FCG's Proxy Statement for its 2001 Annual Meeting or as an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2001, either as part of FCG's Proxy Statement for its 2001 Annual Meeting or as an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2001, either as part of FCG's Proxy Statement for its 2001 Annual Meeting or as an amendment to this Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)   The following financial statements are filed as part of this
              Annual Report on Form 10-K:

                                                                                                               PAGE
                                                                                                               ----
-      Consolidated Balance Sheets-- December 31, 2000 and December 31, 1999...................................34

-      Consolidated Statements of Operations -- Years Ended
       December 31, 2000, 1999 and 1998........................................................................35

-      Consolidated Statement of Changes in Stockholders' Equity--
       For the Three Years Ended December 31, 2000, 1999 and 1998..............................................36

-      Consolidated Statements of Cash Flows -- Years Ended
       December 31, 2000, 1999 and 1998........................................................................37

-      Consolidated Statements of Comprehensive Income -- Years Ended
       December 31, 2000, 1999 and 1998........................................................................38

-      Notes to Consolidated Financial Statements..............................................................39

-      Report of Independent Certified Public Accountants......................................................63

        (2)   The following financial statements schedule for the years ended
              December 31, 2000 and 1999, read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.

-      Schedule II-- Valuation and Qualifying Accounts.........................................................64

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

(b)      Reports on Form 8-K.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                                                                 AS OF DECEMBER 31,
                                                                                                --------------------
                                                                                                  2000        1999
                                                                                                --------   ---------
                                             ASSETS
  Current Assets
         Cash and cash equivalents............................................................  $ 11,429   $ 29,674
         Short-term investments...............................................................    15,146      3,726
         Accounts  receivable,  less  allowance  of  $3,331  and  $2,064  in  2000  and  1999,
         respectively.........................................................................    38,637     42,315
         Unbilled receivables.................................................................    17,465     15,737
         Deferred income taxes, net (Note D)..................................................     3,948         --
         Income tax receivable................................................................     2,232         --
         Prepaid expenses and other current assets............................................     1,845      2,562
                                                                                                --------   ---------
               Total current assets...........................................................    90,702     94,014

  Notes receivable - stockholders (Note E)....................................................     1,891      1,888
  Long-term investments.......................................................................     4,520     17,096
  Property and equipment
         Furniture, equipment, and leasehold improvements.....................................     7,805      7,550
         Information systems equipment........................................................    25,956     24,723
                                                                                                --------   ---------
                                                                                                  33,761     32,273
  Less accumulated depreciation and amortization..............................................    20,028     17,283
                                                                                                --------   ---------
                                                                                                  13,733     14,990
  Other assets

         Executive benefit trust (Note G).....................................................     6,872      6,832
         Unbilled long term receivables (Note A)..............................................    11,008        --
         Deferred income taxes, net (Note D)..................................................     2,817      2,105
         Goodwill, net........................................................................     9,927      6,478
         Other................................................................................       526        658
                                                                                                --------   ---------
                                                                                                  31,150     16,073
                                                                                                --------   ---------

               Total assets...................................................................  $141,996   $144,061
                                                                                                ========   =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities


         Current portion of long-term debt (Note C)...........................................  $     54  $      54
         Accounts payable.....................................................................     1,522        874
         Accrued liabilities..................................................................    11,035      6,516
         Accrued vacation.....................................................................     5,732      4,668
         Accrued bonuses......................................................................     3,283      4,432
         Deferred revenue.....................................................................       108        722
         Customer advances....................................................................     6,178      2,592
         Income taxes payable.................................................................       --       2,180
         Deferred income taxes (Note D).......................................................       --          11
                                                                                                --------   ---------
               Total current liabilities......................................................    27,912     22,049
  Non-current liabilities.....................................................................
         Long-term debt, net of current portion (Note C)......................................        91        146
         Supplemental executive retirement plan (Note G)......................................     6,588      6,959
         Minority interest....................................................................     2,143        --
                                                                                                --------   ---------
               Total non-current liabilities..................................................     8,822      7,105
  Commitments and contingencies (Note K)......................................................       --         --
  Stockholders' equity
         Preferred stock, $.001 par value;  9,500,000 shares authorized,  no shares issued and
         outstanding..........................................................................       --         --

         Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares
           authorized, no shares issued and outstanding.......................................       --         --
         Common Stock, $.001 par value; 50,000,000 shares authorized, 23,736,700 and
           23,943,092 shares issued and outstanding at December 31, 2000 and 1999,
           respectively.......................................................................        24         24
         Additional paid in capital...........................................................    92,455     99,993
         Retained earnings....................................................................    22,783     36,657
         Deferred compensation - stock incentive agreements (Notes A and H)...................    (2,850)    (5,495)
         Notes receivable - stockholders (Note E).............................................    (6,539)   (16,197)
         Accumulated other comprehensive income (loss)........................................      (611)       (75)
                                                                                                --------   ---------
               Total stockholders' equity.....................................................   105,262    114,907
                                                                                                --------   ---------

               Total liabilities and stockholders' equity.....................................  $141,996   $144,061
                                                                                                ========   =========

-------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In Thousands, Except Per Share Data)

                                                                                YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                       2000             1999             1998
                                                                    --------          --------         --------
Net revenue......................................................   $248,885          $237,563         $196,290

Cost of services.................................................    187,181           148,793          110,836
                                                                    --------          --------         --------
              Gross profit.......................................     61,704            88,770           85,454

General and administrative expenses..............................     77,001            69,312           63,290

Merger, restructuring and severance costs........................      9,200             3,550            6,041
                                                                    --------          --------         --------
                        Income (loss) from operations............    (24,497)           15,908           16,123

Other income

       Interest income...........................................      2,459             2,648            2,381

       Interest expense..........................................        (88)              (47)             (74)

       Other income (expense), net...............................       (997)            3,941               55
                                                                    --------          --------         --------
              Income (loss) before income taxes..................    (23,123)           22,450           18,485

Provision (benefit) for income taxes.............................     (9,249)            7,643           10,234
                                                                    --------          --------         --------
              Net income (loss)..................................   $(13,874)         $ 14,807         $  8,251
                                                                    ========          ========         ========
Basic net income (loss) per share................................   $  (0.57)         $   0.63         $   0.38
                                                                    ========          ========         ========
Shares used in computing basic net income per share..............     24,529            23,416           21,567

Diluted net income (loss) per share..............................   $  (0.57)         $   0.61         $   0.36
                                                                    ========          ========         ========
Shares used in computing diluted net income per share............     24,529            24,231           23,010

-------------------------------------------------------------------------------
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY-- FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                        (In Thousands)

                                        COMMON STOCK                            OTHER
                                    -------------------             RETAINED COMPREHENSIVE  DEFERRED
                                     SHARES     AMOUNT     APIC     EARNINGS   INCOME      COMPENSATION
---------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997           19,295      $ 19     $33,530    $13,719   $  31        $(3,635)
Issuance of Common Stock under
   the RSAs                             362         -       5,093          -       -         (1,158)
Compensation recognized under
  the RSAs                                -         -           -          -       -            735
Common Stock released under the
  ASOP                                    -         -         560          -       -              -
Interest income on stockholders'
  notes receivable                        -         -           -          -       -              -
Elimination of put obligation             -         -           -          -       -              -
Excess income tax benefits
  attributed to exercised stock
  options                                 -         -          26          -       -              -
Exercise of stock options                 -         -         260          -       -              -
Issuance of Common Stock in
  public offering                     3,802         4      44,696          -       -              -
Cancellation of treasury stock         (859)        -        (554)         -       -              -
Net income                                -         -           -      8,251       -              -
Unrealized gain on securities             -         -           -          -      71              -
Foreign currency translation
  adjustments                             -         -           -          -     (22)             -
Payment of distributions to
  shareholders of predecessor
  companies prior to acquisition          -         -           -       (120)      -              -
                                     -------     ----     -------    -------    -----       --------

BALANCE, DECEMBER 31, 1998           22,601        23      83,611     21,850      80         (4,058)
Issuance of Common Stock under
  the RSAs                              574         -       9,481          -       -         (2,516)
Compensation recognized under
  the RSAs                                -         -           -          -       -          1,079
Common Stock released under the
  ASOP                                    -         -       2,938          -       -              -
Interest income on stockholders'
  notes receivable                        -         -           -          -       -              -
Excess income tax benefits
  attributed to exercised stock
  options                                 -         -         267          -       -              -
Exercise of stock options               768         1       3,696          -       -              -
Net income                                -         -           -     14,807       -              -
Unrealized loss on securities             -         -           -          -    (203)             -
Foreign currency translation
  adjustments                             -         -           -          -      48              -
                                     -------     ----     -------    -------    -----       --------
BALANCE, DECEMBER 31, 1999           23,943        24      99,993     36,657     (75)        (5,495)
Issuance of Common Stock under
  the RSAs                              528         -       4,238          -       -         (1,172)
Compensation recognized under
  the RSAs                                -         -           -          -       -          1,079
Compensation recognized under
  the RSAs due to stock vesting
  acceleration                            -         -         500          -       -              -
Common Stock released under the
  ASPP                                  409         1       1,436          -       -              -
Common stock released under the
  ASOP                                    -         -         255          -       -              -
Interest income on stockholders'
  notes receivable                        -         -           -          -       -              -
Exercise of stock options                91         -         512          -       -              -
Stock Repurchases                      (124)        -        (944)         -       -            265
Common Stock issued in
  connection with business
  acquisition and investment            222         -       2,000          -       -              -
Net loss                                  -         -           -    (13,874)      -              -
Rescission of Common Stock under
  the RSAs                           (1,332)       (1)    (15,306)         -       -          2,473
Refund of loan repayments made
  under RSAs                              -         -        (229)         -       -              -
Unrealized loss on securities             -         -           -          -      90              -
Foreign currency translation
  adjustments                             -         -           -          -    (626)             -
                                     -------     ----     -------    -------    -----       --------
BALANCE, DECEMBER 31, 2000           23,737      $ 24     $92,455    $22,783  $ (611)       $(2,850)
                                     =======     ====     =======    =======  =======       ========


                                  UNEARNED     NOTES
                                    ASOP    RECEIVABLE-      PUT         TREASURY
                                  SHARES    STOCKHOLDERS  OBLIGATION      STOCK        TOTAL
-------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997        $(853)     $(5,134)      $(9,965)      $(632)       $27,080
Issuance of Common Stock under
   the RSAs                           -       (2,698)            -           -          1,237
Compensation recognized under
  the RSAs                            -            -             -           -            735
Common Stock released under the
  ASOP                              114            -             -           -            674
Interest income on stockholders'
  notes receivable                    -         (349)            -           -           (349)
Elimination of put obligation         -            -         9,965           -          9,965
Excess income tax benefits
  attributed to exercised stock
  options                             -            -             -           -             26
Exercise of stock options             -            -             -          78            338
Issuance of Common Stock in

  public offering                     -            -             -           -         44,700
Cancellation of treasury stock        -            -             -         554              -
Net income                            -            -             -           -          8,251
Unrealized gain on securities         -            -             -           -             71
Foreign currency translation
  adjustments                         -            -             -           -            (22)
Payment of distributions to
  shareholders of predecessor
  companies prior to acquisition      -            -             -           -           (120)
                                  ------     --------        ------       -----       --------

BALANCE, DECEMBER 31, 1998         (739)      (8,181)            -           -         92,586
Issuance of Common Stock under
  the RSAs                            -       (7,148)            -           -           (183)
Compensation recognized under
  the RSAs                            -            -             -           -          1,079
Common Stock released under the
  ASOP                              739            -             -           -          3,677
Interest income on stockholders'
  notes receivable                    -         (868)            -           -           (868)
Excess income tax benefits
  attributed to exercised stock
  options                             -            -             -           -            267
Exercise of stock options             -            -             -           -          3,697
Net income                            -            -             -           -         14,807
Unrealized loss on securities         -            -             -           -           (203)
Foreign currency translation
  adjustments                         -            -             -           -             48
                                  ------     --------        ------       -----       --------
BALANCE, DECEMBER 31, 1999            -      (16,197)            -           -        114,907
Issuance of Common Stock under
  the RSAs                            -       (2,854)            -           -            212
Compensation recognized under
  the RSAs                            -            -             -           -          1,079
Compensation recognized under
  the RSAs due to stock vesting
  acceleration                        -            -             -           -            500
Common Stock released under the
  ASPP                                -            -             -           -          1,437
Common stock released under the
  ASOP                                -            -             -           -            255
Interest income on stockholders'
  notes receivable                    -       (1,001)            -           -         (1,001)
Exercise of stock options             -            -             -           -            512
Stock repurchases                     -          679             -           -              -
Common Stock issued in
  connection with business
  acquisition and investment          -            -             -           -          2,000
Net loss                              -            -             -           -        (13,874)
Rescission of Common Stock under
  the RSAs                            -       12,834             -           -              -
Refund of loan repayments made
  under RSAs                          -            -             -           -           (229)
Unrealized loss on securities         -            -             -           -             90
Foreign currency translation
  adjustments                         -            -             -           -           (626)
                                  ------     --------        ------       -----       --------
BALANCE, DECEMBER 31, 2000            -      $(6,539)            -           -       $105,262
                                  ======     ========        ======       =====       ========


-----------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                            --------------------------------------
                                                                               2000          1999           1998
                                                                            ----------     --------       --------
Cash flows from operating activities:
     Net income (loss)                                                      $(13,874)      $14,807        $8,251
       Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization................................        6,395         5,709         5,650
          Goodwill amortization........................................        1,524         1,102            --
          Goodwill impairment..........................................        1,441            --            --
          Write down of investments....................................          900            --            --
          Provision for bad debts......................................        1,267           615           637
          Deferred income taxes........................................       (4,671)       (7,649)         (657)
          Loss (gain) on sale of assets................................          (23)          (66)          183
          Minority interest in net income..............................          149            --            --
          Compensation from stock issuances............................        1,579         4,146         1,409
          Interest income on notes receivable - stockholders...........       (1,004)         (981)         (455)
     Change in assets and liabilities:
          Accounts receivable..........................................        2,411        (5,520)      (16,562)
          Unbilled receivables.........................................       (1,728)       (2,552)       (5,007)
          Prepaid expenses and other current assets....................          721             3        (1,253)
          Income tax receivable........................................       (2,232)           --         1,114
          Unbilled long term receivable................................      (11,008)           --            --
          Other assets.................................................          132           126          (471)
          Accounts payable.............................................          648        (1,276)          426
          Accrued liabilities..........................................        4,833        (1,061)        4,560
          Accrued vacation.............................................        1,064         2,013           732
          Accrued bonuses..............................................       (1,149)        1,283         2,240
          Deferred revenue.............................................         (614)          231            71
          Customer advances............................................        3,586           176           451
          Income tax payable...........................................       (2,180)       (5,331)        7,118
          Supplemental executive retirement plan.......................         (411)         (110)          237
          Other........................................................         (547)           31           (22)
                                                                            ----------     --------       --------
             Net cash provided by (used in) operating activities.......      (12,791)        5,696         8,652
                                                                            ----------     --------       --------
Cash flows from investing activities:
     Purchase of investments...........................................      (62,807)     (138,581)     (539,176)
     Proceeds from sale/maturity of investments........................       63,263       150,368       507,036
     Purchase of property and equipment................................       (5,016)       (9,619)       (7,098)
     Acquisition of business, net of cash and cash equivalents.........       (3,000)       (2,803)       (3,905)
     Proceeds from disposal of property and equipment..................           --            --            19
                                                                            ----------     --------       --------
             Net cash used in investing activities.....................       (7,560)         (635)      (43,124)

 Cash flows from financing activities:
     Net borrowings (payments) on line of credit.......................           --            --        (2,000)
     Proceeds from issuance of long term debt..........................           --            --            44
     Principal payments on long term debt..............................          (55)         (105)         (872)
     Proceeds from issuance of capital stock, net......................        2,161         3,373        45,970
     Distributions to shareholders of acquired companies...............           --            --          (120)
     Proceeds from sale of forfeited ASOP shares.......................           --           608            --
                                                                            ----------     --------       --------
             Net cash provided by financing activities.................        2,106         3,876        43,022
                                                                            ----------     --------       --------
             Net change in cash and cash equivalents...................      (18,245)        8,937         8,550
Cash and cash equivalents at beginning of period.......................       29,674        20,737        12,187
                                                                            ----------     --------       --------
Cash and cash equivalents at end of period.............................     $ 11,429       $29,674       $20,737
                                                                            ==========     ========       ========
Cash paid during the period for:
     Interest..........................................................     $     88       $    46       $    95
     Income taxes......................................................     $     29       $20,185       $ 3,372

------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                              (In Thousands)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 2000           1999         1998
                                                                              ---------       -------       ------
Net income (loss)................................................             $(13,874)       $14,807       $8,251

Other comprehensive income, net of tax

      Foreign currency translation adjustments...................                 (626)            48          (22)

      Unrealized holding gains (losses) on securities during period:                90           (203)          71

          Less reclassification adjustment for gains included
              in net income                                                         --             --           --
                                                                              ---------       -------       ------
              Other comprehensive income (loss)..................                 (536)          (155)          49
                                                                              ---------       -------       ------
              Comprehensive income (loss)........................             $(14,410)       $14,652       $8,300
                                                                              =========       =======       ======

-------------------------------------------------------------------------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

First Consulting Group, Inc. and its subsidiaries (the "Company") is a leading provider of information technology and other consulting services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company's services are designed to assist its clients in increasing operations effectiveness by reducing cost, improving customer service and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services. The Company's services and consultants are supported by internal research and a centralized information system, which provides real-time access to current industry and technology information, project methodologies, experiences and tools.

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

     4.  UNBILLED RECEIVABLES

     Unbilled receivables represent the recognized net revenue for services performed that had not been billed to clients at the balance sheet date. Such amounts are billed as project requisites are met.

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

                FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTA A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     6.  OTHER INCOME/EXPENSE

     Other income in 1999 primarily consists of the proceeds from a life insurance policy. Other expense in 2000 primarily consists of the reduction in the carrying value of an equity investment and the elimination of minority interests in consolidated companies.

     7.  REVENUE RECOGNITION

     The Company generates substantially all of its revenue from fees for professional services. The Company typically bills for its services on an hourly, fixed-fee or fixed-fee per month basis. For services billed on an hourly basis, the Company recognizes revenue as services are performed. For services billed on a fixed-fee or fixed-fee per month basis, the Company recognizes revenue using the percentage of completion method. Revenue is recorded as hours are incurred at assignment rates net of any adjustments due to specific engagement situations.

     8.  STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and has adopted the disclosure provisions of Statement of Financial Accounting Standards 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. See Note F below.

     9.  BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that convertible shares and stock options were converted or exercised. Convertible shares and stock options are not considered when computing net loss per share. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. ASOP shares that have not been committed to be released are not treated as outstanding when determining the weighted average number of shares for either basic or diluted net income per share. All share and per share data amounts have been adjusted to reflect a four-for-one stock split in January 1998.

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

NOTA A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

     12. GOODWILL

     Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally five to ten years. Accumulated amortization, at December 31, 2000 and 1999, was $2,319,000 and $1,361,000, respectively. The Company periodically assesses the recoverability of its goodwill based on a review of projected undiscounted cash flows of the related operating entities.

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

     16. RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

                FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTA A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     17. LONG-TERM UNBILLED RECEIVABLES

     Long-term unbilled receivables of $11,008,000 represents revenue recognized using the percentage of completion accounting in excess of amounts currently billable on a major outsourcing contract. This contract has a duration of seven years. The long-term receivable will be billed and collected gradually over the remaining six years of the contract through contractual billings that will exceed the amounts to be earned as revenue.

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

                                                                YEAR ENDED
             (In thousands)                                 DECEMBER 31, 1998
                                                            -----------------
                   Net revenue

                           FCG............................      $130,714
                           ISCG...........................        62,976
                           Pareto.........................         2,600
                                                                --------
                                    Combined..............      $196,290
                                                                ========

                   Net income

                           FCG............................        $5,972
                           ISCG...........................         2,095
                           Pareto.........................           184
                                                                 -------
                                    Combined..............        $8,251
                                                                 =======

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

WAVEFRONT

In February 1998, the Company acquired all of the outstanding shares of capital stock of WaveFront Consulting, Inc. ("WaveFront") for an initial cash payment of $3,650,000, plus conditional payments based upon future operating income. WaveFront is an information technology consulting firm located in Vienna, Virginia, specializing in providing distributed computing solutions, including client/server and internet development, principally in the telecommunications industry. WaveFront had 30 employees and reported revenues of $2.8 million for the year ended December 31, 1997. This acquisition was accounted for using the purchase method of accounting. The fair value of the identifiable net assets acquired was approximately $300,000. The remainder of the purchase price including the conditional payments has been allocated to goodwill.

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

DOGHOUSE

On May 24, 2000, the Company created a new e-services company composed of the newly acquired web development and design business of Doghouse Products, LLC and existing web expertise from FCG. Under the terms of the agreement, FCG acquired certain assets of Doghouse Productions, LLC for approximately $6.7 million including $3,000,000 of cash, $1,800,000 of FCG Stock, and a minority

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


equity stake in the new e-service company valued at $1,940,000. The acquisition was accounted for using the purchase method of accounting and the allocation of the purchase price is set forth below:

                    Consideration Paid                           $6,740,000
                    Fair Value of Tangible Assets                   181,000
                    Fair Value of Liabilities assumed                82,000
                    Goodwill                                      6,641,000

The accounts of Activa, SDC, WaveFront, Greenhalgh and Doghouse have been included in the accompanying financial statements for the period from their respective purchase dates through December 31, 2000. Pro forma information as if these acquisitions had occurred on January 1, 1998 have not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C -- NOTES PAYABLE

The Company had a $9,000,000 revolving line of credit which was available through May 1, 2000, at the bank's prevailing prime rate. This line of credit expired at that point, but was reinstated for $10,000,000 in early 2001 with an expiration date of September 1, 2001. The balance outstanding on this line of credit was zero at December 31, 2000, and 1999. Borrowings on the line are collaterized by all of the Company's deposit accounts, accounts receivable and equipment. Under the line of credit agreement, the Company is required to pay a fee equal to 0.25% per annum on the average daily-unused balance and maintain selected financial ratios.

Long-term debt is summarized as follows (in thousands):

                                                    AS OF DECEMBER 31,
                                                 -------------------------
                                                  2000               1999
                                                 -------            ------
          Note payable to bank................    $131               $182
          Other note payable..................      14                 18
                                                 -------            ------
                                                   145                200

          Less current portion................      54                 54
                                                  ------             ------
          Non-current portion.................    $ 91               $146
                                                  ======             ======

The note payable to bank is collateralized by all deposit accounts, accounts receivable, and equipment of the Company. The note bears interest at the bank's prime rate (9.5% and 8.25% at December 31, 2000 and 1999, respectively) plus 0.5%. The note is payable in monthly installments of $4,000 plus interest with the last installment due July 1, 2003.

                  FIRST CONSOLIDATED GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D -- INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                     2000        1999         1998
                                                   -------     -------      -------
Current:
     Federal.....................................  $(5,212)    $12,236      $ 8,829
     State.......................................      272       3,056        1,990
     Foreign.....................................        -           -           72
                                                   -------     -------      -------
         Total current...........................   (4,940)     15,292       10,891

Deferred:
     Federal.....................................   (3,547)     (6,133)        (510)
     State.......................................     (762)     (1,516)        (147)
                                                   -------     -------      -------
         Total deferred..........................   (4,309)     (7,649)        (657)
                                                   -------     -------      -------
Provision for income taxes.......................  $(9,249)    $ 7,643      $10,234
                                                   =======     =======      =======

Temporary differences consist of the following (in thousands):

                                                                 AS OF DECEMBER 31,
                                                              ---------------------
                                                                 2000         1999
                                                              ---------    --------
Deferred tax assets:
     Depreciation............................................. $   232        487
     Bad debts................................................   1,153        791
     Supplemental executive retirement plan contributions.....   2,648      2,992
     Accrued liabilities......................................   4,511      2,565
     Net operating loss.......................................     345          -
     Other....................................................     543        409
                                                              ---------    --------
              Total current deferred tax assets...............   9,432      7,244

Deferred tax liabilities:
     Cash to accrual basis adjustment.........................   1,676      3,586
     Stock based compensation.................................     446        554
     Inside buildup on life insurance.........................     499        832
     Other....................................................      46        178
                                                              ---------    --------
         Total deferred tax liabilities.......................   2,667      5,150
                                                              ---------    --------
              Total net deferred tax assets...................  $6,765     $2,094
                                                              =========    ========

The balance sheet classifications of deferred taxes are as follows:

     Current deferred asset (liability).......................  $3,948     $  (11)
     Non-current deferred asset...............................   2,817      2,105
                                                              ---------    --------
              Total net deferred tax assets...................  $6,765     $2,094
                                                              =========    ========

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - INCOME TAXES (CONTINUED)

As a result of the following items, the total provision for income taxes was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

                                                                         YEAR ENDED DECEMBER 31,
                                                                        --------------------------
                                                                         2000      1999      1998
                                                                        -------    -----     ------
Federal income tax at statutory rate..................................  (35.0)%    35.0%     35.0%
Changes due to:
     State franchise tax, net of federal income tax benefit...........   (3.3)      4.4       5.9
     Acquisition costs................................................      -         -       9.2
     ASOP.............................................................      -       3.2       1.3
     Foreign losses without tax benefit...............................      -         -       1.6
     Non-deductible goodwill..........................................   (1.0)        -         -
     Meals and entertainment..........................................    1.7       1.1       1.1
     Tax exempt interest..............................................   (1.3)     (1.5)     (1.9)
     Life insurance proceeds..........................................      -      (5.8)        -
     Other............................................................   (1.1)     (2.2)      3.2
                                                                        -------    -----     ------
                                                                        (40.0)%    34.2%     55.4%
                                                                        =======    =====     ======

The Company has state net operating loss carryforwards of approximately $6.6 million, expiring principally in years 2005 through 2010. These carryforwards are available to offset future state taxable income.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - NOTES RECEIVABLE - STOCKHOLDERS

Notes receivable from stockholders consist primarily of loans provided to corporate officers ("officers") at the level of vice president and above for the purchase of shares of Common Stock (see Note H). Notes received in exchange for Common Stock have been classified as a reduction of stockholders' equity. In addition, prior to the Company's initial public offering in February 1998, the Company provided such officers with notes to cover the exercise price and associated taxes related to the exercise of stock options. Notes are non-interest bearing and have been discounted using imputed annual interest rates from 4.94% to 6.36%. The notes are secured by each officer's holdings of FCG Common Stock. Prior to the initial public offering, the notes were issued on a non-recourse basis. For notes issued subsequent to the offering, any loan amounts in excess of the value of the stock securing the notes are either 70% or 100% recourse to the borrower.

All loans are due in ten years. In addition, the Company generally requires participants to pay, each year, the greater of 10% of the outstanding amounts or 50% of the after tax amount of any annual bonus received by them to repay outstanding amounts of the notes. Stockholders' notes receivable received in exchange for Common Stock were $8,628,000 and $20,657,000 as of December 31, 2000 and 1999, respectively. Discount for imputed interest on these notes receivable was $2,089,000 and $4,460,000 as of December 31, 2000 and 1999,
respectively. Amortization of deferred compensation resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers for the purchase of shares of Common Stock was $1,079,000 and $868,000 for the years ended December 31, 2000 and 1999, respectively. Stockholders' notes receivable related to advances to officers for payment of taxes associated with stock option exercises were $2,263,000 and $2,341,000 as of December 31, 2000 and 1999, respectively. Discount for imputed interest on these notes receivable was $372,000 and $453,000 as of December 31, 2000 and 1999, respectively.

In December 2000, FCG eliminated its requirement that all vice presidents purchase and hold shares of FCG stock, based on legal and other factors. In addition, FCG offered to rescind each stock loan transaction made to each current and former vice president. The rescissions which occurred in 2000 decreased the shares outstanding by approximately 1.3 million shares, along with an elimination of $15.3 million of stock purchases loans made by FCG. Additional rescissions are to be finalized in 2001. The rescissions have no material impact on FCG's cash position or balance sheet, nor does FCG recognize any operating or one-time charge from these rescissions.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- STOCK OPTIONS

A summary of stock option transactions is as follows:

                                                          OPTION               WEIGHTED AVERAGE
                                                          SHARES                EXERCISE PRICE
------------------------------------------------ ------------------------- -------------------------
OUTSTANDING AT DECEMBER 31, 1997                         1,739,394                 $  6.07
     Granted                                               950,538                   16.12
     Exercised                                            (133,446)                   2.95
     Canceled                                             (255,461)                  10.16
------------------------------------------------ ------------------------- -------------------------

OUTSTANDING AT DECEMBER 31, 1998                         2,301,025                    9.95
     Granted                                             2,570,667                   12.37
     Exercised                                            (248,724)                   4.80
     Canceled                                             (479,376)                  12.78
------------------------------------------------ ------------------------- -------------------------
OUTSTANDING AT DECEMBER 31, 1999                         4,143,592                   11.43
     Granted                                             2,369,331                    7.79
     Exercised                                             (91,341)                   5.61
     Canceled                                           (1,407,055)                  13.19
------------------------------------------------ ------------------------- -------------------------
OUTSTANDING AT DECEMBER 31, 2000                         5,014,527                 $  9.32

At December 31, 2000, 1999 and 1998, 1,365,886, 613,015 and 419,096 options were exercisable, respectively at weighted average exercise prices of $9.99, $8.72 and $5.37, respectively. The following table summarizes information about stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        --------------------------------------------    -----------------------------
                                           WEIGHTED         WEIGHTED                        WEIGHTED
                                           AVERAGE           AVERAGE                        AVERAGE
  RANGE OF EXERCISE       NUMBER          REMAINING         EXERCISE         NUMBER         EXERCISE
        PRICE           OUTSTANDING    CONTRACTUAL LIFE       PRICE        EXERCISABLE       PRICE
--------------------    -----------    ----------------    ---------    --------------    -----------
$ 0.82   to   $ 5.88        788,226          7.33             $4.93          362,203           $4.60
  6.00   to     6.25      1,304,450          9.59             $6.09           70,000           $6.00
  6.31   to     9.50        896,505          8.52             $8.21          257,664           $8.20
  9.69   to    12.00      1,005,024          8.57            $10.92          310,940          $10.88
 12.06   to    17.61        768,264          8.11            $14.77          244,730          $14.45
 17.63   to    27.75        252,058          7.86            $20.69          120,349          $21.08
--------------------      ---------          ----            ------        ---------          ------
$ 0.82   to   $27.75      5,014,527          8.52             $9.32        1,365,886           $9.99
--------------------      ---------          ----            ------        ---------          ------

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                                                               YEAR ENDED DECEMBER 31,
                                                                   ----------------------------------------
                                                                      2000             1999            1998
                                                                   ---------         -------          ------
Net Income (Loss)                        As reported               $(13,874)         $14,807          $8,251
                                         Pro forma                  (19,582)           7,475           6,498

Basic  earnings   (loss)  per            As reported                  (0.57)             .63             .38
share                                    Pro forma                    (0.80)             .32             .30

Diluted  earnings  (loss) per            As reported                  (0.57)             .61             .36
share                                    Pro forma                    (0.80)             .31             .28

The fair value of the options granted under the plan in 2000, 1999 and 1998 calculated using the Black-Scholes pricing model were $4.98, $8.30, and $6.94 per share, respectively. The following assumptions were used in the Black-Scholes pricing model: expected dividend yield 0%, risk-free interest rate ranging from 5.5% to 7.18%, expected volatility factor of 1.0 for 2000 and 1999, and 0.5 for 1998, and an expected life ranging from six to seven years. Pro forma net income reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period, and compensation expense for options granted prior to January 1, 1995 is not considered.

For the year ended December 31, 2000, 1999 and 1998, compensation expense recognized in income for stock-based employee compensation related to the grant of options was $187,000, $214,000 and $251,000 respectively.


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

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN (CONTINUED)

Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 10% of annual base salary. The Company may make a voluntary "FCG contribution" for any year in an amount determined by the Board to the account of SERP participants. FCG contributions vest 10% for each year of service (with up to five years service credit for participants who were vice presidents on January 1, 1994), provided that FCG contributions fully vest upon a change in control of the Company or upon a participant's death, disability or attainment of age 65. Company contributions to the SERP were $1,414,000, $1,198,000, and $726,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

The contributions to the SERP are invested by the Company in variable life insurance contracts. Management believes that the participants' account balance, cash surrender value of life insurance and death benefits will be sufficient to satisfy the Company's obligations under the SERP.

NOTE H - STOCK INCENTIVE AGREEMENTS

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

Under the 1994 Plan, the Company has entered into RSAs with each of its officers. The 1994 Plan and RSAs provide that each person, upon becoming an officer of the Company, must purchase and hold a specific minimum number of shares of Common Stock. Officers at Levels I and II have been required to purchase and hold that number of shares equal to one times the officer's base salary divided by the then-current fair value of the Common Stock. Officers at Levels III and IV have been required to purchase and hold that number of shares equal to two times the officer's base salary divided by the then-current fair value of the Common Stock, which, prior to the completion of the Company's initial public offering in February, 1998, was determined by reference to a report prepared for the Company by an independent valuation firm.

For RSAs executed prior to the IPO, shares purchased under such RSAs are subject to a 7-year vesting period beginning the date upon which an individual becomes an officer and vest annually upon the completion of each year of service. Automatic acceleration of vesting occurs upon death or permanent disability of an officer and upon certain changes in ownership of the Company. Acceleration of vesting also occurs once the officer attains the age of 59 and has held the shares for at least three years. Shares purchased after the IPO date are fully vested upon purchase.

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

NOTE H - STOCK INCENTIVE AGREEMENTS (CONTINUED)

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

Pre-IPO officers paid the purchase price of the shares by means of non-recourse and non-interest bearing promissory notes, which notes are secured by the shares of stock held by such officers. For RSAs executed after IPO, the shares are paid for with a non-interest bearing promissory note secured by the shares of stock held by the officer, which has recourse against the officer's personal assets for either 70% or 100% of the outstanding balance in excess of the value of the security. The shares are fully vested upon their purchase, but are held by the Company as collateral against the associated loan.

In December 2000, FCG eliminated its requirement that all vice presidents purchase and hold shares of FCG stock, based on legal and other factors. In addition, FCG offered to rescind each stock loan transaction made to each current and former vice president. The rescissions which occurred in 2000 decreased the shares outstanding by approximately 1.3 million shares, along with an elimination of $15.3 million of stock purchases loans made by FCG. Additional rescissions are to be finalized in 2001. The rescissions have no material impact on FCG's cash position or balance sheet, nor does FCG recognize any operating or one-time charge from these rescissions.

All RSAs also contain non-competition and non-solicitation provisions which apply generally to the officer's employment with the Company and which continue to bind the officer even after repurchase of all shares by the Company; provided, however, that such provisions may be superseded by an employment agreement entered into between the Company and the officer.

NON-QUALIFIED STOCK OPTION AGREEMENT

Effective January 1, 1996, and restated January 1, 1997, the Company executed and adopted a non-qualified stock option agreement for certain officers. The principal terms of the agreement provided that for each share of stock purchased at fair market value, the stockholder was granted one exercisable stock option which allowed the stockholder to purchase additional shares at a price below the fair market value of the Common Stock. During 1997 and 1996, 215,176 and 366,168 shares, respectively, were granted under the provisions of the agreement and stockholders exercised options on 364,728 and 127,416 shares of Common Stock, respectively. Deferred compensation of $512,000 and $737,000 was recorded for the years ended December 31, 1997 and 1996, respectively, related to the granting of options under this agreement. Compensation expense related to the amortization of the deferred compensation on these options approximated $69,000, $95,000 and $125,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Effective December 19, 1995, the Company executed and adopted a non-qualified stock option agreement for certain vice presidents. The principal terms of the agreement provided that for each share of stock purchased at fair market value of the Common Stock, the stockholder was granted two exercisable stock

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - STOCK INCENTIVE AGREEMENTS (CONTINUED)

options which allow the stockholder to purchase additional shares at approximately 20% of the fair market value of the Common Stock. During 1995, 1,279,440 stock options were granted under the provisions of the agreement and vice presidents exercised options for 733,008 shares of Common Stock. Compensation expense related to these options approximated $118,000, $119,000 and $126,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 1997, all below market stock options had been exercised and no below market options have been issued since.

OTHER EQUITY PLANS

On August 22, 1997, the Board adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan") and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors' Plan). On January 15, 1998, the stockholders approved the plans, authorizing issuance of up to 1,600,000 shares of FCG Common Stock under the 1997 Equity Plan and 200,000 shares of FCG Common Stock under the 1997 Directors' Plan. On February 26, 1999, the stockholders approved amendments to the plans to increase the authorized number of shares issuable under such plans to 3,500,000 shares for the 1997 Equity Plan and 300,000 shares for the 1997 Directors' Plan. In June 2000, the stockholders further increased the number of shares issuable under the 1997 Equity plan to 4,500,000 shares. Stock awards issued under the 1997 Equity Plan vest over a ten-year term from the date of grant. Under the 1997 Equity Plan, the Company granted employees 1,391,307, 1,844,233, and 532,217 options to purchase Common Stock at an exercise price equal to the market price of Common Stock on the date of grant in the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, and 1999, 932,420, and 486,323 of these options were exercisable, respectively. The Company had no stock appreciation rights issued or outstanding for the years ended December 31, 2000 and 1999.

The 1997 Directors' Plan provides for non-discretionary stock option grants to directors of the Company who are not employed by the Company or an affiliate. Each person who, on the date of adoption of the 1997 Directors'
Plan, was then a non-employee director of the Company, automatically received an option to purchase 20,000 shares of Common Stock. Each person thereafter elected as a non-employee director receives an option to purchase 4,000 shares of common Stock when first elected. On January 1 of each year, each person who is a non-employee director is automatically granted an additional option to purchase 4,000 shares of Common Stock. All options issued under the 1997 Directors' Plan have an exercise price equal to market price of Common Stock on the date of grant and expire ten years after the date of grant. The initial 20,000 share grants vest over five years following the date of grant; all 4,000 share grants vest over the 12 months following the date of grant. Under the plan in the years ended December 2000, 1999, and 1998, respectively, the Company granted 32,000, 32,000, and 20,000 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on date of grant. These options vest over a ten-year term from date of grant. As of December 31, 2000, 129,860 of these shares are exercisable.

Under the Company's amended 1989 Stock Option Plan (a plan carried over from ISCG subsequent to the merger), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant and generally expire ten years from the date of grant. Options granted prior to July 25, 1996 generally vest at a rate of 20% per annum beginning on the second anniversary of the grant date. Options granted on or after July 25, 1996 generally vest ratably over a five-year period. In 1997, ISCG's Board of Directors amended this plan with subsequent stockholder approval, to increase the number of shares of Common Stock authorized for issuance under the plan from 962,500 to 1,270,500 shares. Under the plan, the

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - STOCK INCENTIVE AGREEMENTS (CONTINUED)

Company granted employees 43,496, 422,784, and 191,091 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on the date of grant in the years ended December 31, 2000, 1999, and 1998, respectively. As of December 31, 2000, 1999, and 1998, 261,860,
126,692, and 187,548 of the options were exercisable, respectively.

On August 4, 1999, the Company's Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the "1999 Non-Officer Plan"). The Plan authorizes the issuance of up to 1,000,000 shares of Common Stock pursuant to nonstatutory stock options, stock bonuses, rights to purchase restricted stock and stock appreciation rights to employees who are not officers of the Company. Stock options granted under the Plan are granted at fair market value of FCG Common Stock as of the date of grant, and vest over five years and expire ten years following the date of grant. Under the Plan, the Company granted non-officer employees 902,200 and 271,650 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on the date of grant in the years ended December 31, 2000 and 1999 respectively. As of December 31, 2000, 41,732 of the options were exercisable.

In May 2000, the Board of FCG Doghouse ("FCGDH"), a 94% owned subsidiary of FCG, adopted the FCG Doghouse Equity Incentive Plan (the "FCGDH Equity Plan") and authorized the issuance of up to 7,500,000 shares. Stock awards issued under the FCGDH Equity Plan vest over a ten-year from the date of grant. Under the FCGDH Equity Plan, the Company granted employees 4,707,018 options to purchase Common Stock at an exercise price equal to the appraised value ($0.78 per share) of FCGDH common stock on the date of grant in the year ended December 31, 2000. As of December 31, 2000, none of these options were exercisable.


NOTE I -- ASSOCIATE 401(K) AND STOCK OWNERSHIP PLANS

Under FCG's 401(k) plan (or "ASOP"), participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($10,500 in 2000, and $10,000 in 1999 and 1998) and have the amount of such reduction contributed to the ASOP. In addition, the Company may make contributions to the ASOP on behalf of participants. Company contributions may be matching contributions allocated based on each participant's compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant's compensation, or allocated to some or all participants on a per capita basis.

The ASOP is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by the Company to the ASOP, and income earned thereon are not taxable until withdrawn and so that contributions by the Company, if any, will be deductible by the Company when made. Participants become vested in company contributions under two graded vesting schedules, so that matching and per capita contributions are fully vested after five years of service and profit sharing contributions are fully vested after seven years of service.

The ASOP was originally structured as a leveraged employee stock ownership plan. The ASOP borrowed $4.0 million from a third-party financial institution (the "ASOP loan") to purchase 1,429,848 shares of Common Stock in 1995. The shares of Common Stock so purchased were placed in a suspense account under the ASOP from which they were released and allocated to participants' accounts as the ASOP loan was repaid. The Company reported in its Statement of Financial Position the debt of the ASOP and unearned ASOP shares, which was the original cost basis of the ASOP shares pledged as collateral for the

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - ASSOCIATE 401(K) AND STOCK OWNERSHIP PLAN (CONTINUED)

debt. As shares were committed to be released, the Company credited unearned ASOP shares based on the cost of the shares to the ASOP. The Company recorded compensation expense based on the fair market value of the shares committed to be released. The difference between the fair value of shares committed to be released and the cost of those shares to the ASOP was either charged or credited to stockholders' equity accounts, as applicable.

The ASOP shares were as follows:

                                                                                  DECEMBER 31,
                                                                         -----------------------------
                                                                            1999               1998
                                                                         ----------        -----------
        Allocated shares                                                  1,469,430          1,309,223
        Unreleased shares                                                        --            248,393
                                                                         ----------        -----------
             Total ASOP shares.                                           1,469,430          1,557,616
        Fair market value of unreleased shares                           $       --         $5,092,000

As of December 31, 1999, the Company had exhausted the original pool of ASOP shares. In order to make its matching contribution for the quarter ended December 31, 1999, as well as allocating the final 27,294 unreleased shares from the original pool, the Company contributed (and allocated) 67,096 newly-issued shares. In 2000, the Company allowed its employees to individually determine whether they wanted to receive future Company contributions in FCG stock or in cash. For those employees who chose to continue to receive stock, the Company made its matching contributions in cash, and the ASOP used the cash to purchase FCG stock on the open market.

Compensation expense for the 401(k) match and the ASOP was approximately $5.6 million, $3.3 million, and $1.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's practice is to net unvested amounts forfeited by terminated employees against the current year 401(k) match. Had the Company not had these forfeitures, the compensation expense would have been approximately $6.3 million, $4.2 million and $2.7 million in 2000, 1999 and 1998, respectively.

In fiscal year 2000, the Board of Directors and the Company's shareholders approved the Associate Stock Purchase Plan (the "ASPP") under which 500,000 shares of the Company's Common Stock could be sold to employees. Under the Plan, employees can elect to have between 1% and 10% of their earnings withheld to be applied to the purchase of these shares. The purchase price under the Plan is generally a 15% discount from the lesser of the market price on the beginning or purchase date of the offering periods under such Plan. In fiscal year 2000, the Company issued 341,756 of the 500,000 authorized shares. The 2000 ASPP terminates on December 31, 2001.


NOTE J - CONCENTRATION OF CREDIT RISK


The Company maintains its cash balances in financial institutions located in Long Beach, California and Philadelphia, Pennsylvania. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2000, the Company had balances in excess of the insured amount of

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximately $9.2 million and $1.0 million, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

At December 31, 2000, the Company carried a long-term account receivable of approximately $11 million on its balance sheet from a single client. The receivable relates to a major outsourcing client, and will be paid down over a 6 year period.

NOTE K -- COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities, certain office space and living accommodations for consultants on short-term projects under operating leases that expire at various dates through 2012. At December 31, 2000, the Company was obligated under non-cancelable operating leases with future minimum rentals as follows (in thousands):

               YEAR ENDING DECEMBER 31,
               ------------------------
                           2001           ................   $6,618
                           2002           ................    6,446
                           2003           ................    6,050
                           2004           ................    4,129
                           2005           ................    3,601
                      2006 and Beyond     ................    9,306
                                                            -------
                                                            $36,150
                                                            =======

Rent expense aggregated $6,135,000, $5,244,000, and $4,276,000 for the years ended December 31, 2000, 1999, and 1998 respectively.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operation.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE L -- INVESTMENTS

Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity as a component of other comprehensive income. The net unrealized holding gain (loss) increased $150,000 in 2000. The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities (all of which are debt securities) held at December 31, 2000 and 1999 are summarized as follows:

                                                                          GROSS          GROSS
                                                      AMORTIZED        UNREALIZED      UNREALIZED      ESTIMATED
                                                        COST              GAINS          LOSSES        FAIR VALUE
                                                      ------------     ----------      ----------      ----------
        2000........................................   $18,349,000       $17,000        $  --         $18,366,000
        1999........................................   $19,954,000       $  --          $132,000      $19,822,000


The following table lists the maturities of debt securities held at December 31, 2000:

                                                             AMORTIZED COST               ESTIMATED FAIR VALUE
                                                             --------------               --------------------
        Due in one year or less.....................           $15,142,000                     $15,146,000
        Due after one year through five years.......             3,207,000                       3,220,000
                                                             --------------               --------------------
                                                               $18,349,000                     $18,366,000
                                                             ==============               ====================


Additionally, the Company has $1.3 million of equity investments, valued at the lower of cost or market, which are included in long-term investments.

NOTE M -- DISCLOSURE OF SEGMENT INFORMATION

The Company has the following four reportable segments: consulting, integration, management services and European healthcare. The consulting services consist of strategic planning, operations effectiveness, procurement and contracting, and general consulting. The integration services include implementation of packaged vendor software, design and development of comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout a client's organization. Management services comprise the FCG's information technology outsourcing business. European healthcare primarily represents services provided in the United Kingdom and parts of continental Europe and includes a blend of consulting and integration services. FCG discontinued providing European healthcare services at the end of fiscal year 2000.

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

The following information about the segments is for the years ended December 31, 2000, 1999 and 1998:

                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN      MANAGEMENT
                 2000                      CONSULTING       INTEGRATION      HEALTHCARE      SERVICES         TOTALS
---------------------------------------   -------------    -------------     ----------     ----------      ----------
Net revenues...........................       $41,279         $163,180          $3,554       $40,872          $248,885
Cost of services.......................        33,005          116,716           4,471        32,989           187,181
                                          -------------    -------------     ----------     ----------      ----------
Gross profit (loss)....................         8,274           46,464            (917)        7,883            61,704
General & administrative expenses...................................................................            77,001
Merger restructuring and severance costs............................................................             9,200
                                                                                                            ----------
Income (loss) from operations.......................................................................          $(24,497)
                                                                                                            ==========
                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN      MANAGEMENT
                 1999                      CONSULTING       INTEGRATION      HEALTHCARE      SERVICES         TOTALS
---------------------------------------   -------------    -------------     ----------     ----------      ----------
Net revenues...........................       $48,504         $173,167          $7,611        $8,281          $237,563
Cost of services.......................        32,617          100,775           8,031         7,370           148,793
                                          -------------    -------------     ----------     ----------      ----------
Gross profit (loss)....................       $15,887        $  72,392        $   (420)      $   911            88,770
General & administrative expenses...................................................................            69,312
Merger restructuring and severance costs............................................................             3,550
                                                                                                            ----------
Income from operations..............................................................................         $  15,908
                                                                                                            ==========
                                          NORTH AMERICA    NORTH AMERICA      EUROPEAN      MANAGEMENT
                 1998                      CONSULTING       INTEGRATION      HEALTHCARE      SERVICES         TOTALS
---------------------------------------   -------------    -------------     ----------     ----------      ----------
Net revenues...........................       $50,079         $139,105          $6,544       $   562          $196,290
Cost of services.......................        28,702           76,196           5,748           190           110,836
                                          -------------    -------------     ----------     ----------      ----------
Gross profit...........................       $21,377        $  62,909         $   796       $   372            85,454
General & administrative expenses...................................................................            63,290
Merger related costs................................................................................             6,041
                                                                                                            ----------
Income from operations..............................................................................         $  16,123
                                                                                                            ==========

The amount of revenue attributed to each segment is accounted for by splitting the revenue on each client engagement based upon the hourly rates charged to the client for the services of each segment. Costs are not transferred across segments.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

NOTE N -- NET INCOME (LOSS) PER SHARE

The following represents a reconciliation of basic and diluted net income
(loss) per share (amounts rounded to thousands except per share data):

                                                                              YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------------
                                                                     2000               1999             1998
                                                                  ---------          ---------        ---------
Net income (loss).............................................    $(13,874)            $14,807          $8,251

Basic shares..................................................      24,529              23,416          21,567
         Effect of dilutive options and warrants..............         --                  815           1,443
                                                                  ---------          ---------        ---------
Diluted shares................................................      24,529              24,231          23,010
                                                                  =========          =========        =========
Net income (loss) per common share:
         Basic................................................      $(0.57)              $0.63           $0.38
         Diluted..............................................      $(0.57)              $0.61           $0.36


The effect of dilutive options and warrants excludes 5,014,527 antidilutive options with exercise prices ranging from $.082 to $27.75 per share in 2000, 1,224,000 antidilutive options with exercise prices ranging from $12.69 to $27.75 per share in 1999, and 112,000 antidilutive options with exercise prices ranging from $16.07 to $27.75 per share in 1998.

NOTE O -- MERGER, RESTRUCTURING, AND SEVERANCE COSTS

Merger, restructuring, and severance costs of $9,200,000, $3,550,000 and $6,041,000 were incurred in 2000, 1999 and 1998, respectively. The costs incurred in 2000 were primarily attributable to the shutdown of FCG's European healthcare operations, the separation of approximately 150 U.S. employees due to the contraction in the healthcare delivery market, and the related consolidation and resizing of selected offices. The costs incurred during 1999 were primarily attributable to restructuring and severance associated with rationalizing capacity requirements in Europe, and secondarily separation costs associated with the merger between FCG and ISCG in December 1998. The costs incurred in 1998 were primarily attributable to the definitive merger agreement between FCG and ISCG, and secondarily, the costs as a result of the termination of a potential business combination contemplated by ISCG prior to the definitive merger agreement between FCG and ISCG. At December 31, 2000, $3,927,000 of the restructuring costs remained to be paid. These primarily consisted of severance and the future costs of excess facilities.

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q -- UNAUDITED QUARTERLY FINANCIAL DATA

(In Thousands, Except Per Share Data)                         FIRST         SECOND          THIRD          FOURTH
                                                             QUARTER        QUARTER        QUARTER         QUARTER
                                                            ----------     ----------     ----------      ----------
2000
----
Net revenue..........................................       $   63,507     $   63,667     $   60,011      $   61,700
Cost of services.....................................           48,306         46,968         45,883          46,024
                                                            ----------     ----------     ----------      ----------
        Gross profit.................................           15,201         16,699         14,128          15,676
General and administrative expenses..................           18,708         19,678         19,538          19,077
Merger restructuring and severance cost..............                -          3,700          5,500               -
                                                            ----------     ----------     ----------      ----------
        Income (loss) from operations................           (3,507)        (6,679)       (10,910)         (3,401)
Interest income, net.................................              718            630            492             531
Other expense, net...................................              (56)           (84)          (186)           (671)
                                                            ----------     ----------     ----------      ----------
        Income (loss) before income taxes............           (2,845)        (6,133)       (10,604)         (3,541)
Provision (benefit) for income taxes.................           (1,138)        (2,269)        (4,426)         (1,416)
                                                            ----------     ----------     ----------      ----------
        Net income (loss)............................       $   (1,707)    $   (3,864)    $   (6,178)     $   (2,125)
                                                            ==========     ==========     ==========      ==========
Diluted net income (loss) per share                         $    (0.07)    $    (0.16)    $    (0.25)     $    (0.09)
                                                            ==========     ==========     ==========      ==========

1999
----
Net revenue..........................................          $58,864        $60,919        $61,411         $56,369
Cost of services.....................................           35,144         36,969         37,697          38,983
                                                            ----------     ----------     ----------      ----------
        Gross profit.................................           23,720         23,950         23,714          17,386
General and administrative expenses..................           17,680         17,531         17,061          17,040
Merger, restructuring and severance costs............              110          1,718              -           1,722
                                                            ----------     ----------     ----------      ----------
        Income (loss) from operations................            5,930          4,701          6,653          (1,376)
Interest income, net.................................              600            602            654             745
Other income, net....................................               22          3,875             19              25
                                                            ----------     ----------     ----------      ----------
        Income (loss) before income taxes............            6,552          9,178          7,326            (606)
Provision (benefit) for income taxes.................            2,818          2,288          2,789            (252)
                                                            ----------     ----------     ----------      ----------
        Net income (loss)............................           $3,734         $6,890         $4,537           $(354)
                                                            ==========     ==========     ==========      ==========
Diluted net income (loss) per share                             $ 0.16         $ 0.29         $ 0.19          $(0.01)
                                                            ==========     ==========     ==========      ==========

                  FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Consulting Group, Inc.

We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income
(loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


/s/ GRANT THORNTON LLP

Irvine, California
February 14, 2001

               SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS
                              (In Thousands)

                                                   BALANCE AT        PROVISION         ACCOUNTS      BALANCE AT END
   FOR THE YEAR                                   BEGINNING OF      CHARGED TO         WRITTEN             OF
ENDED DECEMBER 31          DESCRIPTION               PERIOD           INCOME             OFF             PERIOD
----------------- ------------------------------ ---------------- ---------------- ----------------- ----------------
      2000        Accounts receivable allowance       $2,064           $1,316           $  (49)           $3,331


      1999        Accounts receivable allowance       $1,449           $  842           $ (227)           $2,064


      1998        Accounts receivable allowance       $  812           $  961           $ (324)           $1,449


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

                                    BY: /S/ LUTHER J. NUSSBAUM
                                    --------------------------
                                    Luther J. Nussbaum,
                                    Chief Executive Officer

Date: March 30, 2001

Know all persons by these presents, that each of the persons whose signature appears below hereby constitutes and appoints Luther J. Nussbaum and Walter
J. McBride, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of FCG in the capacities and on the dates indicated.

SIGNATURE                                         TITLE                                           DATE
---------------------------------------------     -----------------------------------------       -------------
/s/ LUTHER J. NUSSBAUM
---------------------------------------------     Chief Executive Officer and Chairman of the     March 30, 2001
Luther J. Nussbaum                                Board (Principal Executive Officer)

/s/ WALTER J. McBRIDE                             Executive Vice President, Practice Support
---------------------------------------------     and Chief Financial Officer (Principal          March 30, 2001
Walter J. McBride                                 Financial Officer)

/s/ PHILIP H. OCKELMANN
---------------------------------------------     Vice  President  and  Controller  (Principal    March 30, 2001
Philip H. Ockelmann                               Accounting Officer)

/s/ STEVEN HECK
---------------------------------------------     Director                                        March 30, 2001
Steven Heck

/s/ STEVEN LAZARUS
---------------------------------------------     Director                                        March 30, 2001
Steven Lazarus

/s/ DAVID S. LIPSON
---------------------------------------------     Director                                        March 30, 2001
David S. Lipson



/s/ STANLEY R. NELSON
---------------------------------------------     Director                                        March 30, 2001
Stanley R. Nelson

/s/ F. RICHARD NICHOL
---------------------------------------------     Director                                        March 30, 2001
F. Richard Nichol

/s/ STEPHEN E. OLSON
---------------------------------------------     Director                                        March 30, 2001
Stephen E. Olson

/s/ SCOTT S. PARKER
---------------------------------------------     Director                                        March 30, 2001
Scott S. Parker

/s/ FATIMA J. REEP
---------------------------------------------     Director                                        March 30, 2001
Fatima J. Reep

/s/ JACK O. VANCE
---------------------------------------------     Director                                        March 30, 2001
Jack O. Vance


                                                    INDEX TO EXHIBITS

EXHIBIT
NUMBER                        EXHIBIT

2.1.1    Agreement and Plan of Merger and Reorganization dated as of September
         9, 1998, by and among FCG, Foxtrot Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of FCG, and Integrated
         Systems Consulting Group, Inc., a Pennsylvania corporation ("ISCG")
         (incorporated by reference to Exhibit 99.1 of FCG's Current Report on
         Form 8-K filed on September 22, 1998 (the "First Form 8-K")).

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

10.10    Credit Agreement between FCG and Wells Fargo Bank, dated December 18,
         1997 (incorporated by reference to Exhibit 10.10 to FCG's Form S-1).

10.11    FCG 2000 Associate Stock Purchase Plan (incorporated by reference to
         Exhibit 10.10 to FCG's 1999 Form 10-K).

10.11.1  FCG 2000 Associate Stock Purchase Plan Offering adopted October 26,
         1999 (incorporated by reference to Exhibit 10.11 to FCG's 1999
         Form 10-K).

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

10.13.1 Form of Rights Certificate (incorporated by reference to Exhibit 99.4 to FCG's December 9, 1999 Current Report).

10.14    Master Information Services Agreement dated January 23, 2001, between
         FCG Management Services, LLC and the Trustees of the University Of
         Pennsylvania, a non-profit corporation incorporated under the laws of Pennsylvania, owner and operator of the University of Pennsylvania
         Health System and its Affiliates (incorporated by reference to Exhibit
         99.1 to FCG's current report on Form 8-K, dated March 7, 2001.

11.1     Statement of Computation of Earnings (Loss) per Share for FCG
         (contained in "Notes to Consolidated Financial Statements - Note N -
         Net Income Per Share" of this Report).

21.1     Subsidiaries of FCG.

23.1     Consent of Grant Thornton LLP.

24.1     Power of Attorney (contained on the signature page of this Report).
