Form 10-Q
period 2001-03-31
FIRST CONSULTING GROUP INC
filed 2001-05-15
CIK 1049758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001,

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-23651

First Consulting Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3539020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	23,460,847
(Class)	(Outstanding at May 1, 2001)

First Consulting Group, Inc.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited).

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,454	$11,429
Short-term investments	8,829	15,146
Accounts receivable, less allowance of $3,439 and $3,331 in the periods ended March 31, 2001 and December 31, 2000, respectively	33,443	38,637
Unbilled receivables	23,996	17,465
Deferred income taxes, net	3,948	3,948
Income tax receivable	1,757	2,232
Prepaid expenses and other current assets	1,206	1,845

Total current assets	94,633	90,702
Notes receivable—stockholders	1,724	1,891
Long-term investments	4,558	4,520
Property and equipment
Furniture, equipment, and leasehold improvements	7,650	7,805
Information systems equipment	26,342	25,956

	33,992	33,761
Less accumulated depreciation and amortization	21,224	20,028

	12,768	13,733
Other assets
Executive benefit trust	6,563	6,872
Unbilled long term receivables	11,289	11,008
Deferred income taxes	2,847	2,817
Goodwill, net	9,525	9,927
Other	537	526

	30,761	31,150

Total assets	$144,444	$141,996

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)
(in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$54	$54
Accounts payable	2,500	1,522
Accrued liabilities	9,324	11,035
Accrued vacation	6,984	5,732
Accrued incentive compensation	4,908	3,283
Deferred revenue	119	108
Customer advances	5,055	6,178

Total current liabilities	28,944	27,912
Non-current liabilities
Long-term debt, net of current portion	78	91
Supplemental executive retirement plan	6,705	6,588
Minority interest	2,165	2,143

Total non-current liabilities	8,948	8,822
Commitments and contingencies	—	—
Stockholders' equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 23,541,364 shares issued and outstanding at March 31, 2001 and 23,736,700 shares issued and outstanding at December 31, 2000	24	24
Additional paid-in capital	89,894	92,455
Retained earnings	23,673	22,783
Deferred compensation-stock incentive agreements	(2,137)	(2,850)
Notes receivable—stockholders	(4,141)	(6,539)
Accumulated other comprehensive income (loss)	(761)	(611)

Total stockholders' equity	106,552	105,262

Total liabilities and stockholders' equity	$144,444	$141,996

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2001	March 31, 2000
Net revenue	$70,300	$63,507
Cost of services	43,853	42,016

Gross profit	26,447	21,491
Selling expenses	7,859	7,428
General and administrative expenses	17,402	17,570

Income (loss) from operations	1,186	(3,507)
Other income
Interest income, net	411	718
Other expense, net	(61)	(56)

Income (loss) before income taxes	1,536	(2,845)
Provision (benefit) for income taxes	645	(1,138)

Net income (loss)	$891	$(1,707)

Basic net income (loss) per share	$0.04	$(0.07)
Diluted net income (loss) per share	$0.04	$(0.07)
Shares used in computing basic net income per share	23,573	24,084
Shares used in diluted net income per share	24,402	24,084

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net income (loss)	$891	$(1,707)
Adjustments to reconcile net income	2,370	2,093
Change in assets and liabilities	777	(3,071)

Net cash provided by (used for) operating activities	4,038	(2,685)

Cash flows from investing activities:
Net sale (purchase) of investments	6,279	(743)
Furniture, equipment, and leasehold improvements	(799)	(1,282)
Acquisition of business	(114)	—

Net cash provided by (used for) investing activities	5,366	(2,025)

Cash flows used in financing activities:
Principal payments of long-term debt	(13)	(13)
Proceeds from issuance of stock	634	811

Net cash provided by financing activities	621	798

Net increase (decrease) in cash and equivalents	10,025	(3,912)
Cash and equivalents at beginning of period	11,429	29,674

Cash and equivalents at end of period	$21,454	$25,762

Cash paid during the period for:
Interest	$2	$3
Income taxes	$203	$1,131

See accompanying notes.

Notes to Consolidated Financial Statements

1. Basis of Presentation

    The consolidated balance sheets of First Consulting Group, Inc. (the "Company") at March 31, 2001 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended March 31, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and March 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

2. Investments

    For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $8.8 million in short term investments and $3.2 million in non-current investments classified as available for sale. Such investments are currently held primarily in tax-exempt government securities. Net unrealized gains and losses on investments were not material at March 31, 2001.

3. Net Income (Loss) Per Share

    The following represents a reconciliation of basic and diluted net income per share for the three month periods ended March 31, 2001 and 2000, respectively (amounts rounded to thousands, except per share data):

	For the Three Months Ended March 31, 2001			For the Three Months Ended March 31, 2000
	Net Income	Weighted Average Shares	Per share amount	Net Loss	Weighted Average Shares	Per share amount
Basic EPS:
Net Income (loss) available to common stockholders	$891	23,573	$0.04	$(1,707)	24,084	$(0.07)
Effect of dilutive options and warrants:		829

Diluted EPS:
Net Income (loss) available to common stockholders and assumed conversions	$891	24,402	$0.04	$(1,707)	24,084	$(0.07)

4. Disclosure of Segment Information

    FCG has consolidated its business units as follows:

  •
  The Healthcare Group.  Combines the Health Delivery, Health Plan, and Government business units under common leadership. This group contributed 28 percent of revenue for the first quarter of 2001.

  •
  Life Sciences.  This unit is dedicated to selling and delivering content management, validation, data warehousing, and general systems development services to the pharmaceutical, biotech, and

    Contract Research Organizations markets. Life Sciences contributed 28 percent of revenue in the first quarter of 2001.

  •
  Doghouse Technology Services (DHTS).  Merges three of FCG's web and infrastructure units (FCG Doghouse, Advanced Technology Services, and Systems and Networking) into a single business unit, called Doghouse Technology Services, to gain economies of scale and business concentration. Doghouse Technology Services provides services to FCG's other business units, as well as selling directly to other industries such as telecommunications, financial services and consumer products. Doghouse Technology Services contributed 27 percent of revenue for the first quarter of 2001.

  •
  FCG Management Services.  This unit provides IT outsourcing services to the healthcare industries. FCGMS contributed 17 percent of revenue in the first quarter of 2001.

    The Company provides segment reporting at a gross margin level. Selling and general and administrative expense (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), and fixed assets (primarily computer equipment, furniture, and leasehold improvements) are managed at the corporate level. The Company's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services.

    The following is a summary of certain financial information by segment (in thousands):

For the quarter ended March 31, 2001:

	Healthcare	Life Sciences	DHTS	Management Services	Totals
Net revenues	$20,009	$19,815	$18,630	$11,846	$ 70,300
Cost of services	10,003	13,302	11,376	9,172	43,853

Gross profit	10,006	6,513	7,254	2,674	26,447
Selling expenses					7,859
General & administrative expenses					17,402
Income from operations					$ 1,186

For the quarter ended March 31, 2000:

	Healthcare	Life Sciences	DHTS	Management Services	Totals
Net revenues	$22,885	$16,136	$14,450	$10,036	$ 63,507
Cost of services	13,226	10,280	10,437	8,073	42,016

Gross profit	9,659	5,856	4,013	1,963	21,491
Selling expenses					7,428
General & administrative expenses					17,570
Loss from operations					$ (3,507)

5. Comprehensive Income

    Comprehensive income, net of taxes is as follows:

    For the quarter ended March 31, 2001:

Net Income	Currency Translation (loss)	Unrealized Gain on Investments	Comprehensive Income
$891,000	$(142,000)	$42,000	$791,000

    For the quarter ended March 31, 2000:

Net (loss)	Currency Translation Gain	Unrealized Gain on Investments	Comprehensive Income (loss)
$(1,707,000)	$165,000	$46,000	$(1,496,000)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN AND UNDER THE CAPTION "RISKS RELATING TO THE BUSINESS OF FCG" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND SUBSEQUENT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. FCG'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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

    FCG's most significant expenses are its human resource and related salary and benefit expenses. As of March 31, 2001, approximately 55% or 1,118 of FCG's 2,027 employees are consultants. Another 527 employees form the firm's outsourcing business. The salaries and benefits of such billable consultants and outsourcing related employees are recognized in FCG's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. Approximately 19%, or 382 employees are classified a non-billable. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

    FCG's effective tax rate has varied from period to period due to non-deductible losses from FCG's foreign operations and differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses related to the ASOP, merger related activities and certain nontaxable insurance proceeds.

Results of Operations for the Three Months Ended March 31, 2001 and 2000

    Net Revenue.  The Company's net revenue increased to $70.3 million for the quarter ended March 31, 2001, an increase of 10.7% from $63.5 million for the quarter ended March 31, 2000. This increase was primarily due to growth in the health plan, life sciences, and outsourcing markets, partially offset by a decline in the health delivery market.

    Cost of Services.  Cost of services increased to $43.9 million for the quarter ended March 31, 2001, an increase of 4.4% from $42.0 million for the quarter ended March 31, 2000. The increase was primarily attributable to an increase in the number of consultants and outsourcing staff. Cost of services as a percentage of revenue decreased to 62.4% for the quarter ended March 31, 2001 from 66.2% for the quarter ended March 31, 2000. This decrease was due to higher consultant utilization.

    Selling Expenses.  Selling expenses increased to $7.9 million for the quarter ended March 31, 2001, an increase of 5.8% from $7.4 million for the quarter ended March 31, 2000. Selling expenses as a percentage of revenue decreased slightly from 11.7% for the quarter ended March 31, 2000 to 11.2% for the quarter ended March 31, 2001.

    General and Administrative Expenses.  General and administrative expenses decreased to $17.4 million for the quarter ended March 31, 2001, a decrease of 1.0% from $17.6 million for the quarter ended March 31, 2000. General and administrative expenses as a percentage of revenue decreased from 27.7% for the quarter ended March 31, 2000 to 24.8% for the quarter ended March 31, 2001, due to the leveraging effect of the higher level of revenue.

    Interest Income, Net.  Interest income, net of interest expense, decreased to $411,000 for the quarter ended March 31, 2001 from $718,000 for the quarter ended March 31, 2000, due to a lower level of cash and investments. Interest income net of interest expense as a percentage of revenue decreased to 0.6% for the quarter ended March 31, 2001 from 1.1% for the quarter ended March 31, 2000.

    Income Taxes.  The benefit provision for income taxes of 42% in the quarter ended March 31, 2001 increased from the 40% reported for the quarter ended March 31, 2000, due to an increase in certain nondeductible expenses.

Liquidity and Capital Resources

    During the three months ended March 31, 2001, the Company generated cash flow from operations of $4.0 million. During the three months ended March 31, 2001, the Company used cash flow of approximately $0.8 million to purchase property and equipment, including computer and related equipment and office furniture, while depreciation and amortization expense was approximately $2.1 million. At March 31, 2001, the Company had cash and investments available for sale of $33.5 million compared to $29.8 million at December 31, 2000.

    The Company has a revolving line of credit, under which it is allowed to borrow up to $10.0 million at an interest rate of the prevailing prime rate with an expiration date of September 1, 2001. There was no outstanding balance under the line of credit at March 31, 2001.

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

    None.

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

(2)
Incorporated by reference to Exhibit 99.1 to FCG's Current Report on Form 8-K dated December 9, 2000.

(3)
Incorporated by reference to Exhibit 3.3 to FCG's Form S-1.

(4)
Incorporated by reference to Exhibit 4.1 to FCG's Form S-1.

(5)
See Note 3 to Consolidated Financial Statements, "Net Income Per Share."

  (b) Reports on Form 8-K

    FGC filed a current report on Form 8-K dated January 23, 2001, announcing FCG's outsourcing agreement with the University of Pennsylvania to manage the information technology functions for the University of Pennsylvania Health System.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.
Date: May 14, 2001	/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum Chairman and Chief Executive Officer
Date: May 14, 2001	/s/ WALTER J. MCBRIDE Walter J. McBride Executive Vice President, Practice Support and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Item	Description
3.1(1)	Certificate of Incorporation of the Company.
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3(3)	Bylaws of the Company.
4.1(4)	Specimen Common Stock Certificate.
11.1(5)	Statement of computation of per share earnings.

(1)
Incorporated by reference to Exhibit 3.1 to FCG's Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the "Form S-1").

(2)
Incorporated by reference to Exhibit 99.1 to FCG's Current Report on Form 8-K dated December 9, 2000.

(3)
Incorporated by reference to Exhibit 3.3 to FCG's Form S-1.

(4)
Incorporated by reference to Exhibit 4.1 to FCG's Form S-1.

(5)
See Note 3 to Consolidated Financial Statements, "Net Income Per Share."

QuickLinks

First Consulting Group, Inc. Table of Contents
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements and Notes (Unaudited).
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.