Form 10-Q
period 2001-06-30
FIRST CONSULTING GROUP INC
filed 2001-08-14
CIK 1049758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001,

or

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	23,612,452
(Class)	(Outstanding at August 1, 2001)

First Consulting Group, Inc.
Table of Contents

			Page Number
COVER PAGE			1
TABLE OF CONTENTS			2
PART I.	FINANCIAL INFORMATION		3
	ITEM 1.	FINANCIAL STATEMENTS AND NOTES (UNAUDITED)	3
		Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000	3
		Consolidated Statements of Operations for the three month periods ended June 30, 2001 and June 30, 2000 and for the six month periods ended June 30, 2001 and June 30, 2000	4
		Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and June 30, 2000	5
		Notes to Consolidated Financial Statements	6
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10
PART II.	OTHER INFORMATION		13
	ITEM 1.	LEGAL PROCEEDINGS	13
	ITEM 2.	CHANGES IN SECURITIES	13
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
	ITEM 5.	OTHER INFORMATION	14
	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	15
SIGNATURES			16
EXHIBIT INDEX			17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited).

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	June 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,467	$11,429
Short-term investments	16,788	15,146
Accounts receivable, less allowance of $3,474 and $3,331 as of June 30, 2001 and December 31, 2000, respectively	38,041	38,637
Unbilled receivables	21,386	17,465
Deferred income taxes, net	3,948	3,948
Income tax receivable	—	2,232
Prepaid expenses and other current assets	2,312	1,845

Total current assets	99,942	90,702
Notes receivable—stockholders	1,724	1,891
Long-term investments	3,305	4,520
Property and equipment
Furniture, equipment, and leasehold improvements	7,838	7,805
Information systems equipment	27,156	25,956

	34,994	33,761
Less accumulated depreciation and amortization	22,779	20,028

	12,215	13,733
Other assets
Executive benefit trust	6,307	6,872
Unbilled long term receivables	10,967	11,008
Deferred income taxes	2,929	2,817
Goodwill, net	8,360	9,927
Other	596	526

	29,159	31,150

Total assets	$146,345	$141,996

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$—	$54
Accounts payable	2,612	1,522
Accrued liabilities	13,109	11,035
Accrued vacation	7,157	5,732
Accrued incentive compensation	3,738	3,283
Deferred revenue	76	108
Customer advances	6,565	6,178

Total current liabilities	33,257	27,912
Non-current liabilities
Long-term debt, net of current portion	—	91
Supplemental executive retirement plan	6,628	6,588
Minority interest	486	2,143

Total non-current liabilities	7,114	8,822
Commitments and contingencies	—	—
Stockholders' equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 23,610,614 shares issued and outstanding at June 30, 2001 and 23,736,700 shares issued and outstanding at December 31, 2000	24	24
Additional paid-in capital	89,381	92,455
Retained earnings	20,693	22,783
Deferred compensation—stock incentive agreements	(1,474)	(2,850)
Notes receivable—stockholders	(1,927)	(6,539)
Accumulated other comprehensive loss	(723)	(611)

Total stockholders' equity	105,974	105,262

Total liabilities and stockholders' equity	$146,345	$141,996

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Net revenue	$66,206	$63,667	$136,506	$127,174
Cost of services	42,094	40,735	85,947	82,751

Gross profit	24,112	22,932	50,559	44,423
Selling expenses	8,138	7,838	15,997	15,266
General and administrative expenses	16,884	18,073	34,286	35,643
Merger, restructuring and severance costs	4,349	3,700	4,349	3,700

Loss from operations	(5,259)	(6,679)	(4,073)	(10,186)
Other income
Interest income, net	299	630	710	1,348
Other expense, net	(179)	(84)	(240)	(140)

Loss before income taxes	(5,139)	(6,133)	(3,603)	(8,978)
Provision (benefit) for income taxes	(2,158)	(2,269)	(1,513)	(3,407)

Net loss	$(2,981)	$(3,864)	$(2,090)	$(5,571)

Basic net loss per share	$(0.13)	$(0.16)	$(0.09)	$(0.23)

Diluted net loss per share	$(0.13)	$(0.16)	$(0.09)	$(0.23)

Shares used in computing basic net loss per share	23,397	24,293	23,485	24,189
Shares used in diluted net loss per share	23,397	24,293	23,485	24,189

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2001	June 30, 2000
Cash flows from operating activities:
Net loss	$(2,090)	$(5,571)
Adjustments to reconcile net income	4,571	5,185
Change in assets and liabilities	4,114	(12,854)

Net cash provided by (used for) operating activities	6,595	(13,240)

Cash flows from investing activities:
Net purchase of investments	(427)	(2,525)
Furniture, equipment, and leasehold improvements	(1,776)	(3,512)
Note receivable stockholders	—	69
Acquisition of business, net of cash acquired	(114)	(2,883)

Net cash used for investing activities	(2,317)	(8,851)

Cash flows used in financing activities:
Principal payments of long-term debt	(145)	(27)
Proceeds from issuance of stock	1,905	430

Net cash provided by financing activities	1,760	403

Net increase (decrease) in cash and equivalents	6,038	(21,688)
Cash and equivalents at beginning of period	11,429	29,674

Cash and equivalents at end of period	$17,467	$7,986

Cash paid during the period for:
Interest	$12	$38
Income taxes	$211	$1,145

See accompanying notes.

Notes to Consolidated Financial Statements

1. Basis of Presentation

    The consolidated balance sheets of First Consulting Group, Inc. (the "Company") at June 30, 2001 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended June 30, 2001 and 2000 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at June 30, 2001 and the results of operations for the three-month and six-month periods ended June 30, 2001 and June 30, 2000. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

2. Investments

    For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $16.8 million in short term investments and $2.0 million in non-current investments classified as available for sale. Such investments are currently held in high-grade taxable and tax-exempt securities. Net unrealized gains and losses on investments were not material at June 30, 2001.

3. Net Income (Loss) Per Share

    The following represents a reconciliation of basic and diluted net income per share for the three month periods ended June 30, 2001 and 2000, respectively (amounts rounded to thousands, except per share data):

	For the Three Months Ended June 30, 2001			For the Three Months Ended June 30, 2000
	Net Loss	Weighted Average Shares	Per share amount	Net Loss	Weighted Average Shares	Per share amount
Basic EPS:
Net loss available to common stockholders	$(2,981)	23,397	$(0.13)	$(3,864)	24,293	$(0.16)
Effect of dilutive options and warrants:	—	—	—	—	—	—

Diluted EPS:
Net loss available to common stockholders and assumed conversions	$(2,981)	23,397	$(0.13)	$(3,864)	24,293	$(0.16)

	For the Six Months Ended June 30, 2001			For the Six Months Ended June 30, 2000
	Net Loss	Weighted Average Shares	Per share amount	Net Loss	Weighted Average Shares	Per share amount
Basic EPS:
Net (loss) available to common stockholders	$(2,090)	23,485	$(0.09)	$(5,571)	24,189	$(0.23)
Effect of dilutive options and warrants	—	—	—	—	—	—

Diluted EPS:
Net (loss) available to common stockholders and assumed conversions	$(2,090)	23,485	$(0.09)	$(5,571)	24,189	$(0.23)

4. Disclosure of Segment Information

    FCG has consolidated its business units as follows:

  •
  The Healthcare Group.  Combines the Health Delivery, Health Plan, and Government business units under common leadership. This group contributed 27 percent of revenue in the first six months of 2001.

  •
  Life Sciences.  This unit is dedicated to selling and delivering content management, validation, data warehousing, and general systems development services to the pharmaceutical, biotech, and Contract Research Organizations markets. Life Sciences contributed 27 percent of revenue in the first six months of 2001.

  •
  Doghouse Technology Services (DHTS).  Merges three of FCG's web and infrastructure units (FCG Doghouse, Advanced Technology Services, and Systems and Networking) into a single business unit, called Doghouse Technology Services, to gain economies of scale and business concentration. Doghouse Technology Services provides services to clients of FCG's other business units, as well as selling directly to other industries such as telecommunications, financial services and consumer products. Doghouse Technology Services contributed 26 percent of revenue in the first six months of 2001.

  •
  FCG Management Services.  This unit provides IT outsourcing services to the healthcare industries. FCGMS contributed 20 percent of revenue in the first six months of 2001.

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

    The following is a summary of certain financial information by segment (in thousands):

For the three months period ended June 30, 2001:

	Healthcare	Life Sciences	DHTS	Management Services	Totals
Net revenues	$16,867	$17,001	$16,567	$15,771	$66,206
Cost of services	8,131	11,207	9,797	12,959	42,094

Gross profit	$8,736	$5,794	$6,770	$2,812	$24,112
Selling expenses					8,138
General & administrative expenses					16,884
Merger, restructuring, and severance cost					4,349

Loss from operations					$(5,259)

For the three months period ended June 30, 2000:

	Healthcare	Life Sciences	DHTS	Management Services	Totals
Net revenues	$19,301	$19,724	$13,812	$10,830	$63,667
Cost of services	11,689	11,408	9,490	8,148	40,735

Gross profit	$7,612	$8,316	$4,322	$2,682	$22,932
Selling expenses					7,838
General & administrative expenses					18,073
Merger, restructuring, and severance cost					3,700

Loss from operations					$(6,679)

For the six months period ended June 30, 2001:

	Healthcare	Life Sciences	DHTS	Management Services	Totals
Net revenues	$36,876	$36,816	$35,197	$27,617	$136,506
Cost of services	18,134	24,509	21,173	22,131	85,947

Gross profit	$18,742	$12,307	$14,024	$5,486	$50,559
Selling expenses					15,997
General & administrative expenses					34,286
Merger, restructuring, and severance cost					4,349

Loss from operations					$(4,073)

For the six months period ended June 30, 2000:

	Healthcare	Life Sciences	DHTS	Management Services	Totals
Net revenues	$42,186	$35,860	$28,262	$20,866	$127,174
Cost of services	24,915	21,688	19,927	16,221	82,751

Gross profit	$17,271	$14,172	$8,335	$4,645	$44,423
Selling expenses					15,266
General & administrative expenses					35,643
Merger, restructuring, and severance cost					3,700

Loss from operations					$(10,186)

5. Comprehensive Income

    Comprehensive income, net of taxes is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
	(in thousands)
Net loss	$(2,981)	$(3,864)	$(2,090)	$(5,571)
Other comprehensive income (loss), net of tax
Foreign currency translation loss adjustments	—	(530)	(142)	(365)
Unrealized holding gains (losses) on securities	(12)	148	30	194
Less reclassification adjustment for gains included in net income	—	—	—	—

Other comprehensive loss	(12)	(382)	(112)	(171)

Comprehensive loss	$(2,993)	$(4,246)	$(2,202)	$(5,742)

6. Concentrations of Credit Risk

    At June 30 2001, FCG carried a long-term account receivable of approximately $11 million from a single client. The receivable relates to a major outsourcing client, and will be paid down over a six-year period. The company also has a receivable of approximately $2 million from another client that is past due, and which, subsequent to June 30, 2001, FCG and the client converted to an interest-bearing note receivable. Although, no assurance can be given that this client will be able to pay in full, the client has paid approximately $1 million during 2001, and FCG believes it will ultimately collect the receivable.

7. Transaction with Doghouse Enterprise Subsidiary

    On June 29, 2001, FCG purchased 2,500,000 shares of Doghouse Enterprises, Inc., a majority owned subsidiary of FCG ("Doghouse"), from the minority stockholder of Doghouse for aggregate consideration of 132,753 shares of the FCG's common stock valued at $1,067,000 and $500 in cash. As a result of the purchase, Doghouse is a wholly owned subsidiary of the FCG.

    On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to the FCG. In connection with this transaction, FCG assumed the Doghouse 2000 Equity Incentive Plan (the "DH Plan") and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of the FCG's common stock for each 1,000 shares available for issuance under the DH Plan. The exchange rate was based on a three-day trading average of FCG's common stock following its public announcement of its first fiscal quarter financial results and a per share value for Doghouse as negotiated between FCG and the former minority stockholder of Doghouse. The total number of shares of FCG's common stock available for issuance under the DH Plan is 585,000, of which 341,580 are subject to outstanding options as of July 1, 2001. The weighted average exercise price for the options outstanding under the DH Plan is $9.95 per share.

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

    FCG's most significant expenses are its human resource and related salary and benefit expenses. As of June 30, 2001, approximately 53% or 1,023 of FCG's 1,921 employees are consultants. Another 531 employees form the firm's outsourcing business. The salaries and benefits of such billable consultants and outsourcing related employees are recognized in FCG's cost of services. Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses. Approximately 19%, or 367 employees are classified as non-billable. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

    FCG's effective tax rate has varied from period to period due to differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses, goodwill amortization, and merger related activities.

Results of Operations for the Three Months Ended June, 2001 and 2000

    Net Revenue.  The Company's net revenue increased to $66.2 million for the quarter ended June 30, 2001, an increase of 4.0% from $63.7 million for the quarter ended June 30, 2000. This increase was due to growth in outsourcing and health plan revenues, partially offset by a decline in the health delivery market.

    Cost of Services.  Cost of services increased to $42.1 million for the quarter ended June 30, 2001, an increase of 3.3% from $40.7 million for the quarter ended June 30, 2000. The increase was primarily attributable to an increase in the outsourcing staff related to the increase in outsourcing revenue. Cost of services as a percentage of revenue decreased slightly to 63.6% for the quarter ended June 30, 2001 from 64.0% for the quarter ended June 30, 2000.

    Selling Expenses.  Selling expenses increased to $8.1 million for the quarter ended June 30, 2001, an increase of 3.8% from $7.8 million for the quarter ended June 30, 2000. Selling expenses as a percentage of revenue remained unchanged at 12.3% for both periods.

    General and Administrative Expenses.  General and administrative expenses decreased to $16.9 million for the quarter ended June 30, 2001, a decrease of 6.6% from $18.1 million for the quarter ended June 30, 2000 due to cost containment efforts. General and administrative expenses as a percentage of revenue decreased from 28.4% for the quarter ended June 30, 2000 to 25.5% for the quarter ended June 30, 2001, due to the reduction in costs combined with the leveraging effect of the higher level of revenue.

    Merger, Restructuring and Severance Costs.  Merger, restructuring and severance costs were $4.3 million for the three months ended June 30, 2001 compared to $3.7 million for the three months ended June 30, 2000. Merger, restructuring and severance costs for the three months ended June 30, 2001 included approximately $3.7 million of severance costs related to a reduction in staff of approximately 145 people with the remainder related to facility downsizing. Merger, restructuring and severance costs for the three months ended June 30, 2000 consisted primarily of severance costs related to a reduction in the U.S. workforce and a $1.5 million impairment of goodwill associated with FCG's shutdown of its European healthcare operations.

    Interest Income, Net.  Interest income, net of interest expense, decreased to $0.3 million for the quarter ended June 30, 2001 from $0.6 million for the quarter ended June 30, 2000, primarily due to lower interest rates on invested cash. Interest income net of interest expense as a percentage of revenue decreased to 0.5% for the quarter ended June 30, 2001 from 1.0% for the quarter ended June 30, 2000.

    Income Taxes.  The benefit for income taxes of 42.0% in the quarter ended June 30, 2001 increased from the 37.0% reported for the quarter ended June 30, 2000.

Results of Operations for the Six Months Ended June, 2001 and 2000

    Net Revenue.  The Company's net revenue increased to $136.5 million for the six months ended June 30, 2001, an increase of 7.3% from $127.2 million for the six months ended June 30, 2000. This increase was primarily due to growth in outsourcing and health plan revenues, partially offset by a decline in the health delivery market.

    Cost of Services.  Cost of services increased to $85.9 million for the six months ended June 30, 2001, an increase of 3.9% from $82.8 million for the six months ended June 30, 2000. The increase was primarily attributable to an increase in the outsourcing staff related to the increase in outsourcing revenue. Cost of services as a percentage of revenue decreased to 63.0% for the six months ended June 30, 2001 from 65.1% for the six months ended June 30, 2000. This decrease was due to higher consultant utilization.

    Selling Expenses.  Selling expenses increased to $16.0 million for the six months ended June 30, 2001, an increase of 4.8% from $15.3 million for the six months ended June 30, 2000. Selling expenses as a percentage of revenue decreased slightly from 12.0% for the six months ended June 30, 2000 to 11.7% for the six months ended June 30, 2001.

    General and Administrative Expenses.  General and administrative expenses decreased to $34.3 million for the six months ended June 30, 2001, a decrease of 3.8% from $35.6 million for the six months ended June 30, 2000. General and administrative expenses as a percentage of revenue decreased from 28.0% for the six months ended June 30, 2000 to 25.1% for the six months ended June 30, 2001, due to the reduction in costs combined with the leveraging effect of the higher level of revenue.

    Merger, Restructuring and Severance Costs.  Merger, restructuring and severance costs were $4.3 million for the six months ended June 30, 2001 compared to $3.7 million for the six months ended June 30, 2000. Merger, restructuring and severance costs for the six months ended June 30, 2001 included approximately $3.7 million of severance costs related to a reduction in staff of approximately 145 people with the remainder related to facility downsizing. Merger, restructuring and severance costs for the six months ended June 30, 2000 consisted primarily of severance costs related to a reduction in the

U.S. workforce and a $1.5 million impairment of goodwill associated with FCG's shutdown of its European healthcare operations.

    Interest Income, Net.  Interest income, net of interest expense, decreased to $0.7 million for the six months ended June 30, 2001 from $1.3 million for the six months ended June 30, 2000, primarily due to lower interest rates on invested cash. Interest income net of interest expense as a percentage of revenue decreased to 0.5% for the six months ended June 30, 2001 from 1.0% for the six months ended June 30, 2000.

    Income Taxes.  The benefit for income taxes of 42.0% for the six months ended June 30, 2001, increased from the 38.0% reported for the six months ended June 30, 2000.

Liquidity and Capital Resources

    During the six months ended June 30, 2001, the Company generated cash flow from operations of $6.6 million. During the six months ended June 30, 2001, the Company used cash flow of approximately $1.8 million to purchase property and equipment, including computer and related equipment and office furniture, while depreciation and amortization expense was approximately $4.2 million. At June 30, 2001, the Company had cash and investments available for sale of $36.3 million compared to $29.8 million at December 31, 2000.

    The Company has a revolving line of credit, under which it is allowed to borrow up to $10.0 million at an interest rate of the prevailing prime rate with an expiration date of September 1, 2001. There was no outstanding balance under the line of credit at June 30, 2001.

    Management believes that existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. FCG's cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities.

    (c) Sale of Unregistered Securities. On June 29, 2001, the Company purchased 2,500,000 shares of Doghouse Enterprises, Inc., a majority owned subsidiary of the Company ("Doghouse"), from the minority stockholder of Doghouse for aggregate consideration of 132,753 shares of the Company's common stock and $500 in cash. The shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. Please refer to Part II Item 5 of this Form 10-Q for additional discussion regarding the Doghouse transaction.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    FCG held its 2001 Annual Meeting of Stockholders on June 19, 2001. The stockholders elected the Board's nominees as directors to serve three-year terms expiring at the 2004 Annual Meeting of Stockholders by the votes indicated:

Nominee	Votes in Favor	Votes Against	Abstentions
Steven Lazarus	19,786,995	805,206	0
David S. Lipson	19,647,587	944,614	0
Scott S. Parker	19,644,082	948,119	0
Fatima Reep	19,748,544	843,657	0

    The stockholders approved amendment of FCG's 2000 Associate Stock Purchase Plan to: (a) increase the number of shares of FCG stock reserved for issuance under than plan by 500,000 shares, from 500,000 shares to 1,000,000 shares; and (b) clarify the maximum number of shares that can be purchased by a plan participant on any purchase date. The proposal to amend the plan was approved with 17,495,154 votes cast in favor, 836,330 votes cast against and 84,636 votes abstaining from the proposal. There were also 2,176,081 broker non-votes.

    The stockholders approved amendment of FCG's 1997 Equity Incentive Plan to increase the number of shares of FCG common stock reserved for issuance under that plan by 750,000 shares, from 4,500,000 shares to 5,250,000 shares. The proposal to amend the plan was approved with 13,437,745 votes cast in favor, 4,906,234 votes cast against and 72,141 votes abstaining from the proposal. There were also 2,176,081 broker non-votes.

    The stockholders also ratified FCG's selection of Grant Thornton LLP as FCG's independent auditors for the year ending December 31, 2001, with 20,317,597 votes cast in favor, 178,010 votes cast against and 96,593 votes abstaining from the proposal. There was also 1 broker non-vote.

Item 5. Other Information.

Transactions with Doghouse Enterprises Subsidiary.

    On June 29, 2001, the Company purchased 2,500,000 shares of Doghouse Enterprises, Inc., a majority owned subsidiary of the Company ("Doghouse"), from the minority stockholder of Doghouse for aggregate consideration of 132,753 shares of the Company's common stock and $500 in cash. The shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933 and will be eligible for resale on June 29, 2002 pursuant to Rule 144. As a result of the purchase, Doghouse is a wholly owned subsidiary of the Company.

    On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to the Company. In connection with this transaction, the Company assumed the Doghouse 2000 Equity Incentive Plan (the "DH Plan") and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of the Company's common stock for each 1,000 shares available for issuance under the DH Plan. The exchange rate was based on a three-day trading average of the Company's common stock following its public announcement of its first fiscal quarter financial results and a per share value for Doghouse as negotiated between the Company and the former minority stockholder of Doghouse. The total number of shares of the Company's common stock available for issuance under the DH Plan is 585,000, of which 341,580 are subject to outstanding options as of July 1, 2001. The weighted average exercise price for the outstanding options as of July 1, 2110 is, $9.95 per share. On August 2, 2001, the Company filed a registration statement on Form S-8 to register the shares issuable under the DH Plan.

Consulting Arrangement with Director.

    On May 17, 2001, the Company entered into a consulting arrangement with F. Richard Nichol, a member of the Company's board of directors. Under the terms of a letter agreement, Dr. Nichol is providing ten days of consulting per month for the period commencing June 1, 2001, and ending December 31, 2001. Dr. Nichol's primary focus under the arrangement is to assist the company's Life Sciences business unit in developing sales and marketing plans. Dr. Nichol's compensation under the agreement is $2,000 per day, plus administrative overhead of $3,500 per month. Travel and other expenses are reimbursed at cost. A copy of Dr. Nichol's consulting letter is filed as Exhibit 10.15 to this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

Item		Description
3.1	(1)	Certificate of Incorporation of the Company.
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3	(3)	Bylaws of the Company.
4.1	(4)	Specimen Common Stock Certificate.
10.15		Letter Agreement dated May 17, 2001, between the Company and F. Richard Nichol for Consulting Services.
11.1	(5)	Statement of computation of per share earnings.

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

FIRST CONSULTING GROUP, INC.
Date: August 13, 2001	By:	/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum Chairman and Chief Executive Officer
Date: August 13, 2001	By:	/s/ WALTER J. MCBRIDE Walter J. McBride Executive Vice President, Practice Support and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Item		Description
3.1	(1)	Certificate of Incorporation of the Company.
3.2	(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3	(3)	Bylaws of the Company.
4.1	(4)	Specimen Common Stock Certificate.
10.15		Letter Agreement dated May 17, 2001, between the Company and F. Richard Nichol for Consulting Services.
11.1	(5)	Statement of computation of per share earnings.

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
SIGNATURES
Exhibit Index