Form 10-Q
period 2001-09-30
FIRST CONSULTING GROUP INC
filed 2001-11-14
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-23651

First Consulting Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	95-3539020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Ocean Blvd. 4th Floor, Long Beach, CA	90802
(Address of principal executive offices)	(zip code)

(562) 624-5200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	23,609,813
(Class)	(Outstanding at November 1, 2001)

First Consulting Group, Inc.

PART I.FINANCIAL INFORMATION

Item 1.    Financial Statements and Notes (Unaudited).

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2001	2000
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$23,132	$11,429
Short-term investments	19,442	15,146
Accounts receivable, less allowance of $2,927 and $3,331 as of September 30, 2001 and December 31, 2000, respectively	32,686	38,637
Unbilled receivables	19,348	17,465
Deferred income taxes, net	3,948	3,948
Income tax receivable	--	2,232
Prepaid expenses and other current assets	4,324	1,845
Total current assets	102,880	90,702
Notes receivable-stockholders	1,409	1,891
Long-term investments	1,800	4,520
Property and equipment
Furniture, equipment, and leasehold improvements	8,028	7,805
Information systems equipment	27,526	25,956
	35,554	33,761
Less accumulated depreciation and amortization	23,940	20,028
	11,614	13,733
Other assets
Executive benefit trust	6,052	6,872
Unbilled long term receivables	10,943	11,008
Deferred income taxes	2,639	2,817
Goodwill, net	7,995	9,927
Other	640	526
	28,269	31,150
Total assets	$145,972	$141,996

See accompanying notes.

Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2001	2000
LIABILITIES AND STOCKHOLDERS’ EQUITY	(unaudited)
Current liabilities
Current portion of long-term debt	$--	$54
Accounts payable	2,466	1,522
Accrued liabilities	13,337	11,035
Accrued vacation	6,900	5,732
Accrued incentive compensation	4,905	3,283
Deferred revenue	29	108
Customer advances	3,908	6,178
Total current liabilities	31,545	27,912
Non-current liabilities
Long-term debt, net of current portion	--	91
Supplemental executive retirement plan	6,641	6,588
Minority interest	711	2,143
Total non-current liabilities	7,352	8,822
Commitments and contingencies	--	--
Stockholders’ equity
Preferred Stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	--	--
Common Stock, $.001 par value; 50,000,000 shares authorized, 23,593,036 shares issued and outstanding at September 30, 2001 and 23,736,700 shares issued and outstanding at December 31, 2000	24	24
Additional paid-in capital	88,806	92,455
Retained earnings	21,856	22,783
Deferred compensation-stock incentive agreements	(1,398)	(2,850)
Notes receivable-stockholders	(1,347)	(6,539)
Accumulated other comprehensive loss	(866)	(611)
Total stockholders’ equity	107,075	105,262
Total liabilities and stockholders’ equity	$145,972	$141,996

See accompanying notes.

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Net revenue	$65,732	$60,011	$202,238	$187,185
Cost of services	40,499	40,545	126,446	123,296
Gross profit	25,233	19,466	75,792	63,889
Selling expenses	7,861	7,696	23,858	22,962
General and administrative expenses	15,592	17,180	49,878	52,823
Merger, restructuring and severance costs	--	5,500	4,349	9,200
Income (loss) from operations	1,780	(10,910)	(2,293)	(21,096)
Other income
Interest income, net	434	492	1,144	1,840
Other expense, net	(209)	(186)	(449)	(326)
Income (loss) before income taxes	2,005	(10,604)	(1,598)	(19,582)
Provision (benefit) for income taxes	842	(4,426)	(671)	(7,833)
Net income (loss)	$1,163	$(6,178)	$(927)	$(11,749)
Basic net income (loss) per share	$0.05	$(0.25)	$(0.04)	$(0.48)
Diluted net income (loss) per share	$0.05	$(0.25)	$(0.04)	$(0.48)
Shares used in computing basic net income (loss) per share	23,609	24,922	23,526	24,433
Shares used in diluted net income (loss) per share	24,299	24,922	23,526	24,433

See accompanying notes.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,	September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(927)	$(11,749)
Adjustments to reconcile net income	7,131	7,193
Change in assets and liabilities	7,317	(7,443)
Net cash provided by (used for) operating activities	13,521	(11,999)
Cash flows from investing activities:
Net purchase of investments	(1,076)	187
Furniture, equipment, and leasehold improvements	(2,714)	(4,640)
Note receivable stockholders	--
Acquisition of business, net of cash acquired	(193)	(2,883)
Net cash used for investing activities	(3,983)	(7,336)
Cash flows used in financing activities:
Principal payments of long-term debt	(132)	(41)
Proceeds from issuance of stock	2,297	1,451
Net cash provided by financing activities	2,165	1,410
Net increase (decrease) in cash and equivalents	11,703	(17,925)
Cash and equivalents at beginning of period	11,429	29,674
Cash and equivalents at end of period	$23,132	$11,748

Cash paid during the period for:
Interest	$19	$38
Income taxes	$575	$1,145

See accompanying notes.

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The consolidated balance sheets of First Consulting Group, Inc. (the “Company”) at September 30, 2001 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended September 30, 2001 and 2000 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 30, 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2001 and September 30, 2000.  The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10–K.

2.             Investments

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $19.4 million in short term investments classified as available for sale.  Such investments are currently held in high-grade taxable and tax-exempt securities.  Net unrealized gains and losses on investments were not material at September 30, 2001.

3.             Net Income (Loss) Per Share

The following represents a reconciliation of basic and diluted net income per share for the three month periods ended September 30, 2001 and 2000, respectively (amounts rounded to thousands, except per share data):

	For the three months ended			For the three months ended
	September 30, 2001			September 30, 2000
		Weighted			Weighted
	Net	Average	Per share	Net	Average	Per share
	Income	Shares	amount	Loss	Shares	amount
Basic EPS:
Net income (loss) available to common stockholders	$1,163	23,609	$0.05	$(6,178)	24,922	$(0.25)
Effect of dilutive options and warrants:		690
Diluted EPS:
Net income (loss) available to common stockholders and assumed conversions	$1,163	24,299	$0.05	$(6,178)	24,922	$(0.25)

	For the three months ended			For the three months ended
	September 30, 2001			September 30, 2000
		Weighted			Weighted
	Net	Average	Per share	Net	Average	Per share
	Income	Shares	amount	Loss	Shares	amount
Basic EPS:
Net loss available to common stockholders	$(927)	23,526	$(0.04)	$(11,749)	24,433	$(0.48)
Effect of dilutive options and warrants:
Diluted EPS:
Net loss available to common stockholders and assumed conversions	$(927)	23,526	$(0.04)	$(11,749)	24,433	$(0.48)

4.             Disclosure of Segment Information

FCG has consolidated its business units as follows:

•      The Healthcare Group.  Combines the Health Delivery, Health Plan, Healthcare Technology  (formerly Doghouse Technology Services) and Government business units under common leadership.  This group contributed 50 percent of revenue in the first nine months of 2001.

•      Life Sciences.  This unit is dedicated to selling and delivering content management, validation, data warehousing, and general systems development services to the pharmaceutical, biotech, and Contract Research Organizations markets.  Life Sciences contributed 28 percent of revenue in the first nine months of 2001.

•      FCG Management Services.  This unit provides IT outsourcing services to the healthcare industries. FCGMS contributed 22 percent of revenue in the first nine months of 2001.

The Company provides segment reporting at a gross margin level. Selling and general and administrative expense (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), and fixed assets (primarily computer equipment, furniture, and leasehold improvements) are managed at the corporate level.  The Company’s segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services.

The following is a summary of certain financial information by segment (in thousands):

For the three months period ended September 30, 2001:

			Management
	Healthcare	Life Sciences	Services	Totals
Net revenues	$30,245	$19,293	$16,194	$65,732
Cost of services	17,185	10,461	12,853	40,499
Gross profit	$13,060	$8,832	$3,341	25,233
Selling expenses				7,861
General & administrative expenses				15,592
Merger, restructuring, and severance cost				--
Income from operations				$1,780

For the three months period ended September 30, 2000:

			Management
	Healthcare	Life Sciences	Services	Totals
Net revenues	$34,652	$15,343	$10,016	$60,011
Cost of services	21,881	11,031	7,633	40,545
Gross profit	$12,771	$4,312	$2,383	19,466
Selling expenses				7,696
General & administrative expenses				17,180
Merger, restructuring, and severance cost				5,500
Loss from operations				$(10,910)

For the nine months period ended September 30, 2001:

			Management
	Healthcare	Life Sciences	Services	Totals
Net revenues	$102,318	$56,109	$43,811	$202,238
Cost of services	56,492	34,970	34,984	126,446
Gross profit	$45,826	$21,139	$8,827	75,792
Selling expenses				23,858
General & administrative expenses				49,878
Merger, restructuring, and severance cost				4,349
Loss from operations				$(2,293)

For the nine months period ended September 30, 2000:

			Management
	Healthcare	Life Sciences	Services	Totals
Net revenues	$105,100	$51,203	$30,882	$187,185
Cost of services	66,722	32,720	23,854	123,296
Gross profit	$38,378	$18,483	$7,028	63,889
Selling expenses				22,962
General & administrative expenses				52,823
Merger, restructuring, and severance cost				9,200
Loss from operations				$(21,096)

5.             Comprehensive Income

Comprehensive income, net of taxes is as follows:

	(in thousands)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2001	2000	2001	2000
Net income (loss)	$1,163	$(6,178)	$(927)	$(11,749)
Other comprehensive income (loss), net of tax
Foreign currency translation loss adjustments	(130)	(711)	(273)	(1,076)
Unrealized holding gains (losses) on securities	(12)	27	18	221
Less reclassification adjustment for gains included in net income	--	--	--	--
Other comprehensive loss	(142)	(684)	(255)	(855)
Comprehensive income (loss)	$1,021	$(6,862)	$(1,182)	$(12,604)

6.             Concentrations of Credit Risk

At September 30 2001, FCG carried a long-term account receivable of approximately $10.9 million from a single client.  The receivable relates to a major outsourcing contract, and will be paid down over a six-year period.  The company also has a note receivable of approximately $1.8 million from another client that is past due. Although, no assurance can be given that this client will be able to pay in full, the client has paid approximately $1 million during 2001, and FCG believes it will ultimately collect the receivable.

7.             Transaction with Doghouse Enterprise Subsidiary

On June 29, 2001, FCG purchased 2,500,000 shares of Doghouse Enterprises, Inc., a majority owned subsidiary of FCG (“Doghouse”), from the minority stockholder of Doghouse for aggregate consideration of 132,753 shares of FCG’s common stock valued at $1,067,000 and $500 in cash.  As a result of the purchase, Doghouse is a wholly owned subsidiary of FCG.

On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to  FCG.  In connection with this transaction, FCG assumed the Doghouse 2000 Equity Incentive Plan (the “DH Plan”) and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of FCG’s common stock for each 1,000 shares available for issuance under the DH Plan.  The exchange rate was based on a three-day trading average of FCG’s common stock following its public announcement of its first fiscal quarter financial results and a per share value for Doghouse as negotiated between FCG and the former minority stockholder of Doghouse.   The total number of shares of FCG’s common stock available for issuance under the DH Plan is 585,000, of which 341,580 are subject to outstanding options as of July 1, 2001.  The weighted average exercise price for the options outstanding under the DH Plan is $9.95 per share.

8.             Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets.   SFAS 141 is effective for all business combinations completed after June 30, 2001.  SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

•      All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

•      Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

•      Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.  Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

•      Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

•      All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $2.0 million and  $0.5 million will no longer be recognized.  By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002.   Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002 as a cumulative effect of a change in accounting principle.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN AND UNDER THE CAPTION “RISKS RELATING TO THE BUSINESS OF FCG” IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, AND SUBSEQUENT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.  FCG’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

FCG provides services to payors, providers, government agencies, pharmaceutical, biogenetic, and life science companies, and other healthcare organizations in North America and Europe. FCG generates substantially all of its revenue from fees for professional services. FCG typically bills for its services on an hourly, fixed-fee or monthly fixed-fee basis as specified by the agreement with a particular client. FCG establishes either standard or target hourly rates for each level of consultant based on several factors including industry and assignment-related experience, technical expertise, skills and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the hourly rate for the consultant(s) assigned to the engagement. Fixed fees are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of consultants required to complete the assignment. Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates charged by FCG. For services billed on an hourly basis, FCG recognizes revenue as services are performed. For services billed on a fixed fee basis, FCG recognizes revenue using the percentage of completion method based either on 1) the amount of time completed on each assignment versus the projected number of hours required to complete such assignment, or 2) the amount of cost incurred on the assignment versus the total projected cost to complete the assignment. Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements. Unplanned adjustments to revenue are booked at the time they are known. Out-of-pocket expenses are billed to and reimbursed by clients and offset against expenses incurred and are not included in recognized revenues. Provisions are made for estimated uncollectible amounts based on the Company’s experience. FCG may obtain payment in advance of providing services. These advances are recorded as deferred revenue and reflected as a liability on FCG's balance sheet.

Cost of services primarily consists of the salaries, bonuses and related benefits of client-serving consultants and subcontractor expenses. General and administrative expenses primarily consist of the costs attributable to the development of the business and the support of the client-serving professionals, such as: non-billable travel; office space occupancy; investments in FCG's information systems, research and practice support and quality initiatives; salaries and expenses for executive management, financial, accounting and administrative personnel; expenses for firm and business unit governance meetings; recruiting fees and professional development and training; and marketing, legal and other professional services. As associate related costs are relatively fixed, variations in FCG’s revenues and operating results can occur as a result of variations in billing margins and utilization rates of its billable associates.  The Company routinely reviews its fees for services, professional compensation and overhead costs to ensure that its services and compensation are competitive within the industry.  In addition, FCG routinely monitors the progress of client projects with its clients’ senior management. Quality of Service Questionnaires are sent to the client after each engagement with the results compiled and reported to FCG executive management.

FCG's most significant expenses are its human resource and related salary and benefit expenses. As of September 30, 2001, approximately 52% or 968 of FCG's 1,870 employees are consultants.  Another 529 employees form the firm's outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in FCG’s cost of services.  Non-billable employee salaries and benefits are recognized as a component of general and administrative expenses.  Approximately 20%, or 373 employees are classified as non-billable. FCG's cost of services as a percentage of revenue is directly related to its consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. FCG manages consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation and holiday time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, FCG actively manages personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause FCG to experience lower margins. In addition, the opening of new offices, expansion into new markets, and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

FCG's effective tax rate has varied from period to period due to differences between book and tax deductions associated with certain non-deductible operating expenses, including certain compensation expenses, goodwill amortization, and merger related activities.

Results of operations for the three months ended September 2001 and 2000

Net Revenue.  The Company’s net revenue increased to $65.7 million for the quarter ended September 30, 2001, an increase of 9.5% from $60.0 million for the quarter ended September 30, 2000.  This increase was due to growth in outsourcing and life sciences revenues, partially offset by a decline in the health plan market.

Cost of Services.  Cost of services remained constant at $40.5 million for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000.  Cost of services as a percentage of revenue decreased to 61.6% for the quarter ended September 30, 2001 from 67.6% for the quarter ended September 30, 2000, primarily due to an increase in gross margin in the life sciences area.

                Selling Expenses.  Selling expenses increased to $7.9 million for the quarter ended September 30, 2001, an increase of 2.1% from $7.7 million for the quarter ended September 30, 2000.  Selling expenses as a percentage of revenue decreased to 12.0% for the quarter ended September 30, 2001 from 12.8% for quarter end September 30, 2000.

General and Administrative Expenses.  General and administrative expenses decreased to $15.6 million for the quarter ended September 30, 2001, a decrease of 9.2% from $17.2 million for the quarter ended September 30, 2000 due to cost containment efforts. General and administrative expenses as a percentage of revenue decreased from 28.6% for the quarter ended September 30, 2000 to 23.7% for the quarter ended September 30, 2001, due to the reduction in costs combined with the leveraging effect of the higher level of revenue.

Merger, Restructuring and Severance Costs.  There were no merger, restructuring, and severance costs for the quarter ended September 30, 2001, while there were $5.5 million of such costs for the quarter ended September 30, 2000.  Those costs were associated with separating approximately 60 employees, consolidating and resizing selected offices, and closing the European healthcare operations.

Interest Income, Net.  Interest income, net of interest expense, decreased to $0.4 million for the quarter ended September 30, 2001 from $0.5 million for the quarter ended September 30, 2000, primarily due to lower interest rates on invested cash.  Interest income net of interest expense as a percentage of revenue decreased to 0.7% for the quarter ended September 30, 2001 from 0.8% for the quarter ended September 30, 2000.

Other Income (Expense) Net.  Other expense stayed constant at $0.2 million for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000.

Income Taxes. The benefit for income taxes of 42.0% in the quarter ended September 30, 2001 was essentially constant compared to the 41.7% reported for the quarter ended September 30, 2000.

Results of operations for the nine months ended September 2001 and 2000

Net Revenue.  The Company’s net revenue increased to $202.2 million for the nine months ended September 30, 2001, an increase of 8.0% from $187.2 million for the nine months ended September 30, 2000.  This increase was primarily due to growth in outsourcing revenues.

Cost of Services.  Cost of services increased to $126.4 million for the nine months ended September 30, 2001, an increase of 2.6% from $123.3 million for the nine months ended September 30, 2000.  The increase was attributable to an increase in the outsourcing staff related to the increase in outsourcing revenue, partially offset by a decline in the number of consultants in the other business units.  Cost of services as a percentage of revenue decreased to 62.5% for the nine months ended September 30, 2001 from 65.9% for the nine months ended September 30, 2000.  This decrease was due to higher consultant utilization.

Selling Expenses.  Selling expenses increased to $23.9 million for the nine months ended September 30, 2001, an increase of 3.9% from $23.0 million for the nine months ended September 30, 2000.  Selling expenses as a percentage of revenue decreased slightly from 12.3% for the nine months ended September 30, 2000 to 11.8% for the nine months ended September 30, 2001.

General and Administrative Expenses.  General and administrative expenses decreased to $49.9 million for the nine months ended September 30, 2001, a decrease of 5.6% from $52.8 million for the nine months ended September 30, 2000, due to cost containment efforts. General and administrative expenses as a percentage of revenue decreased from 28.2% for the nine months ended September 30, 2000 to 24.7% for the nine months ended September 30, 2001, due to the reduction in costs combined with the leveraging effect of the higher level of revenue.

Merger, Restructuring and Severance Costs.  Merger, restructuring and severance costs were $4.3 million for the nine months ended September 30, 2001 compared to $9.2 million for the nine months ended September 30, 2000.  Merger, restructuring and severance costs for the nine months ended September 30, 2001 included approximately $3.7 million of severance costs related to a reduction in staff of approximately 145 people with the remainder related to facility downsizing.  Merger, restructuring and severance costs for the nine months ended September 30, 2000 consisted primarily of severance costs related to a reduction in the U.S. workforce, costs for consolidating and resizing selected offices and costs associated with the closing of the European healthcare operations.

Interest Income, Net.  Interest income, net of interest expense, decreased to $1.1 million for the nine months ended September 30, 2001 from $1.8 million for the nine months ended September 30, 2000, primarily due to lower interest rates on invested cash. Interest income net of interest expense as a percentage of revenue decreased to 0.6% for the nine months ended September 30, 2001 from 1.0% for the nine months ended September 30, 2000.

Other Income (Expense), Net.  Other expense increased to $0.4 million for the nine months ended September 30, 2001 compared to $0.3 million for the nine months ended September 30, 2000.

Income Taxes.  The benefit for income taxes of 42.0% for the nine months ended September 30, 2001, increased slightly from the 40.0% reported for the nine months ended September 30, 2000.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, the Company generated cash flow from operations of $13.5 million.  During the nine months ended September 30, 2001, the Company used cash flow of approximately $2.7 million to purchase property and equipment, including computer and related equipment and office furniture, while depreciation and amortization expense was approximately $6.2 million. At September 30, 2001, the Company had cash and investments available for sale of $42.6 million compared to $29.8 million at December 31, 2000.

The Company has a revolving line of credit, under which it is allowed to borrow up to $10.0 million at an interest rate of the prevailing prime rate with an expiration date of May 1, 2002.  There was no outstanding balance under the line of credit at September 30, 2001.

Management believes that existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months.  FCG’s cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

PART III.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2.   Changes in Securities.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

Change in Fiscal Year - In November, 2001, FCG made a determination to change its fiscal year from a calendar year to a 52 or 53 week period ending on the last Friday of December.  As a result, FCG's current fiscal year will end on Friday, December 28, 2001.

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

(2)           Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 2000.

(3)           Incorporated by reference to Exhibit 3.3 to FCG's Form S-1.

(4)           Incorporated by reference to Exhibit 4.1 to FCG's Form S-1.

(5)           See Note 3 to Consolidated Financial Statements, “Net Income Per Share.”

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: November 13, 2001	LUTHER J. NUSSBAUM
Luther J. Nussbaum Chairman and Chief Executive Officer

Date: November 13, 2001	WALTER J. McBRIDE
Walter J. McBride Executive Vice President, Practice Support and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Item	Description
3.1 (1)	Certificate of Incorporation of the Company.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company.
4.1 (4)	Specimen Common Stock Certificate.
11.1 (5)	Statement of computation of per share earnings.
27.1	Financial Data Schedule.

(1)           Incorporated by reference to Exhibit 3.1 to FCG's Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the "Form S-1").

(2)           Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 2000.

(3)           Incorporated by reference to Exhibit 3.3 to FCG's Form S-1.

(4)           Incorporated by reference to Exhibit 4.1 to FCG's Form S-1.

(5)           See Note 3 to Consolidated Financial Statements, “Net Income Per Share.”