Form 10-K405
period 2001-12-28
FIRST CONSULTING GROUP INC
filed 2002-03-28
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number:  000-23651

First Consulting Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-3539020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Ocean Boulevard, 4th Floor, Long Beach, California 90802
(Address of principal executive offices, including zip code)

(562) 624-5200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None	None
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per Share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the Registrant’s stock held by non-affiliates of the Registrant at February 22, 2002 was approximately $131,128,265 based on the closing price of such common equity on such date.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value	23,919,607
(Class)	(Outstanding at February 22, 2002)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information that will be filed with the Securities and Exchange Commission by April 29, 2002, either as part of Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

TABLE OF CONTENTS

PART I
	Item 1.	Business
• General
• Clients and Services
• Service Delivery
• Sales and Marketing
• Research and Practice Support
• Competition
• Limited Protection of Proprietary Information and Procedures
• Employees
• Vendor Relationships
• Risks Relating to our Business
	Item 2.	Properties
	Item 3.	Legal Proceedings
	Item 4.	Submission Of Matters To A Vote Of Security Holders

PART II
	Item 5.	Market For Registrant’s Common Stock And Related Stockholder Matters
	Item 6.	Selected Financial Data
	Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operation
• Overview
• Comparison of the Years Ended December 28, 2001 and December 31, 2000
• Comparison of the Years Ended December 31, 2000 and 1999
• Quarterly Financial Results
• Liquidity and Capital Resources
	Item 7a.	Quantitative and Qualitative Disclosure about Market Risk
	Item 8.	Financial Statements and Supplementary Data
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
	Item 10.	Directors and Executive Officers of Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management
	Item 13.	Certain Relationships and Related Transactions
PART IV
	Item 14.	Exhibits, Financial Statement, Schedules and Reports on Form 8-K

i

PART I

Cautionary Statement

This report contains forward-looking statements which include, but are not limited to, statements regarding (i) the prospective growth and profitability of our business units in healthcare, life sciences and outsourcing; and (ii) our anticipated revenues, earnings per share and other operating results.  These forward-looking statements involve known and unknown risks which may cause our actual results and performance to be materially different from the future results and performance stated or implied by the forward looking statements. Some of the risks investors should consider include the following: (a) the unpredictable nature of our pipeline of potential business and of negotiations with clients on new outsourcing and other engagements, resulting in uncertainty as to whether and when we will enter into new agreements and whether those agreements will be on terms favorable to us; (b) the unpredictable nature of the business of our clients and the markets that they serve, particularly in the current economic climate, which could result in clients canceling, modifying or delaying current or prospective engagements with us; (c) the importance of our personnel to our operations, including whether we can attract and retain qualified personnel and keep those personnel utilized on client engagements in order to achieve projected growth, revenue and earnings; (d) our ability  to operate effectively with our restructured business units, and (e) other risk factors referenced in this and other reports filed with the Securities and Exchange Commission (“SEC”).

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled “Risk Relating to our Business” set forth at the end of Part I, Item 1 of this report, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and similar discussions in our other filings with the SEC discuss some of the important risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report and in our other filings with the SEC, before deciding to invest in us or to maintain or increase your investment.  This cautionary statement and others made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1           BUSINESS

General

We provide information-based consulting, integration, and outsourcing services primarily for the health related industries in North America and Europe. Our services are designed to increase our clients’ operations effectiveness through reduced cost, improved customer service, and enhanced quality of patient care and more rapid introduction of new pharmaceutical compounds.  We are focused on transforming the health-related industries.  We apply deep industry knowledge and operations improvement skills combined with advanced information technologies, including the Internet, to make substantial improvements in healthcare delivery, healthcare financing and administration, health maintenance and drug research and development. Through our services, we offer industry-specific expertise to objectively evaluate, select, develop, implement and manage information systems, networks and applications. We provide services primarily to healthcare delivery organizations, health plans, government healthcare organizations, and pharmaceutical and life sciences organizations. We have over 1,800 professionals serving North America and Europe. Our consultants possess extensive expertise in clinical, financial, and administrative processes, information technologies and applications. We provide this expertise to our clients by assembling multi-disciplinary teams that provide comprehensive services across the principal services of consulting, integration, and outsourcing. Our consulting professionals are supported by internal research and a centralized information system that provides real-time access to current industry information and project methodologies, experiences, models and tools. We believe that our success is attributable to strong relationships with industry leading clients, our industry and technical expertise, a professional environment that fosters employee recruitment and retention, and the depth and breadth of our services.  We were organized in 1980 as a California corporation, and in February 1998, we reincorporated as a Delaware corporation.

Clients and Services

In 2001, we provided services to clients primarily in the healthcare, pharmaceutical and life sciences industries in North America and Europe. Our clients include leading integrated delivery networks, or IDNs, health plans, acute care centers, academic medical centers, physician organizations, governmental agencies, pharmaceutical companies, biotech companies and other organizations. We have worked for many of the largest and most prestigious clients in our target segments, including all of the leading pharmaceutical and life sciences companies as listed in Fortune’s Global 500, 17 of the top 20 managed care firms, 17 of the top 20 IDNs, and the 2 largest U.S government healthcare IDNs. Our revenue mix from our major client segments in 2001 was:

•        Health Delivery Organizations (hospitals, integrated delivery networks, academic medical centers, clinics, physician organizations, associations — 44% (includes outsourcing clients)

•        Pharmaceutical, Biotech and other life sciences related organizations — 31%

•        Health Plans (Blue Cross Blue Shield organizations, Insurance Companies, Specialty Physician Organizations, Regional and National HMOs) — 19%

•        U.S. Federal Government Healthcare Agencies (e.g. Department of Defense, Department of Health and Human Services, and Department of Veterans Affairs) — 3%

•        Other industries — 3%

Our principal services consist of consulting, integration, and outsourcing. We believe that our clients’ overall operations effectiveness is dependent upon solid business strategy and the implementation of improved business processes supported by information management. We also believe that these elements are interdependent and therefore must be integrated in order to be successful. We offer our clients an integrated approach through multi-disciplinary teams with expertise across these areas. We are typically  engaged on a project basis and assemble client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments. We may assemble several client teams to serve the needs of a single client. We provide services at the client site to senior-level management and other personnel within the client organization. We provide our services through three business units — the Healthcare Group which includes health delivery, health plans, government healthcare, and technology services; Life Sciences; and Outsourcing.

Life Sciences

Our Life Sciences business serves the entire industry including major pharmaceutical companies, biotechnology companies, clinical research organizations, or CROs, medical device manufacturers, and related companies across North America and Europe. We design and develop the information systems used by pharmaceutical companies worldwide throughout their drug development life cycle.  Our international services encompass the analysis, design, development, implementation, and maintenance of information systems employed in all aspects of the drug development and post approval processes. Globally, we possess comprehensive, industry-specific project development methodologies, rapid application development skills, and a superior understanding of leading information technologies. We help our life sciences clients streamline the drug development process and improve the overall effectiveness of their information technology, or IT, investments in the global marketplace.

Our information management, strategy, application development, post-implementation support, and delivery services support every aspect of the drug development lifecycle from discovery, clinical trials, and regulatory approval to manufacturing, marketing, and medical affairs. All of these assist our clients in better managing the information that helps bring new therapies to market while streamlining processes to ensure a maximum return on their IT investment. This organization has an intimate knowledge and understanding of the life sciences industry and our services are structured around the key processes of most life sciences organizations, including:

Drug Discovery — Genomics, Compound Registration, Sample and Reagent Inventory Management, high-throughput screening, Chemical Compound Library Management, and Laboratory Information Management Systems/Assay Systems

Pre-Clinical & Clinical — Pharmacology Systems, Toxicology, Clinical Data Management, Clinical Trials Management, Drug Safety/Adverse Events Reporting, Clinical Supplies, Remote Data Entry, Case Report Forms Imaging, and Clinical Manufacturing

Regulatory — Regulatory Document Management, Electronic Submissions, Regulatory Affairs Tracking, and Dossier Publishing

Manufacturing and Post Market — Standard Operating Procedures- Packaging and Labeling, Good Manufacturing Practices, Safety and Surveillance, Phase IV Clinical Trials, Quality Control/Quality Assurance, Disease Management, Sales Force Automation, Data Warehousing, and Disease Management

We provide clients with systems integration and custom development solutions through the use of advanced technologies, methodologies and skills.  We perform the complete range of software engineering and development tasks including technology assessment, architecture, requirements gathering, detailed design, construction, testing, benchmarking, implementation and support.  Our Life Sciences business is organized around the following major services:

Consulting Services

Our Life Sciences Consulting Services organization is comprised of an integrated suite of IT strategy, e-strategy, and performance improvement services that enable our life sciences clients to improve cost management, quality, and service during the drug research and development lifecycle.  Our strategic services integrate operational effectiveness and IT into clients’ business strategies allowing them to obtain differentiation and a competitive advantage. Since we are a service provider, we work closely with our clients, and third party vendors, including select vendor alliances where appropriate, to integrate a combination of custom and off-the-shelf products to maximize the client’s investment.

Data Management Technologies and Solutions

Our Data Management Technologies and Solutions organization provides solutions for research and development and post-marketing organizations. Our Life Sciences business is an industry leader in data warehousing and decision support systems, client server systems integration, web/portal technologies, wireless/hand held technologies, quality assurance and testing, and training services.  Our strong relationships with leading vendors afford us access to cutting edge tools that can offer clients various solution options. Our Life Sciences business is also a leader in the application and seamless integration of diverse technologies with a commitment to identify and adopt new technologies in support of our client’s business needs.

Content Management Technologies and Solutions

We operate a separate service line solely devoted to the design, development, and implementation of enterprise-wide electronic content management systems. Although the service line primarily focuses in the pharmaceutical industry, we also specialize in developing content management systems that support business processes in engineering, manufacturing, legal, and sales and marketing organizations. Using our extensive business and technical expertise, we integrate leading-edge content repository, workflow, XML authoring and publishing, imaging technologies and PDF publishing to provide content management solutions tailored to satisfy the business needs of our clients. We are also a major systems integration partner with Documentum Inc., the largest such partner in the pharmaceutical industry. A comprehensive understanding of content management systems, in combination with our proven software development methodology, has led to over 100 successful Documentum consulting engagements for more than 40 companies. We have also combined the industry’s best practices, most innovative technology, and decades of consulting service experience to produce the FirstDoc™ Solution Suite and XML QuickStart.

Validation and Quality Assurance Services

This practice works as an independent organization within our Life Sciences business, providing clients with the expertise to evaluate, structure, implement, and maintain effective quality programs that ensure compliance with applicable regulations.  We offer diverse experience, knowledge and strategic planning initiatives for the validation of quality systems, process integration, clinical data systems, laboratory automation, content management and 21 CFR Part 11 compliance.

Staffing Services

Our LS Staffing Services organization focuses specifically on the IT staff augmentation needs of our Life Science business clients. The organization consists of approximately 40 associates, including validation specialists as well as client-side and server-side application developers.  These consultants are engaged at numerous Life Sciences business clients in a variety of domains, ranging from drug discovery and clinical to financial applications.

Our Life Sciences organization maintains strategic alliances with the following vendors:

•	Action Point	•	KOFAX
•	Ascential Software (f.k.a. Ardent)	•	Liquent
•	Arbortext	•	Microsoft
•	BEA	•	MicroStrategy
•	Borland	•	NuGenesis
•	CENSA	•	Oracle
•	Confer	•	SiteWorks
•	Documentum	•	SoftQuad
•	Epicentric	•	Spotfire
•	eRoom Technologies	•	SYBASE

The Healthcare Group

The Healthcare Group is comprised of four practice units: health delivery, health plans, government healthcare and technology services.

Health Delivery

The healthcare industry is undergoing radical change stimulated by an array of challenges. Rising costs for clinical and other personnel, new technologies and drugs, plus a growing patient population have created new demands for cost management solutions that do not sacrifice quality of care.  More sophisticated consumers are acquiring knowledge about healthcare options through media and the Internet and are demanding more service and convenience.  Healthcare organizations must all respond by offering measurable quality and service improvements, while remaining competitive from a cost standpoint.

Since our inception in 1980, we have served hundreds of healthcare delivery clients, including hospitals, integrated delivery networks, health trusts, academic medical centers, clinics, physician organizations, home healthcare companies, skilled nursing facilities, and related providers.  Our focus on developing integrated solutions enables clients to achieve market differentiation, improve customer service and quality, manage cost and supply chains more effectively, and optimize their information management processes.

Our expertise includes business and clinical process improvement and information management to support access to care, care/disease management, clinical performance improvement, patient safety, Enterprise Resource Planning, or ERP, revenue cycle management, and e-strategy.  We also help our clients with strategic systems planning and optimization of their IT investments.  This includes IT value management, systems selection and implementations and data management strategies interwoven with process improvement techniques.  Our key vendor relationships include Argent Healthcare Financial Services, Cerner, Lawson and Meditech.  Additionally, we assist clients through a full range of Health Insurance Portability and Accountability Act, or HIPAA, compliance services, including education, tracking legislative issues, compliance assessment, planning and implementation of necessary processes, security, EDI and information technologies. Finally, we provide IT outsourcing services, from assessment/due diligence, program management through discrete and full outsourcing.

From process improvement and information systems strategy to clinical systems solutions to custom application development and implementation services, we provide the depth and breadth of expertise to address clients’ specific needs, bringing teams of experienced professionals who have solved similar problems many times before.

Health Plans

To remain competitive, health plans must reduce medical and administrative costs, provide responsive customer service, develop new benefit plans, and build market share.  We provide specialists with expertise in a wide range of health plan operations, program management, and health plan information systems.

We improve health plan performance with integrated solutions that link client strategies, processes, and people to providers, consumers, and purchasers. Our services help clients achieve differentiation and cost savings through a variety of consulting and technology services.  We assist clients with business process design, operations improvement, core systems selection and implementation, Internet and portal development, business intelligence and technology infrastructure services.  Our HIPAA services range from readiness assessment to planning and requirements definition and remediation. We help optimize core health plan processes like claims administration, provider contracting and reimbursement, servicing members and reporting.  We identify and implement supporting information management solutions.  We provide strategy, design, and implementation expertise in IT and customer service call center optimization.  We also assist health plans in systems implementation across all these areas, while applying process redesign techniques to ensure that clients maximize their IT investments.

We have in depth knowledge of core administrative information technology systems such as QCSI, AMISYS, Ericso Facets, Denovis and other system vendors.  Our knowledge of these vendors and their systems improves time to benefit for system implementations and operations improvement engagements.

Government Healthcare

Government agencies need to improve access to and delivery of health care, refine administrative and financial processes, reduce overall operating costs and enhance the quality and delivery of information.  Like private sector businesses, they are often hobbled by additional challenges like limited access to highly trained clinicians and support personnel and IT specialists.

We assist the government in solving some of the most complex health problems in the United States.  We have supported the Department of Defense, the Department of Veterans Affairs, and the Department of Health and Human Services through a series of strategic business and clinical planning efforts, reengineering of clinical and business practices, change management services, and information management/IT assessments, selections and implementations.  We have several government-wide contracting vehicles including a General Services Administration Information Technology Professional Services contract and a Management, Organizational and Business Improvement Services contract.  We are also a partner on several contract vehicles including Millennia Lite, CIOSP II, Image World, Medicare Managed Care Program Integrity Contractor and a BPA with the Department of Defense and the VA Central Office in WDC.  From clinical to administrative to financial services, our services to government healthcare parallel those to the private sector.  We guide public sector health agencies through:

•	Business and clinical planning;	•	Data quality management;
•	Redesign of core operating processes;	•	Data warehousing;
•	Financial management;	•	Security planning;
•	Managed care and call center implementations;	•	Informatics infrastructure; and
•	Information architecture;	•	WAN/LAN implementations.

The rewards are sustained operational improvement and enhanced quality of service and care.

Technology Services

Our Technology Services Group delivers a full suite of e-business and advanced technology services to the health delivery, health plan and life sciences market. We help clients use the Internet to strengthen relationships, open new markets, improve service, and reduce costs through services that include web design, development, integration and implementation of portals and Web sites.  Our e-business experts possess the creative, consultative, and technical resources to transform business strategies into e-solutions. The exceptional expertise and experience in assisting clients in selecting, implementing, and integrating packaged technology solutions allow our clients to use Internet technologies and software that are already developed.  Our associates possess extensive healthcare qualifications in provider portals, website development, content management, custom software development, as well as business intelligence and data warehousing.

Our infrastructure services include application and network integration of voice, data, video, and imaging technologies and systems. We evaluate, design, develop and implement comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout an organization. We also perform multi-network integration, desktop system installation and management, server management, capacity planning, and performance analysis. We provide our infrastructure services on a fixed fee, per-hour, or fixed-fee per month basis as negotiated in individual client contracts.

Enterprise Infrastructure services include:

•       Network Security and Disaster Recovery

•       Information Accessibility — Mobile Computing, Wireless, Desktop, Remote Access

•       Telecommunications, Call Centers and Customer Relationship Management (CRM)

•       Data Management and Integration — Data Architecture, EDI, Interface Engines

•       e-Infrastructure — Local and Wide Area Network Strategy, Architecture, Design and Implementation

•       IT Operations — Data Center, Help Desk, Disaster Recovery, Interim IT Leadership

We have expertise in working with a wide range of technology vendors across these areas, such as:

•	Cisco Systems	•	NetIQ
•	CommerceQuest	•	Nortel Baynetworks Inc.
•	Dell Computer	•	Oracle Corporation
•	HIE Inc.	•	Quovadx
•	Mercator	•	SeeBeyond
•	Microsoft Corporation	•	Sybase/NEON

Outsourcing

We provide IT outsourcing services whereby we hire the IT staff of clients and run part or all of the IT operations at the client site.  Through these services, we provide long-term IT management expertise, tailoring our efforts specifically to the client’s culture, strategy, and needs. We offer a wide range of management services including assessment/due diligence, program management, discrete outsourcing and full IT outsourcing. Our assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of their IT function. This assessment enables senior management to determine the appropriateness of outsourcing part or all of their IT function, relative to their financial condition, strategic objectives, internal IT capabilities and overall direction.

Our typical outsourcing engagement is a long-term, multi-year engagement with the client where we hire all of the client’s IT staff, with us providing complete management of the IT function. The staff continue to provide the outsourcing services from the client’s site, and the client retains ownership of the related assets, e.g., data center, and all hardware and software. We typically create service level agreements, with the overall outsourcing contract lasting for three or more years, on an annual fixed fee basis with the client.  We also offer program management and discrete outsourcing services to clients on an as needed basis.

Currently, we have among our active accounts, outsourcing relationships with NewYork-Presbyterian and the University of Pennsylvania Health System.  Our agreement with New York Presbyterian is a seven-year engagement due to expire in December 2006.  We received approximately $31.5 million from this engagement in 2001, or 12% of our consolidated revenue.  Our agreement with the University of

Pennsylvania Hospital System is a six-year engagement due to expire in December 2006.  We received approximately $19.4 million from this engagement in 2001, or 7% of our consolidated revenue. In both of these engagements, the clients have fully outsourced their IT staff and functions to us.

We have formed a non-exclusive alliance with Affiliated Computer Services, or ACS, a Fortune 1000 IT services firm, to enhance our ability to provide complete IT outsourcing, including data center and network management capabilities. Outsourcing is proving to be a highly effective strategy for focusing skills, meeting strategic goals and reducing information management costs.  Together with ACS, we bring a clear value proposition supported by more than 20,000 associates, experience in thousands of healthcare engagements and demonstrated mastery of information technology.  ACS and us will pursue opportunities for large-scale healthcare data center and infrastructure management outsourcing together.

Service Delivery

Our services are provided by over 973 consultants and 534 outsourcing associates who collectively have expertise in key healthcare, pharmaceutical, financial, administrative and clinical processes, IT and applications. We believe that our health-related industries focus, IT expertise, experienced consultants, and research and practice support enable our clients to reduce costs, improve customer service, enhance the quality of patient care, and more rapidly introduce new drug compounds to market.

To ensure client satisfaction, we typically assign a client service or account executive to our clients. The client service or account executive’s primary responsibility is to establish and maintain long-term relationships with clients. This individual regularly communicates with the client to ensure client satisfaction and is also responsible for billing decisions on each assignment. For client engagements with multiple independent assignments, we assign a delivery service executive or program manager to each assignment. A delivery service executive has specific technology, process or service line expertise and is responsible for supervising the daily functions of the client team and for ensuring that the team’s progress is consistent with the client’s objectives and schedule. We measure every client’s satisfaction through a client satisfaction survey completed at six-month intervals during the engagement and again at the conclusion of each assignment.

We employ consultants whose individual expertise combines healthcare delivery, health plan, pharmaceutical, IT and consulting skills. Our consultants collectively have developed healthcare and pharmaceutical-specific expertise in key areas such as:

•	financial administrative and clinical processes;	•	physician practice management;
•	care management;	•	ambulatory care;
•	clinical decision support;	•	drug research and development;
•	health plan operations;	•	drug regulatory submission; and
•	medical and utilization management;	•	privacy and confidentiality protection.
•	outcomes and performance management;

Our consultants also have expertise in implementing, integrating and developing a wide range of IT and management systems. These systems include packaged software applications, client/server and object-oriented computing technologies, data repositories and data warehousing, electronic commerce and electronic data imaging, networking, web technologies, telemedicine, document management, security, and disaster recovery. We have expanded our recruiting efforts to attract and retain the breadth and depth of skills and expertise necessary to compete successfully in the healthcare and pharmaceutical consulting industries.

Sales and Marketing

We generate a substantial portion of our revenue from existing clients and client referrals, and we market our services primarily through our vice presidents and account executives. Our vice presidents and account executives develop strong relationships with senior-level information management and other decision-making personnel at leading healthcare and pharmaceutical organizations. We maintain these relationships by successfully completing assignments and exceeding clients’ expectations. Our vice presidents and practice directors allocate a significant portion of their time to business development and related activities. We also employ account executives and business development directors who are dedicated to business development with potential and existing clients.  We are frequently engaged to provide multiple services throughout several phases of a client’s IT system lifecycle, including strategy, planning, procurement and contracting, implementation, integration and management. As a result of this involvement, our personnel often develop an in-depth understanding of our client’s business systems and capabilities and develop strong relationships with personnel within the client organization. These relationships provide us with significant opportunities to undertake additional assignments for each client.

In addition to generating assignments from existing clients, we attract new clients through our targeted marketing activities. Our marketing activities include web marketing, public presentations, press releases, publishing of books, articles and white papers, and trade show participation. We also maintain research reports and white papers on our web site, along with other company and industry information. Our marketing staff produces a number of sales support tools including presentations, brochures, article reprints, sales kits, descriptions of our services and case studies.

Research and Practice Support

Our services and consultants are supported by internal research, training and a centralized information system that provides real-time access to current industry and technology information and project methodologies, experiences, models and tools. Our principal research and practice support initiatives include: Emerging Practices Group, Professional Development Programs, the Scottsdale Informatics Institute, and Knowledge, Information, Technology Exchange (KITE®).

Emerging Practices Group.  The Emerging Practices Group performs industry research and collects, packages and distributes knowledge regarding emerging trends in the healthcare and pharmaceutical industries. Examples of topics that the Emerging Practices Group has researched are HIPAA, IT value management, clinical performance improvement and medical errors, e-health, and health related industry trends and the implications for IT.  We document research findings, conduct internal and client workshops on these topics, and makes the research available for use in our client engagements.  The Emerging Practices Group also publishes a periodic news summary that appears on our web site and is sent via email to several thousand subscribers.

Professional Development and Incentive Programs.  We have instituted several professional development and incentive programs to encourage employee retention and to provide support for the professional growth of all our employees. We provide training to our employees through an annual three-day educational retreat, as well as ongoing classroom education, computer-based training, distance learning and external seminars. We have programs to educate all new employees about our history, culture, and practices.  All employees are required to establish an annual professional development plan for knowledge acquisition, skill development, leadership assessment and training, project management and relationship management.

Scottsdale Institute.  We provide financial, research and advisory support to the Scottsdale Informatics Institute. The Scottsdale Institute is a membership organization composed of approximately 30 healthcare organizations across the United States, typically represented by their Chief Executive Officers, Chief Operating Officers and Chief Information Officers. Membership is by invitation only. The Scottsdale Institute provides its members with a cost-sharing vehicle for information exchange, problem solving and learning related to improving performance through information management. This enables members to more efficiently utilize information technology for performance improvement.  In turn, it helps us to develop practical, applied solutions to problems of leading healthcare organizations and to anticipate service needs of the broader market.

Knowledge, Information, Technology Exchange (KITE®).  Our personnel have access to our internal research and to current industry and technology information and project methodologies, experiences, models and tools through KITE®. KITE® currently houses approximately 26,000 documents that include industry information, service methodologies and tools, benchmarks and best practice information, and other documentation to support our services and consultants. KITE® is updated on a continuous basis with information resulting from each engagement, and by the Emerging Practices Group. We believe that this resource allows our consultants to utilize engagement-specific information that improves the quality and content of services delivered to clients while reducing cost of delivery.

Competition

The market for healthcare consulting, integration, and management services is intensely competitive, rapidly evolving and highly fragmented. We have competitors that provide some or all of the same services that we provide. We compete for consulting services with international consulting firms such as Accenture and KPMG Consulting, regional and specialty consulting firms, and the consulting groups of international accounting firms such as, Deloitte & Touche LLP and PricewaterhouseCoopers, LLP.  In integration services, we compete with information system vendors such as McKesson/HBOC, and IBM Global Systems; service groups of computer equipment companies; systems integration companies such as Accenture, SAIC and Cap Gemini Ernst & Young; outsourcing companies such as Electronic Data Systems Corporation, Perot Systems Corporation, and Computer Sciences Corporation; clients’ internal information management departments; and other healthcare consulting firms.  Many of our competitors have significantly greater financial, human and marketing resources than us. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than us. In addition, as healthcare organizations become larger and more complex, our larger competitors may be better able to serve the needs of such organizations. We may not be able to attract and retain the personnel or dedicate the financial resources necessary to serve these resulting organizations.

We believe that we compete primarily on the basis of our healthcare and life sciences domain expertise and experience, our reputation and quality of our services.  However, our clients may become increasingly price-sensitive as competitive pricing pressures increase. Large IT companies have, in the past, offered consulting services at a substantial discount as an incentive to utilize their implementation services, and software and hardware vendors may provide discounted implementation services for their products. These competitors may in the future discount such services more frequently or offer such services at no charge. There can be no assurance that we will be able to compete for price-sensitive clients on the basis of our current pricing or cost structure, or that we will be able to lower our prices or costs in order to compete effectively. Furthermore, many of our competitors have long-standing business relationships with key personnel at healthcare organizations, which could prevent or delay us from expanding our client base. We believe that we have been able to compete successfully on the basis of the quality and range of our services and the accumulated expertise of our consultants. However, we may not be able to compete effectively with current and future competitors or competitive pressures may cause our revenue or operating margins to decline or otherwise materially adversely affect our business, financial condition and results of operations.

Limited Protection of Proprietary Information and Procedures

Our ability to compete effectively depends on our ability to protect our proprietary information, including our proprietary methodologies, research, tools, software code and other information.  We rely primarily on a combination of copyright and trade secret laws and confidentiality procedures to protect our intellectual property rights. We request that our consultants and employees sign confidentiality agreements and generally limit access to and distribution of our research, methodologies and software codes. The steps we take to protect our proprietary information may not be adequate to prevent our misappropriation. In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent, as do the laws of the United States. The unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition or results of operations. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties could assert infringement claims against us in the future, and such claims may result in protracted and costly litigation, regardless of the merits of such claims.

Employees

As of December 28, 2001, we had 1,852 employees, 75 of whom were vice presidents with responsibility for service delivery, new business development, client relationships, staff development, and company leadership.  We believe that our relationship with our employees is good.  We use a variety of techniques to identify and recruit qualified candidates to support our growth. We employ full time recruiters dedicated to the recruitment and hiring of personnel.  One of our most successful sources of new hires is the StarQuest, or internal employee referral program, which encourages employees to recommend or refer qualified candidates for employment with us, and rewards referring employees with referral bonuses. In 2001, 101 new hires came from the StarQuest program.  We also place advertisements in various newspapers and use professional search firms to identify candidates for hire. We participate in job fairs, and sponsor independent recruiting events, such as open houses and free technical seminars.

Vendor Relationships

We have established numerous vendor relationships through our vendor alliance program.  We believe the formation of these relationships enables us to increase our knowledge of key vendor solutions, obtain appropriate training, education, and certification on key technologies and solutions, and gain advantages from joint marketing approaches where appropriate. In turn, we are able to more rapidly identify and deliver integrated solutions to our clients, based on leading technologies, applications and solutions.

We have established non-exclusive alliance agreements with software, hardware, and service vendors that market components and solutions to our current and prospective clients. The vendor alliance programs of which we are a part has provided us with sales leads, marketing assistance revenues, increased publicity, discounted software, specialized training programs, participation in beta software programs and privileged information about vendors’ technical and marketing strategies.

Our relationships range from obtaining education and product/service updates to product implementation training and certification to joint marketing programs. Joint marketing programs typically involve joint account development and marketing, trade shows, development of collateral, marketing through each company’s web site, and other marketing efforts.  Clients generally contract directly with the vendor for purchase of the products.

Risks Relating to our Business

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks actually occur, our business, financial condition or results of operation could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Many factors may cause our net revenues, operating results and cash flows to fluctuate.

Our net revenue, operating results and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include:

•       The loss of one or more significant clients in any of our business segments;

•       Fluctuations in market demand for our services, consultant hiring and utilization;

•       Delays or increased expenses in securing and completing client engagements;

•       Timing and collection of payments;

•       New client engagements in any of our business segments;

•       Increased competition and pricing pressures;

•       The loss of key personnel or other employees;

•       Changes in our, and our competitor’s, business strategy, pricing and billing policies;

•       The timing of certain general and administrative expenses;

•       Completing acquisitions and the costs of integrating acquired operations;

•       Variability in the number of billable days in each quarter;

•       The write-off of client billings;

•       Entry into fixed price engagements and engagements where some fees are contingent upon the client realizing a certain return on investment for a project;

•       Availability of foreign net operating losses and other credits against our earnings;

•       International currency fluctuations; and

•       The fixed nature of a substantial portion of our expenses, particularly personnel and related costs, depreciation, office rent and occupancy costs.

One or more of the foregoing factors may cause our operating expenses to be relatively high during any given period.  In addition, we bill certain of our services on a fixed-price basis, and any assignment delays or expenditures of time beyond that projected for the assignment could result in write-offs of client billings.  Significant write-offs could materially adversely affect our business, financial condition and results of operations.  In addition, our business has significant collection risks.  If we are unable to collect our receivables in a timely manner, our business and financial condition could also suffer.  If this or any other variables or unknowns were to cause a shortfall in revenue or earnings or otherwise cause a failure to meet public market expectations, our business, could be adversely affected.

Finally, we have reported net losses in the past, and we cannot assure you that we will continue to achieve positive earnings in the future.  If we are unable to maintain our profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

The length of time required to engage a client and to complete an assignment may be unpredictable and could negatively impact our net revenues and operating results.

The timing of our client engagements and service fulfillment is not predictable with any degree of accuracy.  Prior engagement cycles are not necessarily an indication of the timing of future client engagements or revenues.  The length of time required to complete an assignment often depends on factors outside our control, including:

•       Existing information systems at the client site;

•       Changes or the anticipation of changes in the regulatory environment affecting healthcare and pharmaceutical organizations;

•       Changes in the management or ownership of the client;

•       Budgetary cycles and constraints;

•       Changes in the anticipated scope of engagements;

•       Availability of personnel and other resources; and

•       Consolidation in the healthcare and pharmaceutical industries.

Prior to client engagements, we typically spend a substantial amount of time and resources (1) identifying strategic or business issues facing the client, (2) defining engagement objectives, (3) gathering information, (4) preparing proposals, and (5) negotiating contracts.  Our failure to procure an engagement after spending such time and resources could materially adversely affect our business, financial condition and results of operations.  We may also be required to hire new consultants before securing a client engagement.  If clients defer committing to new assignments for any length of time or for any reason we could be required to maintain a significant number of under-utilized consultants which could adversely affect operating results and financial condition during any given period.  Further, our outsourcing business has very long sales and contract lead times, requiring us to spend a substantial amount of time and resources in attempting to secure each outsourcing engagement.  We cannot predict whether the investment of time and resources will result in a new outsourcing engagement or, if the engagement is secured, that the engagement will be on terms favorable to us.

If we are unable to generate additional revenue from our existing clients, our business may be negatively affected.

Our success depends on obtaining additional engagements from our existing clients.  A substantial portion of our revenue is derived from services provided to our existing clients.  The loss of a small number of clients may result in a material decline in revenues and cause us to fail to meet public market expectations of our financial performance and operating results.  If we materially fail to generate additional revenues from our existing clients it may materially adversely affect our business and financial condition.

If we fail to meet client expectations in the performance of our services, our business could suffer.

Our services often involve complex information systems and software, which are critical to our clients’ operations.  Our failure to meet client expectations in the performance of our services, including the quality, cost and timeliness of our services, may damage our reputation in the healthcare and pharmaceutical industries and adversely affect our ability to attract and retain clients.  If a client is not satisfied with our services, we will generally spend additional human and other resources at our own expense to ensure client satisfaction.  Such expenditures will typically result in a lower margin on such engagements and could materially adversely affect our business, financial condition and results of operations.

Further, in the course of providing our services, we will often recommend the use of software and hardware products.  These products may not perform as expected or contain defects.  If this occurs, our reputation could be damaged and we could be subject to liability.  We attempt contractually to limit our exposure to potential liability claims, however, such limitations may not be effective.  A successful liability claim brought against us may adversely affect our reputation in the healthcare and pharmaceutical industries and could have a material adverse effect on our business or financial condition.  Although we maintain liability insurance, such insurance may not provide adequate coverage for successful claims against us.

Our outsourcing engagements comprise a significant part of our revenues.

Our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management and complete the initial transformation of our client’s information technology functioning to meet agreed-upon service levels.  Often, we recover this investment through payments over the life of the outsourcing agreement.  If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements and we may be unable to recover our investments.  In the case of our outsourcing agreement with the New York Presbyterian Hospital, this investment amounts to almost $10 million, which we will recover over the term of that agreement.  Any failure by us to recover these investments may have a material adverse effect on our financial condition, results of operations and price of our common stock.

Currently, we have among our active accounts, outsourcing relationships with NewYork-Presbyterian and the University of Pennsylvania Health System.  Our agreement with New York Presbyterian is a seven-year engagement due to expire in December 2006.  We received approximately $31.5 million from this engagement in 2001, or 12% of our consolidated revenue.  Our agreement with the University of Pennsylvania Hospital System is a six-year engagement due to expire in December 2006.  We received approximately $19.4 million from this engagement in 2001, or 7% of our consolidated revenue. In both of these engagements, the clients have fully outsourced their IT staff and functions to us.  In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our client may have a right to terminate the outsourcing contract.  As a result, our anticipated revenue from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

Finally, our outsourcing engagements typically require that we hire part or all of a client’s information technology personnel.  We cannot assure you that we will be able to retain these individuals, and effectively hire additional personnel as needed to meet the obligations of our contract.  Any failure by us to retain these individuals or otherwise satisfy our contractual obligations could have a material adverse effect on the profitability of our outsourcing business.

We may be unable to attract and retain a sufficient number of qualified employees.

Our business is labor-intensive and requires highly skilled employees.  Most of our consultants possess extensive expertise in the healthcare, insurance, pharmaceutical, information technology and consulting fields.  To serve a growing client base, we must continue to recruit and retain qualified personnel with expertise in each of these areas.  Competition for such personnel is intense and we compete for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms and other businesses.  Many of these entities have substantially greater financial and other resources than we do, or can offer more attractive compensation packages to candidates, including salary, bonuses, stock and stock options.  If we are unable to recruit and retain a sufficient number of qualified personnel to serve existing and new clients, our ability to expand our client base or services could be impaired and our business would suffer.

The loss of our vice presidents and executive officers could negatively affect us.

Our performance depends on the continued service of our vice presidents, executive officers and senior managers.  In particular, we depend on such persons to secure new clients and engagements and to manage our business and affairs.  The loss of such persons could result in the disruption of our business and could have a material adverse effect on our business and results of operations.  We have not entered into long-term employment contracts with any of our employees and do not maintain key employee life insurance.

Continued or increased employee turnover could negatively affect our business.

We have experienced employee turnover as a result of (1) dependence on lateral hiring of consultants, (2) travel demands imposed on our consultants, and (3) loss of employees to competitors and clients.  Continued or increased employee turnover could materially adversely affect our business and results of operations.  In addition, many of our consultants develop strong business relationships with our clients.  We depend on these relationships to generate additional assignments and engagements.  The loss of a substantial number of consultants could erode our client base and decrease our revenue.

If we are unable to manage our growth or our restructured business units, our business may be negatively impacted.

Our business has historically grown rapidly, and we have restructured our business units in recent quarters.  This growth and restructuring has placed new and increased demands on our vice presidents and other management personnel.  This growth and restructuring has also placed significant and increasing demands on our financial, technical and operational resources and on our information systems.  If we are unable to manage growth effectively or if we experience business disruptions due to our growth or restructuring, our operating results will suffer.   To manage any future growth, we must (1) extend our financial reporting and information management systems to a growing number of offices and employees, and (2) develop and implement new procedures and controls to accommodate new operations, services and clients.  Increasing operational and administrative demands may make it difficult for our vice presidents to engage in business development activities and their other day-to-day responsibilities.  Further, the addition of new employees and offices to offset such increasing demands may impair our ability to maintain our service delivery standards and corporate culture.  In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy.  Such changes may result in operational inefficiencies and delays in delivering our services.  Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

Changes in the healthcare and pharmaceutical industries could negatively impact our revenues.

We derive a substantial portion of our revenue from clients in the healthcare industry.  As a result, our business and results of operations are influenced by conditions affecting this industry, particularly current trends towards consolidation among healthcare and pharmaceutical organizations.  Such consolidation may reduce the number of existing and potential clients for our services.  In addition, the resulting organizations could have greater bargaining power, which could erode the current pricing structure for our services.  The reduction in the size of our target market or our failure to maintain our pricing goals could have a material adverse effect on our business and financial condition.  Finally, each of the markets we serve are highly dependent upon the health of the overall economy.  Our clients in each of these markets have experienced significant cost increases and pressures in recent years.  Our services are targeted at relieving these cost pressures; however, any continuation or acceleration of current market conditions could greatly impact our ability to secure or retain engagements, the loss of which could have a material adverse effect on our business and financial condition.

A substantial portion of our revenues has come from companies in the pharmaceutical business.  Our revenues are, in part, linked to the pharmaceutical industry’s research and development expenditures.  Should any of the following events occur in the pharmaceutical industry, our business could be negatively affected in a material way:

•       Adverse changes to the industry’s general economic environment;

•       Continued consolidation of companies; or

•       A decrease in research and development expenditures or pharmaceutical companies’ technology expenditures.

A trend in the pharmaceutical industry is for companies to “outsource” either large information technology-dependent projects or their information systems staffing requirements.  We benefit when pharmaceutical companies outsource to us, but may lose significant future business when pharmaceutical companies outsource to our competitors.  If this outsourcing trend slows down or stops, or if pharmaceutical companies direct their business away from us, our financial condition and results of operations could be impacted in a materially adverse way.

We could be negatively impacted if we fail to successfully integrate the businesses we acquire.

We intend to grow, in part, by acquiring complementary professional practices within the healthcare and pharmaceutical industries.  All acquisitions involve risks that could materially and adversely affect our business and operating results.  These risks include (1) distracting management from our business, (2) losing key personnel and other employees, (3) losing clients, (4) costs, delays and inefficiencies associated with integrating acquired operations and personnel, and (5) amortizing the cost of acquired assets and goodwill.  In addition, acquired businesses may not enhance our services, provide us with increased client opportunities or result in the growth that we anticipate.  Furthermore, integrating acquired operations is a complex, time-consuming and expensive process.  Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations.  Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may also result in the loss of employees and clients.  Failing to acquire and successfully integrate complementary practice, or failing to achieve the business synergies that we anticipate, could materially adversely affect our business and results of operations.

Our international operations create specialized risks that can negatively affect us.

We are subject to many risks as a result of the services we provide to our international clients.  For example, if we fail to recruit and retain a sufficient number of qualified employees in each country where we conduct business, our ability to expand internationally or perform our existing services may be impaired and our business could be adversely effected.  Our international operations are subject to a variety of risks, including:

•       Difficulties in creating international market demand for our services;

•       Difficulties and costs of tailoring our services to each individual country’s healthcare and pharmaceutical market needs;

•       Unfavorable pricing and price competition;

•       Currency fluctuations;

•       Longer payment cycles in some countries and difficulties in collecting international accounts receivables;

•       Difficulties in enforcing contractual obligations and intellectual property rights;

•       Adverse tax consequences;

•       Increased costs associated with maintaining international marketing efforts and offices;

•       Adverse changes in regulatory requirements; and

•       Economic instability.

In addition, we have been performing services in Europe for international clients for several years, and we have not yet been profitable in providing those services.  We recently ceased performing healthcare consulting services in Europe, although we will continue to provide our services in Europe to our pharmaceutical clients.  We cannot assure you that we will be able to achieve profitability in our European pharmaceutical services, which may materially adversely affect our financial condition, results of operations and price for our common stock.

Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance and may materially adversely effect our business, financial condition and results of operations.

If we do not compete effectively in the healthcare and pharmaceutical information services industries, then our business may be negatively impacted.

The market for healthcare and pharmaceutical information technology consulting is very competitive.  We have competitors that provide some or all of the services we provide.  For example, in strategic consulting services, we compete with international consulting firms, regional and specialty consulting firms and the consulting groups of international accounting firms such as KPMG LLP, Cap Gemini Ernst & Young, Deloitte & Touche LLP, and Pricewaterhouse Coopers.

In integration and co-management services, we compete with:

•       Information system vendors such as McKesson/HBOC, Siemens Medical Solutions and IBM Global Systems,

•       Service groups of computer equipment companies,

•       Systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, Cap Gemini Ernst & Young and Computer Sciences Corporation,

•       Clients’ internal information management departments,

•       Other healthcare consulting firms, and

•       Other pharmaceutical consulting firms such as Accenture, Cap Gemini Ernst & Young and Computer Sciences Corporation’s consulting division.

In e-health and e-commerce related services, we compete with the traditional competitors outlined above, as well as newer Internet product and service companies.

Many of our competitors have significantly greater financial, human and marketing resources than us.  As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than we do.  In addition, as healthcare organizations become larger and more complex, our larger competitors may be better able to serve the needs of such organizations.  If we do not compete effectively with current and future competitors, we may be unable to secure new and renewed client engagements, or we may be required to reduce our rates in order to complete effectively.  This could result in a reduction in our revenues, resulting in lower earnings or operating losses, and otherwise materially adversely affecting our business, financial condition and results of operations.

If we fail to establish and maintain relationships with vendors of software and hardware products, it could have a negative effect on our ability to secure engagements.

We have a number of relationships with vendors.  For example, we have established a non-exclusive partnership arrangement with Documentum, Inc.  Documentum markets document management software applications largely to the pharmaceutical industry.  We believe that our relationship with this vendor and others are important to our sales, marketing, and support activities.  We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with a particular vendor.  If we fail to maintain our relationships with Documentum and other vendors, or fail to establish additional new relationships, our business could be materially adversely affected.

Our relationships with and investments in vendors of software and hardware products could have a negative impact on our ability to secure consulting engagements.

Our growing number of relationships with software and hardware vendors could result in clients perceiving that we are not independent from those software and hardware vendors.  Our ability to secure assessment and other consulting engagements is often dependent, in part, on our being independent of software and hardware solutions that we may review, analyze or recommend to clients.  If clients believe that we are not independent of those software and hardware vendors, clients may not engage us for certain consulting engagements relating to those vendors, which could reduce our revenues and materially adversely affect our business.

Our business is highly dependent on the availability of business travel.

Our consultants and service providers often reside or work in cities or other locations that require them to travel to a client’s site to perform and execute the client’s project.  As a result of the September 11, 2001 terrorist attacks, air travel has become much more time-consuming to business travelers due to increased security, flight delays, reduced flight schedules and other variables.  If efficient and cost effective air travel  becomes unavailable to our consultants and other employees, or if air travel is halted in the United States, we may be unable to satisfactorily perform our client engagements on a timely basis which could have a materially adverse impact on our business.  Further, if our consultants or other employees refuse to utilize air travel to perform their job functions for any reason, our business and reputation would be negatively affected.

If we fail to keep pace with regulatory and technological changes, our business could be materially adversely affected.

The healthcare and pharmaceutical industries are subject to regulatory and technological changes that may affect the procurement practices and operations of healthcare and pharmaceutical organizations.  During the past several years, the healthcare and pharmaceutical industries have been subject to an increase in governmental regulation and reform proposals.  These reforms could increase governmental involvement in the healthcare and pharmaceutical industries, lower reimbursement rates or otherwise change the operating environment of our clients.  Also, certain reforms that create potential work for us could be delayed or cancelled. Healthcare and pharmaceutical organizations may react to these situations by curtailing or deferring investments, including those for our services.  In addition, if we are unable to maintain our skill and expertise in light of regulatory or technological changes, our services may not be marketable to our clients and we could lose existing clients or future engagements.

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

Our success depends, in part, on not infringing patents, copyrights and other intellectual property rights held by others.  We do not know whether patents held or patent applications filed by third parties may force us to alter our methods of business and operation or require us to obtain licenses from third parties.  If we attempt to obtain such licenses, we do not know whether we will be granted licenses or whether the terms of those licenses will be fair or acceptable to us.  Third parties may assert infringement claims against us in the future.  Such claims may result in protracted and costly litigation, penalties and fines that could adversely affect our business regardless of the merits of such claims.

Our management may be able to exercise control over matters requiring stockholder approval.

Our current officers, directors, and other affiliates beneficially own approximately 49% of our outstanding shares of common stock.  As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock and approval of new stock and option plans.

The price of our common stock may be adversely affected by market volatility.

The trading price of our common stock fluctuates significantly.  Since our common stock began trading publicly in February 1998, the reported sale price of our common stock on the Nasdaq National Market has been as high as $29.13 and as low as $3.63 per share.  This price may be influenced by many factors, including:

•       our performance and prospects;

•       the depth and liquidity of the market for our common stock;

•       investor perception of us and the industries in which we operate;

•       changes in earnings estimates or buy/sell recommendations by analysts;

•       general financial and other market conditions; and

•       domestic and international economic conditions.

In addition, public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our common stock.  As a result, we may be unable to raise capital or use our stock to acquire businesses on attractive terms and investors may be unable to resell their shares of our common stock at or above their purchase price.

If our stock price is volatile, we may become subject to securities litigation, which is expensive and could result in a diversion of resources.

If our stock price experiences periods of volatility, our security holders may initiate securities class action litigation against us.  If we become involved in this type of litigation it could be very expensive and divert our management’s attention and resources, which could materially and adversely affect our business and financial condition.

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

We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of us, impede a merger, consolidation or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control.  Any of these provisions, which may have the effect of delaying or preventing a change in control, could adversely affect the market value of our common stock.

In 1999, our board of directors adopted a share purchase rights plan that is intended to protect our stockholders’ interests in the event we are confronted with coercive takeover tactics.  Pursuant to the stockholders rights plan, we distributed “rights” to purchase shares of a newly created series of preferred stock.  Under some circumstances these rights become the rights to purchase shares of our common stock or securities of an acquiring entity at one-half the market value.  The rights are not intended to prevent our takeover, rather they are designed to deal with the possibility of unilateral actions by hostile acquirers that could deprive our board of directors and stockholders of their ability to determine our destiny and obtain the highest price for our common stock.

ITEM 2.  PROPERTIES

Our headquarters is located in approximately 28,000 square feet of leased office space in Long Beach, California.  We lease approximately 97,000 square feet in Wayne, Pennsylvania, which houses the majority of our software development services employees in addition to a portion of our practice support staff. We also have an additional 17 leases for smaller local offices throughout the United States and in the United Kingdom.   Overall, our properties are suitable and adequate for our needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely to us, would have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2001, no matters were submitted to a vote of the stockholders.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since February 13, 1998, our common stock has been quoted on Nasdaq National Market under the symbol "FCGI." The table below sets forth, for the quarters indicated, the reported high and low sale prices of our common stock reported on the Nasdaq National Market.

	FCG Common Stock
	High	Low
2000
First Quarter	20.50	14.00
Second Quarter	17.13	5.25
Third Quarter	8.28	5.00
Fourth Quarter	7.13	3.63
2001
First Quarter	11.13	4.77
Second Quarter	14.15	6.60
Third Quarter	10.00	6.40
Fourth Quarter	15.90	8.10

As of February 22, 2002, there were approximately 355 record holders of our common stock. Other than dividends previously paid by an acquired company to its individual owner, we have never paid cash dividends on our common stock and presently intend to continue to retain our earnings for use in our business.

ITEM 6.                 SELECTED FINANCIAL DATA

The following selected historical consolidated financial information as of December 28, 2001 and December 31, 2000 and for each of the years ended December 28, 2001, and December 31, 2000 and 1999, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and December 31, 1997, have been derived from our audited consolidated financial statements, which are not included in this report.

On December 18, 1998, we completed our merger with Integrated Systems Consulting Group, Inc, or ISCG.  In December 1998, we also completed a merger with Pareto Consulting Ltd., or Pareto. The mergers were accounted for as poolings of interests and all prior period consolidated financial data presented herein has been restated to include the combined results of the acquisitions as though they had always been part of us.

	Year Ended
	December 28, 2001	December 31, 2000	December 31, 1999	December 31, 1998	December 31, 1997
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Gross revenue	$284,111	$269,727	$265,725	$220,051	$153,137
Less: reimbursable expenses	17,221	20,842	28,162	23,761	16,016
Net revenue	266,890	248,885	237,563	196,290	137,121
Expenses including cost of services,selling and G&A	264,744	264,182	218,105	174,126	130,805
Restructuring, severance and impairment charges	13,511	9,200	3,550	6,041	-
Income (loss) from operations	(11,365)	(24,497)	15,908	16,123	6,316
Other income	723	1,374	6,542	2,362	511
Income (loss) before income taxes	(10,642)	(23,123)	22,450	18,485	6,827
Provision (benefit) for income taxes	(3,754)	(9,249)	7,643	10,234	4,488
Net income (loss)	$(6,888)	$(13,874)	$14,807	$8,251	$2,339

Basic net income (loss) per share	$(0.29)	$(0.57)	$0.63	$0.38	$0.14
Diluted net income (loss) per share	$(0.29)	$(0.57)	$0.61	$0.36	$0.13
Shares used in computing basic net income per share	23,558	24,529	23,416	21,567	16,234
Shares used in computing diluted net income per share	23,558	24,529	24,231	23,010	17,471

Balance Sheet Data (at end of period):
Cash and cash equivalents	$32,499	$11,429	$29,674	$20,737	$12,187
Total assets.	145,429	141,996	144,061	130,461	59,294
Long-term debt	—	91	146	238	262
Total stockholders' equity	102,276	105,262	114,907	92,586	27,080

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto contained elsewhere in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions.  Such forward looking statements should be read in conjunction with the “Cautionary Statement” made in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in this section and the section entitled "Risks Relating to our Business” set forth in Part I, Item 1 of this report, as well as those discussed elsewhere in this report.

Overview

We provide services primarily to payors, providers, government agencies, pharmaceutical, biogenetic, and life science companies, and other healthcare organizations in North America and Europe. We generate substantially all of our revenue from fees for professional services. We typically bill for our services on an hourly, fixed-fee or monthly fixed-fee basis as specified by the agreement with a particular client. We establish either standard or target hourly rates for each level of consultant based on several factors including industry and assignment-related experience, technical expertise, skills and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement. Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of our people required to complete the assignment. Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates that we have charged. For services billed on an hourly basis, we recognize revenue as services are performed. For services billed on a fixed fee basis, we recognize revenue using the percentage of completion method based either on 1) the amount of time completed on each assignment versus the projected number of hours required to complete such assignment, or 2) the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment. Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements. Unplanned adjustments to revenue are booked at the time they are known. Out-of-pocket expenses are billed to and reimbursed by clients and included in gross revenue, and then deducted to determine net revenue. Provisions are made for estimated uncollectible amounts based on our experience. We may obtain payment in advance of providing services. These advances are recorded as customer advances and reflected as a liability on our balance sheet.

Cost of services primarily consists of the salaries, bonuses and related benefits of client-serving consultants and subcontractor expenses.  Selling expenses primarily consist of the salaries, benefits, travel and other costs of our sales force, as well as marketing and research expenses. General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals, such as: non-billable travel; office space occupancy; investments in our information systems, practice support and quality initiatives; salaries and expenses for executive management, financial accounting and administrative personnel; expenses for firm and business unit governance meetings; recruiting fees and professional development and training; and, legal and other professional services. As associate related costs are relatively fixed, variations in our revenues and operating results can occur as a result of variations in billing margins and utilization rates of our billable associates.

We routinely review our fees for services, professional compensation and overhead costs to ensure that our services and compensation are competitive within the industry. In addition, we routinely monitor the progress of client projects with our clients’ senior management. Quality of Service Questionnaires are sent to the client after each engagement with the results compiled and reported to our executive management.

In connection with shares issued to certain of our vice presidents in return for interest-free notes, we recognize compensation expense on our consolidated statement of operations. The recurring portion of our compensation expense relating to stock issuances and the amortization of deferred compensation is reflected in our consolidated statements of operations as general and administrative expense, selling expenses, or cost of services based on the function of the employee to whom the charge relates.

Our most significant expenses are our human resource and related salary and benefit expenses. As of December 28, 2001, approximately 972 of our employees are billable consultants.  Another 534 employees form our firm’s outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services. Non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 18.7%, or 346 employees are classified as non-billable.   Our cost of services as a percentage of revenue is directly related to our consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. We manage consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. We evaluate our fixed contracts on a monthly basis using percentage of completion accounting.  Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause us to experience lower margins. In addition, expansion into new markets and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

Comparison of the Years Ended December 28, 2001 and December 31, 2000

Gross Revenue.  Our gross revenue increased to $284.1 million for the year ended December 28, 2001, an increase of 5.3% from $269.7 million for the year ended December 31, 2000.  This increase was primarily due to growth in outsourcing revenues.

Reimbursable Expenses.  Reimbursable expenses decreased to $17.2 million for the year ended December 28, 2001, a decrease of 17.4% from $20.8 million for the year ended December 31, 2000.  The decrease was primarily due to a decline in Healthcare consulting revenues, which generally require the most travel.

Net Revenue.  Our net revenue increased to $266.9 million for the year ended December 28, 2001, an increase of 7.2% from $248.9 million for the year ended December 31, 2000.  This increase was primarily due to growth in outsourcing revenues.

Cost of Services.  Cost of services increased to $166.6 million for the year ended December 28, 2001, an increase of 1.8% from $163.8 million for the year ended December 31, 2000.  The increase was attributable to an increase in the outsourcing staff related to the increase in outsourcing revenue, partially offset by a decline in the number of consultants in the other business units.  Cost of services as a percentage of net revenue decreased to 62.4% for the year ended December 28, 2001 from 65.8% for the year ended December 31, 2000.  This decrease was due to higher consultant utilization.

Selling Expenses.  Selling expenses increased to $30.6 million for the year ended December 28, 2001, an increase of 3.1% from $29.7 million for the year ended December 31, 2000.  Selling expenses as a percentage of net revenue decreased slightly from 11.9% for the year ended December 31, 2000 to 11.5% for the year ended December 28, 2001.

General and Administrative Expenses.  General and administrative expenses decreased to $67.5 million for the year ended December 28, 2001, a decrease of 4.6% from $70.7 million for the year ended December 31, 2000, due to cost containment efforts. General and administrative expenses as a percentage of net revenue decreased from 28.4% for the year ended December 31, 2000 to 25.3% for the year ended December 28, 2001, due to the reduction in costs combined with the leveraging effect of the higher level of revenue.

Restructuring, Severance and Impairment Charges.  Restructuring, severance and impairment charges were $13.5 million for the year ended December 28, 2001 compared to $9.2 million for the year ended December 31, 2000.  Restructuring, severance and impairment charges for the year ended December 28, 2001 included approximately $6.4 million of severance costs related to a reduction in staff of approximately 250 people, approximately $3.1 million related to facility downsizing, and $4.0 million for the impairment of goodwill related to the restructuring of our Technology Services group.  Restructuring, severance and impairment charges for the year ended December 31, 2000 consisted primarily of severance costs related to a reduction in the U.S. workforce, costs for consolidating and resizing selected offices and costs associated with the closing of the European healthcare operations.

Interest Income, Net.  Interest income, net of interest expense, decreased to $1.4 million for the year ended December 28, 2001 from $2.4 million for the year ended December 31, 2000.  Despite our invested cash balances being somewhat higher, interest income was reduced due to lower interest rates.  Interest income net of interest expense as a percentage of net revenue decreased to 0.5% for the year ended December 28, 2001 from 1.0% for the year ended December 31, 2000.

Other Income (Expense), Net.  Other expense decreased slightly to $0.7 million for the year ended December 28, 2001 compared to $1.0 million for the year ended December 31, 2000.

Income Taxes.  The benefit for income taxes of 35.3% for the year ended December 28, 2001, decreased from the 40.0% benefit reported for the year ended December 31, 2000 due to the effect of the nondeductibility of a portion of the goodwill impairment taken in the current year.

Comparison of the Years Ended December 31, 2000 and 1999

Gross Revenue.  Our gross revenue increased to $269.7 million for the year ended December 31, 2000, an increase of 1.5% from $265.7 million for the year ended December 31, 1999.  This increase was primarily due to growth in our life sciences, health plans, FCG Doghouse (e-services) and outsourcing services, offset by significant declines in health delivery and infrastructure services.

Reimbursable Expenses.  Reimbursable expenses decreased to $20.8 million for the year ended December 31, 2000, a decrease of 26.0% from $28.2 million for the year ended December 31, 1999.  This decrease was primarily due to a decline in Healthcare consulting revenues, which generally require the most travel.

Net Revenue.  Our net revenue increased to $248.9 million for the year ended December 31, 2000, an increase of 4.8% over the $237.6 million for the year ended December 31, 1999. This increase was primarily attributable to growth in our life sciences, health plans, FCG Doghouse (e-services) and management services (outsourcing business), offsetting significant declines in health delivery and infrastructure services (advanced technology and systems and networking).  Excluding outsourcing, revenue from healthcare delivery clients declined from 42% of total revenue in the year ended December 31, 1999 to 25% of total revenue in the year ended December 31, 2000.

Cost of Services.  Cost of services increased to $163.8 million for the year ended December 31, 2000, an increase of 27.6% over the $128.4 million for the year ended December 31, 1999. The increase was primarily attributable to an increase in the number of outsourcing employees hired at the end of 1999 to handle the growth in that business.  Cost of services as a percentage of net revenue increased to 65.8% for the year ended December 31, 2000 from 54.0% for the year ended December 31, 1999. This increase was primarily attributable to decreased consultant utilization and pricing pressure due to the significant slowdown in work generated in the healthcare delivery market in the post-Y2K environment.

Selling Expenses.  Selling expenses increased to $29.7 million for the year ended December 31, 2000, and increase of 13.2% from $26.2 million for the year ended December 31, 1999.  Selling expenses as a percentage of net revenue increased from 11.0% for the year ended December 31, 1999 to 11.9% for the year ended December 31, 2000 due to increased selling resources being deployed to address the increasingly competitive market.

General and Administrative Expenses.  General and administrative expenses increased to $70.7 million for the year ended December 31, 2000, an increase of 11.4% over the $63.5 million for the year ended December 31, 1999. General and administrative expenses as a percentage of net revenue increased to 28.4% for the year ended December 31, 2000 from 26.7% for the year ended December 31, 1999.  This increase was due to incremental general administrative costs to operate our new Doghouse e-services business and our significantly increased outsourcing business.

Restructuring, Severance and Impairment Charges.  Restructuring, severance and impairment charges increased to $9.2 million for the year ended December 31, 2000 from $3.6 million for the year ended December 31, 1999.  The costs incurred in 2000 were primarily attributable to the shutdown of our European healthcare operations, the separation of approximately 150 U.S. employees due to the contraction in the healthcare delivery market, and the related consolidation and resizing of selected offices.   The costs incurred during 1999 were primarily attributable to restructuring and severance costs associated with rationalizing capacity requirements in Europe, and secondarily separation costs associated with the merger between FCG and ISCG in December 1998.

Interest Income, Net.  Interest income, net of interest expense, decreased to $2.4 million for the year ended December 31, 2000 from $2.6 million for the year ended December 31, 1999 due to a decline in invested cash. Interest income net of interest expense as a percentage of net revenue decreased to 1.0% for the year ended December 31, 2000 from 1.1% for the year ended December 31, 1999.

Other Income (Expense).  Other expense was $1.0 million for the year ended December 31, 2000 compared to other income of  $3.9 million for the year ended December 31, 1999.  This substantial other income in 1999 was primarily attributable to the receipt of net proceeds from a life insurance policy for former Co–founder, Chairman and CEO James A. Reep, who passed away in April 1999.  Other expense in 2000 primarily related to the $0.7 million writedown of our investment in a startup software company.

Income Taxes.  Income taxes as a percentage of income before income taxes increased to 40.0% for the year ended December 31, 2000 from 34.0% for the year ended December 31, 1999 primarily due to the effect of the other income in the 1999 fiscal year from the life insurance proceeds noted above not being taxable income, thus lowering the effective tax rate for the year, while the fiscal year 2000 tax benefit provision reflected a more typical rate.

Quarterly Financial Results

The following table sets forth certain unaudited statements of operations data for the eight quarters ended December 28, 2001, as well as such data expressed as a percentage of our net revenue for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

Unaudited Quarterly Statements of Operations

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
2001
Gross revenue	$75,286	$70,518	$69,786	$68,521
Less: reimbursable expenses	4,986	4,312	4,054	3,869
Net revenue	70,300	66,206	65,732	64,652
Cost of services	43,853	42,094	40,499	40,185
Gross profit	26,447	24,112	25,233	24,467
Selling expenses	7,859	8,138	7,861	6,750
General and administrative expenses	17,402	16,884	15,592	17,627
Restructuring, severance and impairment charges	–	4,349	–	9,162
Income (loss) from operations	1,186	(5,259)	1,780	(9,072)
Interest income, net	411	299	434	244
Other expense, net	(61)	(179)	(209)	(216)
Income (loss) before income taxes	1,536	(5,139)	2,005	(9,044)
Provision (benefit) for income taxes	645	(2,158)	842	(3,083)
Net income (loss)	$891	$(2,981)	$1,163	$(5,961)
Diluted net income (loss) per share	$0.04	$(0.13)	$0.05	$(0.25)
2000
Gross revenue	$69,210	$68,753	$65,198	$66,566
Less: reimbursable expenses	5,703	5,086	5,187	4,866
Net revenue	63,507	63,667	60,011	61,700
Cost of services	42,016	40,735	40,545	40,457
Gross profit	21,491	22,932	19,466	21,243
Selling expenses	7,428	7,838	7,696	6,724
General and administrative expenses	17,570	18,073	17,180	17,920
Restructuring, severance and impairment charges	–	3,700	5,500	–
Income (loss) from operations	(3,507)	(6,679)	(10,910)	(3,401)
Interest income, net	718	630	492	531
Other expense, net	(56)	(84)	(186)	(671)
Income (loss) before income taxes	(2,845)	(6,133)	(10,604)	(3,541)
Provision (benefit) for income taxes	(1,138)	(2,269)	(4,426)	(1,416)
Net income (loss)	$(1,707)	$(3,864)	$(6,178)	$(2,125)
Diluted net income (loss) per share	$(0.07)	$(0.16)	$(0.25)	$(0.09)

As a Percentage of Net Revenue

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Gross revenue	107.1%	106.5%	106.2%	106.0%
Less: reimbursable expenses	7.1	6.5	6.2	6.0
Net revenue	100.0	100.0	100.0	100.0
Cost of services	62.4	63.6	61.6	62.2
Gross profit	37.6	36.4	38.4	37.8
Selling expenses	11.2	12.3	12.0	10.4
General and administrative expenses	24.7	25.5	23.7	27.3
Restructuring, severance and impairment charges	0.0	6.6	0.0	14.2
Income (loss) from operations	1.7	(8.0)	2.7	(14.1)
Interest income, net	0.6	0.5	0.7	0.4
Other expense, net	(0.1)	(0.3)	(0.3)	(0.3)
Income (loss) before income taxes	2.2	(7.8)	3.1	(14.0)
Provision (benefit) for income taxes	0.9	(3.3)	1.3	(4.8 `
Net income (loss)	1.3%	(4.5% )	1.8%	(9.2% )
2000
Gross revenue	109.0%	108.0%	108.6%	107.9%
Less: reimbursable expenses	9.0	8.0	8.6	7.9
Net revenue	100.0	100.0	100.0	100.0
Cost of services	66.1	64.0	67.6	65.6
Gross profit	33.9	36.0	32.4	34.4
Selling expenses	11.7	12.3	12.8	10.9
General and administrative expenses	27.7	28.4	28.6	29.0
Restructuring, severance and impairment charges	0.0	5.8	9.2	0.0
Loss from operations	(5.5)	(10.5)	(18.2)	(5.5)
Interest income, net	1.1	1.0	0.8	0.9
Other expense, net	(0.1)	(0.1)	(0.3)	(1.1)
Loss before income taxes	(4.5)	(9.6)	(17.7)	(5.7)
Provision (benefit) for income taxes	(1.8)	(3.5)	(7.4)	(2.3)
Net Loss	(2.7% )	(6.1% )	(10.3% )	(3.4% )

A substantial portion of our expenses, particularly depreciation, office rent and occupancy costs, and, in the short run, personnel and related costs are relatively fixed.  Our quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside our control. These factors may include: the reduction in size, delay in commencement, interruption or termination of one or more significant engagements or assignments; fluctuations in consultant hiring and utilization; the loss of personnel; the loss of one or more significant clients; the unpredictability of engaging new clients and additional assignments from existing clients; increased competition; write-offs of client billings; consolidation of, and subsequent reduction in the number of, healthcare providers; pricing pressure; the number, timing and contractual terms of significant client engagements; market demand for our services; delays or increased expenses incurred in connection with existing assignments; changes in pricing policies by us or our competitors; changes in our business strategies; variability in the number of business days within a quarter; and international currency fluctuations. Due to the foregoing factors, quarterly revenue and operating results are not predictable with any significant degree of accuracy. In particular, the timing between initial client contract and fulfillment of the criteria necessary for revenue recognition can be lengthy and unpredictable, and revenue in any given quarter can be materially adversely affected as a result of such unpredictability. Business practices of clients, such as deferring commitments on new assignments until after the end of fiscal periods, could require us to maintain a significant number of under-utilized consultants, which could have a material adverse effect on our business, financial condition, and results of operations.

We typically experience a lower number of billable days in certain quarters of the year, particularly the fourth quarter. We require attendance at an annual meeting of nearly two-thirds of our employees every year and encourage our employees to take vacation during the December holidays. Variability in the number of billable days may also result from other factors such as vacation days, sick time, paid and unpaid leave, inclement weather, and holidays, all of which could produce variability in our revenue and costs. In the event of any downturn in potential clients' businesses or the economy in general, planned utilization of our services may be deferred or canceled, which could have a material adverse effect on our business, financial condition and results of operations. Based on the preceding factors, we may experience a shortfall in revenue or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general, which could have a material adverse effect on the market price of the common stock.

Liquidity and Capital Resources

During the year ended December 28, 2001, we generated cash flow from operations of $22.0 million.  During the year ended December 28, 2001, we used cash flow of approximately $3.7 million to purchase property and equipment, including computer and related equipment and office furniture, while depreciation and amortization expense was approximately $6.4 million.  At December 28, 2001, we had cash and investments available for sale of $51.9 million compared to $29.8 million at December 31, 2000.

We have a revolving line of credit, under which we are allowed to borrow up to $10.0 million at an interest rate of the prevailing prime rate with an expiration date of May 1, 2002.  There was no outstanding balance under the line of credit at December 28, 2001.

We believe that existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months.  Our cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our annual consolidated financial statements are included in Item 14 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2002, either as part of our Proxy Statement for our 2002 Annual Meeting or as an amendment to this Form 10-K.

ITEM 11.               EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2002, either as part of our Proxy Statement for our 2002 Annual Meeting or as an amendment to this Form 10-K.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2002, either as part of our Proxy Statement for our 2002 Annual Meeting or as an amendment to this Form 10-K.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2002, either as part of our Proxy Statement for our 2002 Annual Meeting or as an amendment to this Form 10-K.

PART IV

ITEM 14.               EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	The following financial statements are filed as part of this Annual Report on Form 10-K:

	•	Consolidated Balance Sheets — December 28, 2001 and December 31, 2000

	•	Consolidated Statements of Operations — Years Ended December 28, 2001 and December 31, 2000 and 1999

	•	Consolidated Statement of Changes in Stockholders' Equity — For the Three Years Ended December 28, 2001 and December 31, 2000 and 1999

	•	Consolidated Statements of Cash Flows — Years Ended December 28, 2001 and December 31, 2000 and 1999

	•	Consolidated Statements of Comprehensive Income — Years Ended December 28, 2001 and December 31, 2000 and 1999

	•	Notes to Consolidated Financial Statements

	•	Report of Independent Certified Public Accountants

(2)

The following financial statement schedule for the years ended December 28, 2001 and December 31, 2000, read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.

	•	Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

(3)	The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as apart of this Report.

(b)	Reports on Form 8-K.

.		None

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 28, 2001	December 31, 2000
	(In Thousands, Except Share Data)
ASSETS
Current Assets
Cash and cash equivalents	$32,499	$11,429
Short-term investments (Note L)	19,410	15,146
Accounts receivable, less allowance of $2,740 and $3,331 in 2001 and 2000, respectively	34,657	38,637
Unbilled receivables (Note A)	13,963	17,465
Deferred income taxes, net (Note D)	7,834	3,948
Income tax receivable	—	2,232
Prepaid expenses and other current assets	1,571	1,845
Total current assets	109,934	90,702

Notes receivable – stockholders (Note E)	753	1,891
Long-term investments (Note L)	1,200	4,520
Property and equipment
Furniture, equipment, and leasehold improvements	8,033	7,805
Information systems equipment	26,838	25,956
	34,871	33,761
Less accumulated depreciation and amortization	24,237	20,028
	10,634	13,733
Other assets
Executive benefit trust (Note G)	6,246	6,872
Unbilled long term receivables (Note A)	10,250	11,008
Deferred income taxes, net (Note D)	2,433	2,817
Goodwill, net	3,587	9,927
Other	392	526
	22,908	31,150

Total assets	$145,429	$141,996
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt (Note C)	$—	$54
Accounts payable	1,723	1,522
Accrued liabilities	18,065	11,035
Accrued vacation	6,453	5,732
Accrued bonuses	4,280	3,283
Customer advances	5,259	6,286
Total current liabilities	35,780	27,912
Non-current liabilities
Long-term debt, net of current portion (Note C)	—	91
Supplemental executive retirement plan (Note G)	6,510	6,588
Minority interest	863	2,143
Total non-current liabilities	7,373	8,822
Commitments and contingencies (Note K)	—	—
Stockholders' equity
Preferred stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 23,715,719 and 23,736,700 shares issued and outstanding at December 28, 2001 and December 31, 2000, respectively	24	24
Additional paid in capital	90,215	92,455
Retained earnings	15,895	22,783
Deferred compensation – stock incentive agreements (Notes A and H)	(1,134)	(2,850)
Notes receivable – stockholders (Note E)	(1,780)	(6,539)
Accumulated other comprehensive loss	(944)	(611)
Total stockholders' equity	102,276	105,262

Total liabilities and stockholders' equity	$145,429	$141,996

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 28, 2001	December 31, 2000	December 31, 1999
	(In Thousands, Except Per Share Data)
Gross revenue	$284,111	$269,727	$265,725

Less: reimbursable expenses	17,221	20,842	28,162

Net revenue	266,890	248,885	237,563

Cost of services	166,631	163,753	128,361

Gross profit	100,259	85,132	109,202

Selling expenses	30,608	29,686	26,234

General and administrative expenses	67,505	70,743	63,510

Restructuring, severance and impairment charges	13,511	9,200	3,550

Income (loss) from operations	(11,365)	(24,497)	15,908

Other income

Interest income	1,502	2,459	2,648

Interest expense	(114)	(88)	(47)

Other income (expense), net	(665)	(997)	3,941

Income (loss) before income taxes	(10,642)	(23,123)	22,450

Provision (benefit) for income taxes	(3,754)	(9,249)	7,643

Net income (loss)	$(6,888)	$(13,874)	$14,807

Basic net income (loss) per share	$(0.29)	$(0.57)	$0.63

Shares used in computing basic net income per share	23,558	24,529	23,416

Diluted net income (loss) per share	$(0.29)	$(0.57)	$0.61

Shares used in computing diluted net income per share	23,558	24,529	24,231

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—
For the Three Years Ended December 28, 2001, December 31, 2000 and 1999

	Common Stock				Other Comprehensive Income	Deferred Compensation	Unearned ASOP Shares	Notes Receivable Stockholders
	Shares	Amount	APIC	Retained Earnings					Total
	(In Thousands)
Balance, December 31, 1998	22,601	$23	$83,611	$21,850	$80	$(4,058)	$(739)	$(8,181)	$92,586
Issuance of Common Stock under the RSAs	574	–	9,481	–	–	(2,516)	–	(7,148)	(183)
Compensation recognized under the RSAs	–	–	–	–	–	1,079	–	–	1,079
Common Stock released under the ASOP	–	–	2,938	–	–	–	739	–	3,677
Interest income on stockholders' notes receivable	–	–	–	–	–	–	–	(868)	(868)
Excess income tax benefits attributed to exercised stock options	–	–	267	–	–	–	–	–	267
Exercise of stock options	768	1	3,696	–	–	–	–	–	3,697
Net income	–	–	–	14,807	–	–	–	–	14,807
Unrealized loss on securities	–	–	–	–	(203)	–	–	–	(203)
Foreign currency translation adjustments	–	–	–	–	48	–	–	–	48

Balance, December 31, 1999	23,943	24	99,993	36,657	(75)	(5,495)	–	(16,197)	114,907
Issuance of Common Stock under the RSAs	528	–	4,238	–	–	(1,172)	–	(2,854)	212
Compensation recognized under the RSAs	–	–	–	–	–	1,079	–	–	1,079
Compensation recognized under the RSAs due to stock vesting acceleration	–	–	500	–	–	–	–	–	500
Common Stock released under the ASPP	409	1	1,436	–	–	–	–	–	1,437
Common stock released under the ASOP	–	–	255	–	–	–	–	–	255
Interest income on stockholders' notes receivable	–	–	–	–	–	–	–	(1,001)	(1,001)
Exercise of stock options	91	–	512	–	–	–	–	–	512
Stock repurchases	(124)	–	(944)	–	–	265	–	679	–
Common Stock issued in connection with business acquisition and investment	222	–	2,000	–	–	–	–	–	2,000
Net loss	–	–	–	(13,874)	–	–	–	–	(13,874)
Rescission of Common Stock under the RSAs	(1,332)	(1)	(15,306)	–	–	2,473	–	12,834	–
Refund of loan repayments made under RSAs	–	–	(229)	–	–	–	–	–	(229)
Unrealized gain on securities	–	–	–	–	90	–	–	–	90
Foreign currency translation adjustments	–	–	–	–	(626)	–	–	–	(626)

Balance, December 31, 2000	23,737	24	92,455	22,783	(611)	(2,850)	–	(6,539)	105,262
Compensation recognized under the RSAs	–	–	–	–	–	349	–	–	349
Loan repayments under the RSAs	–	–	–	–	–	–	–	647	647
Reclassification of RSA loan repayment to tax loan	–	–	–	–	–	140	–	(582)	(442)
Tax loan repurchases	(62)	–	(489)	–	–	–	–	–	(489)
Common Stock released under the ASPP	153	–	693	–	–	–	–	–	693
Interest income on stockholders' notes receivable	–	–	–	–	–	–	–	(155)	(155)
Excess income tax benefits attributed to exercised stock options	–	–	787	–	–	–	–	–	787
Exercise of stock options	231	1	1,776	–	–	–	–	–	1,777
Stock repurchases	(61)	–	(375)	–	–	88	–	287	–
Common Stock issued in connection with business acquisition and investment	133	–	1,068	–	–	–	–	–	1,068
Net loss	–	–	–	(6,888)	–	–	–	–	(6,888)
Rescission of Common Stock under the RSAs	(415)	(1)	(5,700)	–	–	1,139	–	4,562	–
Unrealized gain on securities	–	–	–	–	18	–	–	–	18
Foreign currency translation adjustments	–	–	–	–	(351)	–	–	–	(351)
Balance, December 28, 2001	23,716	$24	$90,215	$15,895	$(944)	$(1,134)	–	$(1,780)	$102,276

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 28, 2001	December 31, 2000	December 31, 1999
	(In Thousands)
Cash flows from operating activities:
Net income (loss)	$(6,888)	$(13,874)	$14,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,435	6,395	5,709
Goodwill amortization	1,918	1,524	1,102
Goodwill impairment	3,980	1,441	—
Write down of investments	244	900	—
Provision for bad debts	2,516	1,267	615
Deferred income taxes	(3,502)	(4,671)	(7,649)
Loss (gain) on sale of assets	459	(23)	(66)
Minority interest in net income	520	149	—
Compensation from stock issuances	349	1,579	4,146
Interest income on notes receivable – stockholders	(155)	(1,004)	(981)
Change in assets and liabilities:
Accounts receivable	1,464	2,411	(5,520)
Unbilled receivables	3,502	(1,728)	(2,552)
Prepaid expenses and other current assets	274	721	3
Income tax receivable	2,232	(2,232)	—
Unbilled long term receivable	758	(11,008)	—
Other assets	148	132	126
Accounts payable	201	648	(1,276)
Accrued liabilities	7,030	4,833	(1,061)
Accrued vacation	721	1,064	2,013
Accrued bonuses	997	(1,149)	1,283
Customer advances	(1,027)	2,972	407
Income tax payable	—	(2,180)	(5,331)
Supplemental executive retirement plan	548	(411)	(110)
Other	(688)	(547)	31
Net cash provided by (used in) operating activities	22,036	(12,791)	5,696
Cash flows from investing activities:
Purchase of investments	(66,833)	(62,807)	(138,581)
Proceeds from sale/maturity of investments	65,633	63,263	150,368
Purchase of property and equipment	(3,728)	(5,016)	(9,619)
Acquisition of business, net of cash and cash equivalents	(262)	(3,000)	(2,803)
Net cash used in investing activities	(5,190)	(7,560)	(635)
Cash flows from financing activities:
Principal payments on long term debt	(145)	(55)	(105)
Proceeds from issuance of capital stock, net	4,369	2,161	3,373
Proceeds from sale of forfeited ASOP shares	—	—	608
Net cash provided by financing activities	4,224	2,106	3,876
Net change in cash and cash equivalents	21,070	(18,245)	8,937
Cash and cash equivalents at beginning of period	11,429	29,674	20,737
Cash and cash equivalents at end of period	$32,499	$11,429	$29,674
Cash paid during the period for:
Interest	$55	$88	$46
Income taxes	$797	$1,315	$20,185

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	December 28, 2001	December 31, 2000	December 31, 1999
	(In Thousands)
Net income (loss)	$(6,888)	$(13,874)	$14,807

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments	(351)	(626)	48

Unrealized holding gains (losses) on securities during period:	18	90	(203)

Other comprehensive income (loss)	(333)	(536)	(155)

Comprehensive income (loss)	$(7,221)	$(14,410)	$14,652

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

First Consulting Group, Inc. and its subsidiaries (the "Company") is a leading provider of information technology and other consulting services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company’s services are designed to assist its clients in increasing operations effectiveness by reducing cost, improving customer service and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services. The Company’s services and consultants are supported by internal research and a centralized information system, which provides real-time access to current industry and technology information, project methodologies, experiences and tools.

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

5.     Income Taxes

The Company accounts for income taxes on the liability method, under which deferred tax liabilities (assets) are determined based on the differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) from the beginning to the end of the year. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.

6.     Other Income/Expense

Other income in 1999 primarily consists of the proceeds from a life insurance policy.  Other expense in 2000 and 2001 primarily consists of the reduction in the carrying value of an equity investment and the elimination of net income related to minority interests in consolidated companies.  At December 28, 2001, such interests consist of certain minority partners’ 19.9% interest in FCGMS, the Company’s Health Delivery information technology outsourcing business.

7.     Revenue Recognition

The Company generates substantially all of its revenue from fees for professional services. The Company typically bills for its services on an hourly, fixed-fee or fixed-fee per month basis. For services billed on an hourly basis, the Company recognizes revenue as services are performed. For services billed on a fixed-fee or fixed-fee per month basis, the Company recognizes revenue using the percentage of completion method based on actual costs incurred versus total estimated contract cost. Revenue is recorded as hours are incurred at assignment rates net of any adjustments due to specific engagement situations.  It is reasonably possible that estimates used in determining amounts reported for contracts accounted for using the percentage of completion method will change in the near term.

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

10.  Credit Risks

Financial instruments that subject the Company to concentrations of credit risks consist primarily of billed and unbilled accounts receivable. The Company’s clients are primarily involved in the healthcare and pharmaceutical industries. Concentrations of credit risk with respect to billed and unbilled accounts receivable are limited due to the Company's credit evaluation process and the nature of its clients.

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

12.  Goodwill

Goodwill and other intangibles are amortized on a straight-line basis over periods estimated to be benefited, generally five to ten years. Accumulated amortization, at December 28, 2001 and December 31, 2000, was $2,078,000 and $2,319,000, respectively. The Company periodically assesses the recoverability of its goodwill based on a review of projected undiscounted cash flows of the related operating entities.  Refer to number 18 below.

13.  Deferred Compensation — Stock Incentive Agreements

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

15.  Foreign Currency Translation

Assets and liabilities of the Company’s foreign affiliates are translated at current exchange rates, while revenue and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

16.  Reclassifications

Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

17.   Unbilled Long-Term Receivables

Long-term unbilled receivables at December 28, 2001, and December 31, 2000 of $10,250,000 and $11,800,000, respectively, represent revenue recognized using the percentage of completion accounting in excess of amounts currently billable on a major outsourcing contract.  This contract has a duration of seven years.  The long-term receivable will be billed and collected gradually over the remaining five years of the contract through contractual billings that will exceed the amounts to be earned as revenue.

18. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires the use of the purchase method of accounting as opposed to the pooling of interests method for all business combinations initiated after June 30, 2001.

SFAS No. 142 addresses the accounting for goodwill and other intangible assets and is effective for fiscal years beginning December 15, 2001.  Under the new rules, goodwill and certain other intangible assets with indeterminable lives will no longer be amortized but will be reviewed annually for impairment.

Effective December 29, 2001, the Company will adopt SFAS No. 141 and SFAS No. 142.  The financial impact to net income will be the amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any.  An evaluation of impairment will be performed in the first quarter of 2002.  The Company does not expect any material impairment as a result of that review.

In addition, in November 2001, FASB issued EITF Topic D-103 Income Statement Characterization of Reimbursements for “out-of pocket” Expenses Incurred.  The FASB staff believes that amounts received for out-of pocket expenses incurred should be included as revenue in the income statement. This announcement is effective for periods beginning after December 15, 2001. Comparative financial statements for prior periods should be reclassified to conform with this announcement unless impractical.

19. Change in Fiscal Year

 In November 2001, FCG made a determination to change its fiscal year from a calendar year to a 52 or 53 week period ending on the last Friday of December.  As a result, FCG’s most recent fiscal year ended on Friday, December 28, 2001.

20. Other Matters

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union’s common currency (Euro).  This conversion impacts our operations in Germany and the UK through its transactions with Germany.  The transition period for the Deutsche Mark conversion ended in February 2002.  The Company does not expect that the conversion to the Euro will have a material effect on its financial condition or results of operation.

Note B — Business Combinations

Doghouse

On May 24, 2000, the Company created a new e-services company composed of the newly acquired web development and design business of Doghouse Productions, LLC and existing web expertise from FCG.  Under the terms of the agreement, FCG acquired certain assets of Doghouse Productions, LLC for approximately $6.1 million including $3.0 million of cash, $1.8 million of FCG Stock, and a minority equity stake in the new e-service company valued at $1.3 million.  On June 29, 2001, the Company purchased the minority equity stake from the minority stockholder of Doghouse for aggregate consideration of 132,753 shares of the Company’s common stock and $500 in cash.  The acquisition was accounted for using the purchase method of accounting and the allocation of the purchase price is set forth below:

Consideration Paid	$6,100,000
Fair Value of Tangible Assets	181,000
Fair Value of Liabilities assumed	82,000
Goodwill	6,001,000

At December 28, 2001, the Company wrote off the remaining $4.0 million of unamortized Doghouse goodwill as impaired as a result of the Company’s restructuring of the Technology Services group.

Activa

In December 1999, the Company acquired certain assets and the business of Activa Systems Limited (Activa) for $770,000 in cash.  Activa was a provider of Documentum-based controlled document solutions serving the pharmaceutical industry based in Wales, which had 13 employees and reported approximately $800,000 in revenue in 1999.  This acquisition was accounted for using the purchase method of accounting.  The fair value of the identifiable assets acquired was $70,000.  The remainder of the purchase price was allocated to goodwill.

SDC

In February 1999, the Company acquired the business of SDC Consulting (SDC) for $2,000,000 in cash.  SDC was a healthcare management consulting firm located in Leeds, England.  At the time of its acquisition by the Company, SDC had 11 employees and reported revenues of approximately $2,300,000 in 1998.  The acquisition was accounted for using the purchase method of accounting.  The fair value of the identifiable assets acquired was zero, so the entire purchase price was allocated to goodwill.

The accounts of Doghouse, Activa and SDC have been included in the accompanying financial statements for the period from their respective purchase dates through December 31, 2001. Pro forma information as if these acquisitions had occurred on January 1, 1999 have not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

Note c — Notes Payable

The Company has a $10,000,000 revolving line of credit which is available through May 1, 2002, at the bank's prevailing prime rate.  The balance outstanding on this line of credit was zero at December 28, 2001, and December 31, 2000. Borrowings on the line are collaterized by all of the Company's deposit accounts, accounts receivable and equipment. Under the line of credit agreement, the Company is required to pay a fee equal to 0.25% per annum on the average daily-unused balance and maintain selected financial ratios.

Long-term debt is summarized as follows :

	As of
	December 28, 2001	December 31, 2000
	(in thousands)
Note payable to bank	-	$131
Other note payable	-	14
	-	145
Less current portion	-	54
Non-current portion	-	$91

Note D — Income Taxes

The provision for income taxes consists of the following:

	Year Ended
	December 28, 2001	December 31, 2000	December 31, 1999
	(in thousands)
Current:
Federal	$42	$(5,212)	$12,236
State	(120)	272	3,056
Total current	(78)	(4,940)	15,292

Deferred:
Federal	(3,283)	(3,547)	(6,133)
State	(393)	(762)	(1,516)
Total deferred	(3,676)	(4,309)	(7,649)
Provision for income taxes	$(3,754)	$(9,249)	$7,643

Temporary differences consist of the following:

	As of
	December 28, 2001	December 31, 2000
	(in thousands)
Deferred tax assets:
Depreciation.	$46	$232
Bad debts	1,940	1,153
Supplemental executive retirement plan contributions	2,617	2,648
Accrued liabilities	5,802	4,511
Net operating loss	243	345
Other	170	543
Total current deferred tax assets	10,818	9,432
Deferred tax liabilities:
Cash to accrual basis adjustment	-	1,676
Stock based compensation	292	446
Inside buildup on life insurance	400	499
Other	41	46
Total deferred tax liabilities	733	2,667
Total net deferred tax assets	$10,085	$6,765
The balance sheet classifications of deferred taxes are as follows:
Current deferred asset (liability)	$7,653	$3,948
Non-current deferred asset	2,432	2,817
Total net deferred tax assets	$10,085	$6,765

As a result of the following items, the total provision for income taxes was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	Year Ended
	December 28, 2001	December 31, 2000	December 31, 1999
Federal income tax at statutory rate	(35.0)%	(35.0)%	35.0%
Changes due to:
State franchise tax, net of federal income tax benefit	(4.4)	(3.3)	4.4
ASOP	—	—	3.2
Non-deductible goodwill.	7.2	(1.0)	—
Meals and entertainment.	3.0	1.7	1.1
Tax exempt interest	(1.9)	(1.3)	(1.5)
Life insurance proceeds	—	—	(5.8)
Other.	(4.2)	(1.1)	(2.2)
	(35.3)%	(40.0)%	34.2%

The Company has state net operating loss carryforwards of approximately $6.6 million, expiring principally in years 2005 through 2010.  These carryforwards are available to offset future state taxable income.

Note E — Notes Receivable – Stockholders

Notes receivable from stockholders consist primarily of loans provided to corporate officers (“officers”) at the level of vice president and above for the purchase of shares of Common Stock (see Note H). Notes received in exchange for Common Stock have been classified as a reduction of stockholders' equity. In addition, prior to the Company’s initial public offering in February 1998, the Company provided such officers with notes to cover the exercise price and associated taxes related to the exercise of stock options. Notes are non-interest bearing and have been discounted using imputed annual interest rates from 4.94% to 6.36%. The notes are secured by each officer's holdings of FCG Common Stock and are full-recourse.

All loans are due in ten years.  In addition, the Company generally requires participants to pay, each year, the greater of 10% of the outstanding amounts or 50% of the after tax amount of any annual bonus received by them to repay outstanding amounts of the notes. Stockholders' notes receivable received in exchange for Common Stock were $2,366,000 and $8,628,000 as of December 28, 2001 and December 31, 2000, respectively. Discount for imputed interest on these notes receivable was $586,000 and $2,089,000 as of December 28, 2001 and December 31, 2000, respectively. Amortization of deferred compensation resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers for the purchase of shares of Common Stock was $176,000 and $1,079,000 for the years ended December 28, 2001 and December 31, 2000, respectively. Stockholders' notes receivable related to advances to officers for payment of taxes associated with stock option exercises were $923,000 and $2,263,000 as of December 28, 2001 and December 31, 2000, respectively. Discount for imputed interest on these notes receivable was $170,000 and $170,000 as of December 28, 2001 and December 31, 2000, respectively.  During fiscal year 2001, certain officers used 62,000 shares of FCG Common Stock to pay off $489,000 of these Notes Receivable.

In December 2000, FCG eliminated its requirement that all vice presidents purchase and hold shares of FCG stock, based on legal and other factors.  In addition, FCG offered to rescind each stock loan transaction made to each current and former vice president.  The rescissions which occurred in 2000 decreased the shares outstanding by approximately 1.3 million shares, along with an elimination of $15.3 million of stock purchase loans made by FCG.  Additional rescissions occurred during 2001 which decreased the shares outstanding by approximately 0.4 million along with the elimination of $5.7 million of stock purchase loans.  The rescissions had no material impact on FCG’s cash position or balance sheet, nor did FCG recognize any operating or one-time charge from these rescissions.

Note F — Stock Options

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	2,301,025	9.95
Granted	2,570,667	12.37
Exercised	(248,724)	4.80
Canceled	(479,376)	12.78
Outstanding at December 31, 1999	4,143,592	11.43
Granted	2,369,331	7.79
Exercised	(91,341)	5.61
Canceled	(1,407,055)	13.19
Outstanding at December 31, 2000	5,014,527	$9.32
Granted	970,110	8.35
Exercised	(231,281)	6.80
Canceled	(929,506)	11.02
Outstanding at December 28, 2001	4,823,850	8.96

At December 28, 2001 and December 31, 2000 and 1999, 2,164,251, 1,365,886 and 613,015 options were exercisable, respectively at weighted average exercise prices of $9.13, $9.99 and $8.72, respectively. The following table summarizes information about stock options outstanding at December 28, 2001:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.82	to	$6.00	1,458,892	7.59	$5.45	798,872	$5.27
6.25	to	9.50	1,581,134	8.39	$7.64	513,382	$7.80
9.69	to	12.00	1,019,984	7.96	$10.68	431,128	$10.73
12.06	to	18.88	654,612	7.30	$14.97	342,366	$14.98
20.50	to	27.75	109,228	6.79	$22.87	78,503	$22.83
$0.82	to	$27.75	4,823,850	7.87	$8.96	2,164,251	$9.13

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the plan. Accordingly, no compensation expense has been recognized for options granted. Had compensation expense for the Company been consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123), the Company’s net income (loss) and net income (loss) per share would have been the pro forma amounts indicated below :

		Year Ended
		December 28, 2001	December 31, 2000	December 31, 1999
		(in thousands, except per share data)
Net Income (Loss)	As reported	$ (6,888)	$ (13,874)	$ 14,807
	Pro forma	(11,034)	(19,582)	7,475
Basic earnings (loss) per share	As reported	(0.29)	(0.57)	.63
	Pro forma	(0.47)	(0.80)	.32
Diluted earnings (loss) per share	As reported	(0.29)	(0.57)	.61
	Pro forma	(0.47)	(0.80)	.31

The fair value of the options granted under the plan in 2001, 2000 and 1999 calculated using the Black-Scholes pricing model were $5.20, $4.98 and $8.30 per share, respectively. The following assumptions were used in the Black-Scholes pricing model: expected dividend yield 0%, risk-free interest rate ranging from 5.0% to 7.18%, expected volatility factor of 1.0 and an expected life ranging from six to seven years. Pro forma net income reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options’ vesting period, and compensation expense for options granted prior to January 1, 1995 is not considered.

For the years ended December 28, 2001 and December 31, 2000 and 1999, compensation expense recognized in income for stock-based employee compensation related to the grant of options was

$194,000, $187,000, and $214,000 respectively.

Note G — Supplemental Executive Retirement Plan

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

Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 10% of annual base salary. The Company may make a voluntary "FCG contribution" for any year in an amount determined by the Board to the account of SERP participants. FCG contributions vest 10% for each year of service (with up to five years service credit for participants who were vice presidents on January 1, 1994), provided that FCG contributions fully vest upon a change in control of the Company or upon a participant's death, disability or attainment of age 65. Company contributions to the SERP were $400,000, $1,414,000, and $1,198,000 for the years ended December 28, 2001 and December 31, 2000, and 1999, respectively.  The contribution for 2001 was reduced due to substantial forfeitures of unvested amounts contributed in prior years.

The contributions to the SERP are invested by the Company in variable life insurance contracts. Management believes that the participants' account balance, cash surrender value of life insurance and death benefits will be sufficient to satisfy the Company's obligations under the SERP.

Note H — Stock Incentive Agreements

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

Under the 1994 Plan, through November 2000, the Company  entered into RSAs with each of its officers. Through that date, the 1994 Plan and RSAs provided that each person, upon becoming an officer of the Company, must purchase and hold a specific minimum number of shares of Common Stock.

Shares purchased under such RSAs are generally subject to a 7-year vesting period beginning the date upon which an individual becomes an officer and vest annually upon the completion of each year of service. Automatic acceleration of vesting occurs upon death or permanent disability of an officer and upon certain changes in ownership of the Company. Acceleration of vesting also occurs once the officer attains the age of 59 and has held the shares for at least three years.

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

The shares are paid for with a non-interest bearing promissory note secured by the shares of stock held by the officer, with recourse against the officer’s personal assets for 100% of the outstanding balance in excess of the value of the security.

In December 2000, FCG eliminated its requirement that all vice presidents purchase and hold shares of FCG stock, based on legal and other factors.  In addition, FCG offered to rescind each stock loan transaction made to each current and former vice president.  The rescissions which occurred in 2000 decreased the shares outstanding by approximately 1.3 million shares, along with the elimination of $15.3 million of stock purchases loans made by FCG.  Additional rescissions that occurred in 2001 decreased the number of shares outstanding by 0.4 million along with the elimination of $5.7 million of stock purchase loans.  The rescissions have no material impact on FCG’s cash position or balance sheet, nor does FCG recognize any operating or one-time charge from these rescissions.

Non-Qualified Stock Option Agreement

Effective January 1, 1996, and restated January 1, 1997, the Company executed and adopted a non-qualified stock option agreement for certain officers. The principal terms of the agreement provided that for each share of stock purchased at fair market value, the stockholder was granted one exercisable stock option which allowed the stockholder to purchase additional shares at a price below the fair market value of the Common Stock. During 1997 and 1996, 215,176 and 366,168 shares, respectively, were granted under the provisions of the agreement and stockholders exercised options on 364,728 and 127,416 shares of Common Stock, respectively. Deferred compensation of $512,000 and $737,000 was recorded for the years ended December 31, 1997 and 1996, respectively, related to the granting of options under this agreement. Compensation expense related to the amortization of the deferred compensation on these options approximated $79,000, $69,000 and $95,000 for the years ended December 28, 2001 and December 31, 2000 and 1999, respectively.

Effective December 19, 1995, the Company executed and adopted a non-qualified stock option agreement for certain vice presidents. The principal terms of the agreement provided that for each share of stock purchased at fair market value of the Common Stock, the stockholder was granted two exercisable stock options which allow the stockholder to purchase additional shares at approximately 20% of the fair market value of the Common Stock. During 1995, 1,279,440 stock options were granted under the provisions of the agreement and vice presidents exercised options for 733,008 shares of Common Stock. Compensation expense related to these options approximated $115,000,  $118,000 and $119,000 for the years ended December 28, 2001 and  December 31, 2000 and 1999, respectively.  At December 31, 1997, all below market stock options had been exercised and no below market options have been issued since.

Other Equity Plans

On August 22, 1997, the Board adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan") and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors' Plan).  On January 15, 1998, the stockholders approved the plans, authorizing issuance of up to 1,600,000 shares of FCG Common Stock under the 1997 Equity Plan and 200,000 shares of FCG Common Stock under the 1997 Directors' Plan.  On February 26, 1999, the stockholders approved amendments to the plans to increase the authorized number of shares issuable under such plans to 3,500,000 shares for the 1997 Equity Plan and 300,000 shares for the 1997 Directors' Plan.  In June 2000, the shareholders further increased the number of shares issuable under the 1997 Equity Plan to 4,500,000 shares, and in June 2001, shareholders increased the number of shares under the 1997 Equity Plan to 5,250,000.  Stock awards issued under the 1997 Equity Plan generally vest over a four and five-year term from the date of grant. Under the 1997 Equity Plan, the Company granted employees 570,250, 1,391,307, and 1,844,233 options to purchase Common Stock at an exercise price equal to the market price of Common Stock on the date of grant in the years ended December 28, 2001 and December 31, 2000 and 1999, respectively. As of December 28, 2001, and December 31, 2000, 1,449,962 and 932,420 of these options were exercisable, respectively. The Company had no stock appreciation rights issued or outstanding for the years ended December 28, 2001 and December 31, 2000.

The 1997 Directors' Plan provides for non-discretionary stock option grants to directors of the Company who are not employed by the Company or an affiliate.  Each person who, on the date of adoption of the 1997 Directors' Plan, was then a non-employee director of the Company automatically received an option to purchase 20,000 shares of Common Stock.  Each person thereafter elected as a non-employee director receives an option to purchase 4,000 shares of common Stock when first elected.  On January 1 of each year, each person who is a non-employee director is automatically granted an additional option to purchase 4,000 shares of Common Stock.  All options issued under the 1997 Directors' Plan have an exercise price equal to market price of Common Stock on the date of grant and expire ten years after the date of grant.  The initial 20,000 share grants vest over five years following the date of grant; all 4,000 share grants vest over the 12 months following the date of grant.  Under the plan in the years ended December 28, 2001 and December 31, 2000 and 1999, respectively, the Company granted 32,000, 32,000, and 32,000 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on date of grant. These options vest over the twelve months following the date of grant.  As of December 28, 2001, 168,994 of these shares are exercisable.

Under the Company’s amended 1989 Stock Option Plan (a plan carried over from the Company’s 1998 merger with ISCG), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant and generally expire ten years from the date of grant. Options granted prior to July 25, 1996 generally vest at a rate of 20% per annum beginning on the second anniversary of the grant date. Options granted on or after July 25, 1996 generally vest ratably over a five-year period. In 1997, ISCG’s Board of Directors amended this plan with subsequent stockholder approval, to increase the number of shares of Common Stock authorized for issuance under the plan from 962,500 to 1,270,500 shares. Under the plan, the Company granted employees no stock options in the fiscal year ended December 28, 2001, and 43,496 and 422,784 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on the date of grant in the years ended, 2000, and 1999, respectively. As of December 28, 2001 and December 31, 2000 and 1999, 259,558, 261,860 and 126,692 of the options were exercisable, respectively.

On August 4, 1999, the Company’s Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the “1999 Non-Officer Plan”).  The Plan authorizes the issuance of up to 1,000,000 shares of Common Stock pursuant to nonstatutory stock options, stock bonuses, rights to purchase restricted stock and stock appreciation rights to employees who are not officers of the Company.  Stock options granted under the Plan are granted at fair market value of FCG Common Stock as of the date of grant, and generally vest over four and five years and expire ten years following the date of grant.  Under the Plan, the Company granted non-officer employees 25,500, 902,200 and 271,650 options to purchase Common Stock at an exercise price equal to the market price of the Common Stock on the date of grant in the years ended December 28, 2001 and December 31, 2000 and 1999 respectively.  As of December 28, 2001, and December 31, 2000, 285,737 and 41,732 of the options were exercisable, respectively.

In May 2000, the Board of FCG Doghouse (“FCGDH”), a 94% owned subsidiary of FCG, adopted the FCG Doghouse Equity Incentive Plan (the “DH Plan”) and authorized the issuance of up to 7,500,000 shares.  Stock awards issued under the DH Plan vest over four years from the date of grant.  Under the DH Plan, the Company granted employees 4,707,018 options to purchase Common Stock at an exercise price equal to the appraised value ($0.78 per share) of FCGDH common stock on the date of grant in the year ended December 31, 2000.  As of December 31, 2000, none of these options were exercisable.  On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to the Company.  In connection with this transaction, the Company assumed the DH Plan and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of the Company’s common stock for each 1,000 shares available for issuance under the DH Plan.  The exchange rate was based on a three-day trading average of the Company’s common stock following its public announcement of its first fiscal quarter financial results and a per share value for Doghouse as negotiated between the Company and the former minority stockholder of Doghouse.  The total number of shares of the Company’s common stock available for issuance under the DH Plan is 585,000, of which 341,580 were subject to outstanding options as of July 1, 2001.  The weighted average exercise price for the outstanding options is, $9.95 per share.

Note I — Associate 401(k) and Stock Ownership PlanS

Under FCG’s 401(k) plan (or “ASOP”), participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($10,500 in 2001 and 2000 and $10,000 in 1999) and have the amount of such reduction contributed to the ASOP. In addition, the Company may make contributions to the ASOP on behalf of participants. Company contributions may be matching contributions allocated based on each participant's compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant's compensation, or allocated to some or all participants on a per capita basis.

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

In 1999, the Company contributed shares to the ASOP as its matching contribution.  In 2000, the Company allowed its employees to individually determine whether they wanted to receive future Company contributions in FCG stock or in cash.  For those employees who chose to continue to receive stock, the Company made its matching contributions in cash, and the ASOP used the cash to purchase FCG stock on the open market.

Compensation expense for the 401(k) match was approximately $5.7 million, $5.6 million and $3.3 million for the years ended December 28, 2001 and December 31, 2000 and 1999, respectively. The Company’s practice is to net unvested amounts forfeited by terminated employees against the current year 401(k) match. Had the Company not had these forfeitures, the compensation expense would have been approximately $6.2 million, $6.3 million and $4.2 million in 2001, 2000 and 1999, respectively.

In fiscal year 2000, the Board of Directors and the Company’s shareholders approved the Associate Stock Purchase Plan (the “ASPP”) under which 500,000 shares of the Company’s Common Stock could be sold to employees.  Under the Plan, employees can elect to have between 1% and 10% of their earnings withheld to be applied to the purchase of these shares.  The purchase price under the Plan is generally a 15% discount from the lesser of the market price on the beginning or purchase date of the offering periods under such Plan.  In fiscal year 2000, the Company issued 341,756 of the 500,000 authorized shares.  In 2001, the Company’s shareholders increased the number of authorized shares to 1,000,000 and the Company issued another 152,921 shares to employees under the Plan.

Note J — Concentration of Credit Risk

The Company maintains its cash balances in financial institutions located in Long Beach, California and Philadelphia, Pennsylvania. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 28, 2001, the Company had balances in those two financial institutions in excess of the insured amounts of approximately $10.0 million and $1.0 million, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

At December 28, 2001, the Company carried a long-term unbilled receivable of approximately $10.3 million on its balance sheet from a single client.  The receivable relates to a major outsourcing client, and will be paid down over a 5 year period.

Note K — Commitments and Contingencies

The Company leases its office facilities, certain office space and living accommodations for consultants on short-term projects under operating leases that expire at various dates through 2012.  At December 28, 2001, the Company was obligated under non-cancelable operating leases with future minimum rentals as follows (in thousands):

Year Ending
2002	$6,385
2003	5,803
2004	4,046
2005	3,647
2006	3,555
2007 and Beyond	5,048
$28,484

Rent expense aggregated $6,553,000, $6,135,000, and $5,244,000 for the years ended December 28, 2001 and December 31, 2000 and 1999 respectively.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operation.

Note L — Investments

Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity as a component of other comprehensive income. The net unrealized holding gain increased $32,000 in 2001. The amortized cost, unrealized gains and losses, and fair values of the Company’s available-for-sale securities (all of which are debt securities) held at December 28, 2001 and December 31, 2000 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2001	$19,361,000	$49,000	$—	$19,410,000
2000	$18,349,000	$17,000	$—	$18,366,000

The following table lists the maturities of debt securities held at December 28, 2001:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$19,361,000	$19,410,000
Due after one year through five years	—	—
	$19,361,000	$19,410,000

Additionally, the Company has $1.2 million of equity investments, valued at the lower of cost or market, which are included in long-term investments.

Note M — Disclosure of Segment Information

The Company has the following four reportable segments: consulting, integration, management services and European healthcare. The consulting services consist of strategic planning, operations effectiveness, procurement and contracting, and general consulting. The integration services include implementation of packaged vendor software, design and development of comprehensive system architectures, infrastructures, interfaces, databases, applications and networks to address the need for information integration and dissemination throughout a client’s organization.  Management services comprise the FCG’s information technology outsourcing business.  European healthcare primarily represents services provided in the United Kingdom and parts of continental Europe and includes a blend of consulting and integration services.  FCG discontinued providing European healthcare services at the end of fiscal year 2001.

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

The following information about the segments is for the years ended December 28, 2001 and December 31, 2000 and 1999:

2001	Healthcare	Life Sciences	Outsourcing	Totals
Net revenues	$131,918	$74,456	$60,516	$266,890
Cost of services	72,232	46,307	48,092	166,631
Gross profit	59,686	28,149	12,424	100,259
Selling expenses				30,608
General & administrative expenses				67,505
Restructuring, severance and impairment charges				13,511
Loss from operations				$(11,365)

2000	Healthcare	Life Sciences	Outsourcing	Totals
Net revenues	$139,879	$68,135	$40,871	$248,885
Cost of services	88,410	44,260	31,083	163,753
Gross profit	51,469	23,875	9,788	85,132
Selling expenses				29,686
General & administrative expenses				70,743
Restructuring, severance and impairment charges				9,200
Loss from operations				$(24,497)

1999	Healthcare	Life Sciences	Outsourcing	Totals
Net revenues	$172,286	$57,184	$8,093	$237,563
Cost of services	85,850	35,473	7,038	128,361
Gross profit	86,436	21,711	1,055	109,202
Selling expenses				26,234
General & administrative expenses				63,510
Restructuring, severance and impairment charges				3,550
Income from operations				$15,908

The amount of revenue attributed to each segment is accounted for by splitting the revenue on each client engagement based upon the hourly rates charged to the client for the services of each segment.  Costs are not transferred across segments.

Note N — Net Income (Loss) Per Share

The following represents a reconciliation of basic and diluted net income (loss) per share :

	Year Ended
	December 28, 2001	December 31, 2000	December 31, 1999
	(amounts rounded to thousands except per share data)
Net income (loss)	$(6,888)	$(13,874)	$14,807
Basic shares	23,558	24,529	23,416
Effect of dilutive options and warrants	—	—	815
Diluted shares	23,558	24,529	24,231
Net income (loss) per common share:
Basic	$(0.29)	$(0.57)	$0.63
Diluted	$(0.29)	$(0.57)	$0.61

The effect of dilutive options and warrants excludes 4,823,850 antidilutive options with exercise prices ranging from $0.82 to $27.75 per share in 2001, 5,014,527 antidilutive options with exercise prices ranging from $0.82 to $27.75 per share in 2000, and 1,224,000 antidilutive options with exercise prices ranging from $12.69 to $27.75 per share in 1999.

Note O — RESTRUCTURING, SEVERANCE AND IMPAIRMENT CHARGES

Restructuring, severance and impairment costs of $13,511,000, $9,200,000 and $3,550,000 were incurred in 2001, 2000 and 1999, respectively.  The costs incurred in 2001 included severance costs related to a reduction in staff of approximately 250 people, facility downsizing, and the impairment of goodwill related to the restructuring of the Technology Services group.  The costs incurred in 2000 were primarily attributable to the shutdown of FCG’s European healthcare operations, the separation of approximately 150 U.S. employees due to the contraction in the healthcare delivery market, and the related consolidation and resizing of selected offices.  The costs incurred during 1999 were primarily attributable to restructuring and severance associated with rationalizing capacity requirements in Europe, and secondarily separation costs associated with the merger between FCG and ISCG in December 1998.  At December 28, 2001, $6.8 million of the restructuring costs remained to be paid.  These primarily consisted of severance and the future costs of excess facilities.

Note P — SHARE PURCHASE RIGHTS PLAN

In November 1999, the Company adopted a Share Purchase Rights Plan (the “Plan”).  Terms of the Plan provide for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Common Stock as of December 10, 1999.  Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share (the “Preferred Shares”), at a price of $50.00 per one one-hundredth of a Preferred Share.

Upon the occurrence of (i) a public announcement that a person, entity or affiliated group has acquired beneficial ownership of 15% or more of the outstanding Common Shares (an “Acquiring Person”) or (ii) generally 10 business days following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person, the Rights become exercisable.  At that time, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which are void), will for a 60-day period have the right to receive upon exercise that number of shares of Company Common Stock having a market value of two times the exercise price of the Right.  If the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

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

The Rights have certain anti-takeover effects.  The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company’s Board of Directors.  The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be amended to permit such acquisition or redeemed by the Company at $0.001 per Right prior to the earliest of (i) the time that a person or group has acquired beneficial ownership of 15% or more of the Common Shares or (ii) the final expiration date of the Rights.

Note Q — Unaudited Quarterly Financial Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
2001
Gross revenue	$75,286	$70,518	$69,786	$68,521
Less: reimbursable expenses	4,986	4,312	4,054	3,869
Net revenue	70,300	66,206	65,732	64,652
Cost of services	43,853	42,094	40,499	40,185
Gross profit	26,447	24,112	25,233	24,467
Selling expenses	7,859	8,138	7,861	6,750
General and administrative expenses	17,402	16,884	15,592	17,627
Restructuring, severance and impairment charges	–	4,349	–	9,162
Income (loss) from operations	1,186	(5,259)	1,780	(9,072)
Interest income, net	411	299	434	244
Other expense, net	(61)	(179)	(209)	(216)
Income (loss) before income taxes	1,536	(5,139)	2,005	(9,044)
Provision (benefit) for income taxes	645	(2,158)	842	(3,083)
Net income (loss)	$891	$(2,981)	$1,163	$(5,961)
Diluted net income (loss) per share	$0.04	$(0.13)	$0.05	$(0.25)

2000
Gross revenue	$69,210	$68,753	$65,198	$66,566
Less: reimbursable expenses	5,703	5,086	5,187	4,866
Net revenue	63,507	63,667	60,011	61,700
Cost of services	42,016	40,735	40,545	40,457
Gross profit	21,491	22,932	19,466	21,243
Selling expenses	7,428	7,838	7,696	6,724
General and administrative expenses	17,570	18,073	17,180	17,920
Restructuring, severance and impairment charges	–	3,700	5,500	–
Loss from operations	(3,507)	(6,679)	(10,910)	(3,401)
Interest income, net	718	630	492	531
Other income, net	(56)	(84)	(186)	(671)
Loss before income taxes	(2,845)	(6,133)	(10,604)	(3,541)
Provision (benefit) for income taxes	(1,138)	(2,269)	(4,426)	(1,416)
Net loss	$(1,707)	$(3,864)	$(6,178)	$(2,125)
Diluted net loss per share	$(0.07)	$(0.16)	$(0.25)	$(0.09)

In the fourth quarter of 2001, the Company reported a $9.2 million charge for restructuring, severance, and impairment.  Additionally, the Company reserved $2.8 million ($2.1 million of which is included in general and administrative expenses and $0.7 million in cost of services) for an investment in a start-up software development firm where FCG provided the systems development for that company.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

Report of Independent Certified Public Accountants

Board of Directors

First Consulting Group, Inc.

We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and subsidiaries as of December 28, 2001 and December 31, 2000, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 28, 2001 and December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Irvine, California
February 14, 2002

Schedule II — Valuation and Qualifying Accounts

For the Year Ended December 31	Description	Balance at Beginning of Period	Provision Charged to Income	Accounts Written Off	Balance at End of Period
		(In Thousands)
2001	Accounts receivable allowance	$3,331	$2,516	$(3,107)	$2,740
2000	Accounts receivable allowance	$2,064	$1,316	$(49)	$3,331
1999	Accounts receivable allowance	$1,449	$842	$(227)	$2,064

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

By: /s/ LUTHER J. NUSSBAUM
Luther J. Nussbaum,
Chief Executive Officer

Date: March 27, 2002

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

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LUTHER J. NUSSBAUM	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2002
Luther J. Nussbaum

/s/ WALTER J. McBRIDE	Executive Vice President, Practice Support and Chief Financial Officer (Principal Financial Officer)
Walter J. McBride		March 27, 2002

/s/ PHILIP H. OCKELMANN	Vice President and Controller (Principal Accounting Officer)
Philip H. Ockelmann		March 27, 2002

/s/ Steven Heck	Director	March 27, 2002
Steven Heck

/s/ STEVEN LAZARUS	Director	March 27, 2002
Steven Lazarus

/s/ DAVID S. LIPSON	Director	March 27, 2002
David S. Lipson

/s/ Stanley R. Nelson	Director	March 27, 2002
Stanley R. Nelson

/s/ F. Richard Nichol	Director
F. Richard Nichol		March 27, 2002

/s/ Stephen E. Olson	Director
Stephen E. Olson		March 27, 2002

/s/ Scott S. Parker	Director	March 27, 2002
Scott S. Parker

/s/ FATIMA J. REEP	Director	March 27, 2002
Fatima J. Reep

/s/ Jack O. Vance	Director	March 27, 2002
Jack O. Vance

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
2.1.1

Agreement and Plan of Merger and Reorganization dated as of September 9, 1998, by and among FCG, Foxtrot Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of FCG, and Integrated Systems Consulting Group, Inc., a Pennsylvania corporation (“ISCG”) (incorporated by reference to Exhibit 99.1 of FCG’s Current Report on Form 8-K filed on September 22, 1998 (the “First Form 8-K”)).

2.1.2

First Amendment to Agreement and Plan of Merger and Reorganization dated as of November 11, 1998 (incorporated by reference to Exhibit 99.1 of FCG’s Current Report on Form 8-K filed on November 12, 1998) (See Appendix A-1 to the Report).

3.1	Certificate of Incorporation of FCG (incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”)).

3.2

Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999 (the “December 9, 1999 Form 8-K”)).

3.3	Bylaws of FCG (incorporated by reference to Exhibit 3.3 to FCG’s Form S-1).

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to FCG’s Form S-1).

10.1	1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to FCG’s Form S-1).

10.1.1	Form of Incentive Stock Option between FCG and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.1 to FCG’s Form S-1).

10.1.2	Form of Non-Statutory Stock Option between FCG and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.2 to FCG’s Form S-1).

10.1.3	Form of Non-Statutory Stock Option (United Kingdom) between FCG and its United Kingdom resident employees, directors, and consultants (incorporated by reference to Exhibit 10.1.3 to FCG’s Form S-1).

10.2	1997 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.2 to FCG’s Form S-1).

10.2.1	Form of Non-Statutory Stock Option (Initial Option-Continuing Non-Employee Directors) between FCG its continuing non-employee directors (incorporated by reference to Exhibit 10.2.1 to FCG’s Form S-1).

10.2.2	Form of Non-Statutory Stock Option (Initial Option-New Non-Employee Directors) between FCG and its non-employee directors (incorporated by reference to Exhibit 10.2.2 to FCG’s Form S-1).

10.2.3	Form of Non-Statutory Stock Option (Annual Option) between FCG and its non-employee directors (incorporated by reference to Exhibit 10.2.3 to FCG’s Form S-1).

10.3	1994 Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to FCG’s Form S-1).

10.3.1	Form of Amended and Restated Restricted Stock Agreement between FCG and its executive officers (incorporated by reference to Exhibit 10.3.1 to FCG’s Form S-1).

10.3.2	Form of Loan and Pledge Agreement between FCG and its vice presidents (incorporated by reference to Exhibit 10.3.2 to FCG’s Form S-1).

10.3.3	Form of Secured Promissory Note (Non-Recourse) between FCG and its vice presidents (incorporated by reference to Exhibit 10.3.3 to FCG’s Form S-1).

10.4	Second Amended and Restated Associate 401(k) and Stock Ownership Plan (incorporated by reference to Exhibit 10.4 to FCG’s Form S-1).

10.5	First Amendment to the Second Amended and Restated Associate 401(k) and Stock Ownership Plan (incorporated by reference to Exhibit 10.5 to FCG’s Form S-1).

10.6	1999 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to FCG’s Form S-8 Registration Statement originally filed on March 29, 2000 (the “Form S-8”)).

10.6.1	Form of Non-Qualified Stock Option Agreement between FCG and its non-officer employees (incorporated by reference to Exhibit 99.7 to FCG’s Form S-8).

10.7	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to FCG’s Form S-1).

10.8	Form of Indemnity Agreement between FCG and its directors and executive officers (incorporated by reference to Exhibit 10.8 to FCG’s Form S-1).

10.9

Lease, dated as of October 3, 1996, between FCG and Landmark Square Associates, L.P. for FCG’s principal executive offices in Long Beach, CA (incorporated by reference to Exhibit 10.9 to FCG’s Form S-1).

10.10	Credit Agreement between FCG and Wells Fargo Bank, dated December 18, 1997 (incorporated by reference to Exhibit 10.10 to FCG’s Form S-1).

10.11	FCG 2000 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to FCG’s 1999 Form 10-K).

10.11.1	FCG 2000 Associate Stock Purchase Plan Offering adopted October 26, 1999, as amended.

10.12

Master Information Technology Services Agreement dated November 1, 1999, between FCG Management Services, LLC (“FCGMS”) and New York and Presbyterian Hospital (“NYPH”) (incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated November 8, 1999 (the “November 8. 1999 Form 8-K”)).

10.12.1	FCGMS Unit Purchase Agreement dated November 8, 1999 between FCGMS and NYPH (incorporated by reference to Exhibit 99.2 to FCG’s November 8, 1999 Form 8-K).

10.12.2	Investor Rights Agreement dated November 8, 1999, among FCGMS, FCG Management Holdings, Inc. and NYPH (incorporated by reference to Exhibit 99.3 to FCG’s November 8, 1999 Form 8-K).

10.12.3	Amended and Restated Operating Agreement of FCGMS (incorporated by reference to Exhibit 99.4 to FCG’s November 8, 1999 Form 8-K).

10.13

Rights Agreement dated as of November 22, 1999 among First Consulting Group, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.3 to FCG’s December 9, 1999 Current Report).

10.13.1	Form of Rights Certificate (incorporated by reference to Exhibit 99.4 to FCG’s December 9, 1999 Current Report).

10.14

Master Information Services Agreement dated January 23, 2001, between FCG Management Services, LLC and the Trustees of the University Of Pennsylvania, a non-profit corporation incorporated under the laws of Pennsylvania, owner and operator of the University of Pennsylvania Health System and its Affiliates (incorporated by reference to Exhibit 99.1 to FCG’s current report on Form 8-K, dated March 7, 2001.

10.15

Letter Agreement dated May 17, 2001, between the Company and F. Richard Nichol for Consulting Services (incorporated by reference to Exhibit 10.15 of FCG’s Quarterly Report on Form 10-Q filed August 14, 2001.)

10.16	Letter Agreement dated December 17, 2001 between the Company and First Ticket Travel.
10.17	Consulting Agreement dated December 13, 2001 between the Company and Nichol Clinical Technologies Corp.

10.18	Doghouse Enterprises, Inc. 2000 Equity Incentive Plan
10.18.1	Doghouse Enterprises, Inc. 2000 Equity Incentive Plan form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option

11.1	Statement of Computation of Earnings (Loss) per Share for FCG (contained in “Notes to Consolidated Financial Statements — Note N — Net Income Per Share” of this Report).

21.1	Subsidiaries of FCG.
23.1	Consent of Grant Thornton LLP.
24.1	Power of Attorney (contained on the signature page of this Report).