Form 10-Q
period 2002-03-29
FIRST CONSULTING GROUP INC
filed 2002-05-13
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002,

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	23,964,042
(Class)	(Outstanding at April 26, 2002)

First Consulting Group Inc.

Part I. Financial Information

Item 1.    Financial Statements and Notes (Unaudited).

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	March 29, 2002	December 28, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,199	$32,499
Short-term investments	19,573	19,410
Accounts receivable, less allowance of $2,603 and $2,740 in the periods ended March 29, 2002 and December 28, 2001, respectively	26,576	34,657
Unbilled receivables	20,293	13,963
Deferred income taxes, net	7,960	7,834
Prepaid expenses and other current assets	2,230	1,571
Total current assets	111,831	109,934
Notes receivable-stockholders	753	753
Long-term investments	1,200	1,200
Property and equipment
Furniture, equipment, and leasehold improvements	8,350	8,033
Information systems equipment	27,029	26,838
	35,379	34,871
Less accumulated depreciation and amortization	25,407	24,237
	9,972	10,634
Other assets
Executive benefit trust	6,223	6,246
Unbilled long term receivables	9,862	10,250
Deferred income taxes	2,433	2,433
Goodwill, net	3,571	3,587
Other	309	392
	22,398	22,908
Total assets	$146,154	$145,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,111	$1,723
Accrued liabilities	15,684	18,065
Accrued vacation	7,092	6,453
Accrued incentive compensation	3,562	4,280
Customer advances	4,594	5,259
Total current liabilities	34,043	35,780
Non-current liabilities
Supplemental executive retirement plan	6,648	6,510
Minority interest	948	863
Total non-current liabilities	7,596	7,373
Commitments and contingencies
Stockholders’ equity
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 23,936,298 shares issued and outstanding at March 29, 2002 and 23,715,719 shares issued and outstanding at December 28, 2001	24	24
Additional paid-in capital	91,501	90,215
Retained earnings	16,909	15,895
Deferred compensation-stock incentive agreements	(1,067)	(1,134)
Notes receivable-stockholders	(1,734)	(1,780)
Accumulated other comprehensive income (loss)	(1,118)	(944)
Total stockholders’ equity	104,515	102,276
Total liabilities and stockholders’ equity	$146,154	$145,429

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 29, 2002	March 31, 2001
Revenue before reimbursements	$63,277	$70,300
Out of pocket reimbursements	3,877	4,986
Total revenue	67,154	75,286

Cost of services before reimbursable expenses	40,073	43,853
Out of pocket reimbursable expenses	3,877	4,986
Total cost of services	43,950	48,839

Gross profit	23,204	26,447
Selling expenses	6,894	7,859
General and administrative expenses	14,713	17,402
Income from operations	1,597	1,186
Other income
Interest income, net	208	411
Other expense, net	(57)	(61)
Income before income taxes	1,748	1,536
Provision for income taxes	734	645
Net income	$1,014	$891
Basic net income per share	$0.04	$0.04
Diluted net income per share	$0.04	$0.04
Shares used in computing basic net income per share	23,897	23,573
Shares used in diluted net income per share	25,166	24,402

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 29, 2002	March 31, 2001
Cash flows from operating activities:
Net income	$1,014	$891
Adjustments to reconcile net income	1,522	2,370
Change in assets and liabilities	(246)	777
Net cash provided by operating activities	2,290	4,038
Cash flows from investing activities:
Net sale (purchase) of investments	(163)	6,279
Furniture, equipment, and leasehold improvements	(833)	(799)
Acquisition of business	—	(114)
Net cash provided by (used for) investing activities	(996)	5,366
Cash flows used in financing activities:
Principal payments of long-term debt	—	(13)
Proceeds from stock/tax loan payments	120	314
Proceeds from issuance of stock	1,286	320
Net cash provided by financing activities	1,406	621
Net increase in cash and equivalents	2,700	10,025
Cash and equivalents at beginning of period	32,499	11,429
Cash and equivalents at end of period	$35,199	$21,454

Cash paid during the period for:
Interest	$2	$2
Income taxes	$189	$203

See accompanying notes.

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The consolidated balance sheet of First Consulting Group, Inc. (the “Company”) at March 29, 2002 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended March 29, 2002 and March 31, 2001 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at March 29, 2002 and the results of operations for the three month periods ended March 29, 2002 and March 31, 2001.  The results of operations for the three months ended March 29, 2002 are not necessarily indicative of the results to be expected for the year ending December 27, 2002.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 28, 2001 included in the Company’s Annual Report on Form 10-K.

2.             Investments

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $19.6 million in short term investments classified as available for sale.  Such investments are currently held primarily in tax-exempt government securities.  Net unrealized gains and losses on investments were not material at March 29, 2002.

3.             Net Income Per Share

The following represents a reconciliation of basic and diluted net income per share for the three month periods ended March 29, 2002 and March 31, 2001, respectively (amounts rounded to thousands, except per share data):

	For the Three Months Ended March 29, 2002			For the Three Months Ended March 31, 2001
	Net Income	Weighted Average Shares	Per share amount	Net Income	Weighted Average Shares	Per share amount
Basic EPS:
Net Income available to common stockholders	$1,014	23,897	$0.04	$891	23,573	$0.04
Effect of dilutive options and warrants:		1,269			829
Diluted EPS:
Net Income available to common stockholders and assumed conversions	$1,014	25,166	$0.04	$891	24,402	$0.04

4.             Disclosure of Segment Information

The Company provides segment reporting at a gross margin level. Selling and general and administrative expense (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), and fixed assets (primarily computer equipment, furniture, and leasehold improvements) are managed at the corporate level.  The Company currently has three segments: Healthcare, Life Sciences and Outsourcing.  The Company’s segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services.

The following is a summary of certain financial information by segment (in thousands):

For the quarter ended March 29, 2002:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$28,843	$17,521	$16,913	$63,277
Out of pocket reimbursements	3,292	536	49	3,877
Total revenue	32,135	18,057	16,962	67,154
Cost of services before reimbursable expenses	16,398	10,626	13,049	40,073
Out of pocket reimbursable expenses	3,292	536	49	3,877
Total cost of services	19,690	11,162	13,098	43,950
Gross profit	12,445	6,895	3,864	23,204
Selling expenses				6,894
General & administrative expenses				14,713
Income from operations				$1,597

For the quarter ended March 31, 2001:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$38,639	$19,815	$11,846	$70,300
Out of pocket reimbursements	4,429	557	—	4,986
Total revenue	43,068	20,372	11,846	75,286
Cost of services before reimbursable expenses	21,379	13,302	9,172	43,853
Out of pocket reimbursable expenses	4,429	557	—	4,986
Total cost of services	25,808	13,859	9,172	48,839
Gross profit	17,260	6,513	2,674	26,447
Selling expenses				7,859
General & administrative expenses				17,402
Income from operations				$1,186

5.             Comprehensive Income

Comprehensive income, net of taxes is as follows (in thousands):

For the quarter ended March 29, 2002:

Net Income	Currency Translation (Loss)	Unrealized (Loss) on Investments	Comprehensive Income
$1,014	$(161)	$(13)	$840

For the quarter ended March 31, 2001:

Net Income	Currency Translation (Loss)	Unrealized Gain on Investments	Comprehensive Income
$891	$(142)	$42	$791

6.             Accounts Receivable

At March 29, 2002, the Company carried a long-term account receivable of approximately $9.9 million from a single client.  The receivable relates to a major outsourcing contract, and will be paid over a five-year period.

The allowance for doubtful accounts is developed based upon several factors including clients' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date.

7.             Recent Accounting Pronouncements

The Company has adopted the provisions of the Financial Accounting Standards Board (FASB) EITF No. 01-14 regarding the “income statement characterization of reimbursements received for out-of-pocket expenses incurred” during the quarter.  In accordance with the provisions of the announcement, the Company adjusted revenue and cost of services for all periods reported to include out-of-pocket expenses.  Adoption of the provisions of this FASB announcement had no impact on reported net income (loss) or earnings (loss) per share for either the current period or past periods.

Effective December 29, 2001, the Company adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill.  SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead are to be reviewed at least annually for impairment.

Net income and earnings per share for the first quarter ended March 29, 2002 and March 31, 2001 adjusted to exclude amortization expense (net of taxes) are as follows (amounts rounded to thousands, except per share data):

	Three Months Ended
	March 29, 2002	March 31, 2001
Net income:
Reported net income	$1,014	$891
Goodwill amortization	—	378
Adjusted net income	$1,014	$1,269
Basic earnings per share:
Reported basic earnings per share	$0.04	$0.04
Goodwill amortization	—	0.01
Adjusted basic earnings per share	$0.04	$0.05
Diluted earnings per share:
Reported diluted earnings per share	$0.04	$0.04
Goodwill amortization	—	0.01
Adjusted diluted earnings per share	$0.04	$0.05

There were no material acquisitions of intangible assets during the first quarter of fiscal 2002.  The components of intangible assets were as follows:

	As of March 29, 2002
Goodwill:	Gross Carrying Amount	Accumulated Amortization
The Healthcare Group	$3,523	$(1,380)
Life Sciences	2,260	(832)
Total	$5,783	$(2,212)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN AND UNDER THE CAPTION “RISKS RELATING TO OUR BUSINESS” IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 28, 2001, AND SUBSEQUENT REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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

Out of pocket expenses billed and reimbursed by clients are included in gross revenue, and then deducted to determine net revenue.  For purposes of analysis, all percentages in this discussion are stated as a percentage of net revenue, since we believe that this is the more relevant measure of our business over time.

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

Our most significant expenses are our human resource and related salary and benefit expenses. As of March 29, 2002, approximately 879 of our employees are billable consultants. Another 543 employees form our firm’s outsourcing business. The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 20.0%, or 360 employees are classified as non-billable. Our cost of services as a percentage of revenue is directly related to our consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. We manage consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. We evaluate our fixed contracts on a monthly basis using percentage of completion accounting.  Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees.  Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause us to experience lower margins. In addition, expansion into new markets and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

Results of Operations for the Three Months Ended March 29, 2002 and March 31, 2001

Net Revenue.  Our net revenue decreased to $63.3 million for the quarter ended March 29, 2002,

a decrease of 10.0% from $70.3 million for the quarter ended March 31, 2001.  This decrease was primarily due to a decline in billable headcount and lower pricing due to the increased competitiveness of the market.

Total Revenue.  Total revenue decreased to $67.2 million for the quarter ended March 29, 2002, a decrease of 10.8% from $75.3 million for the quarter ended March 31, 2001.  The decrease is due to a decline in billable headcount, lower pricing and a decline in Healthcare revenue, which generally requires the most reimbursable travel expense.

Gross Profit.  Gross profit decreased to $23.2 million for the quarter ended March 29, 2002, a decrease of 12.3% from $26.4 million for the quarter ended March 31, 2001.  The decrease was primarily attributable to the decrease in the number of consultants and outsourcing staff.  Gross profit as a percentage of net revenue decreased to 36.7% for the quarter ended March 29, 2002 from 37.6% for the quarter ended March 31, 2001.  This decrease was due to lower pricing due to the increased competitiveness of the market.

Selling Expenses.  Selling expenses decreased to $6.9 million for the quarter ended March 29, 2002, a decrease of 12.3% from $7.9 million for the quarter ended March 31, 2001 due to cost reductions.  Selling expenses as a percentage of net revenue decreased slightly from 11.2% for the quarter ended March 31, 2001 to 10.9% for the quarter ended March 29, 2002.

General and Administrative Expenses.  General and administrative expenses decreased to $14.7 million for the quarter ended March 29, 2002, a decrease of 15.5% from $17.4 million for the quarter ended March 31, 2001.  The decrease resulted from cost reductions we made and the elimination of goodwill amortization (See Note 7 of the Notes to Consolidated Financial Statements).  General and administrative expenses as a percentage of net revenue decreased from 24.8% for the quarter ended March 31, 2001 to 23.3% for the quarter ended March 29, 2002.

Interest Income, Net.  Interest income, net of interest expense, decreased to $0.2 million for the quarter ended March 29, 2002 from $0.4 million for the quarter ended March 31, 2001, due to lower interest rates, despite a higher level of cash and investments.  Interest income net of interest expense as a percentage of net revenue decreased to 0.3% for the quarter ended March 29, 2002 from 0.6% for the quarter ended March 31, 2001.

Other Expense, Net.  Other expense of $0.1 million was the same for the quarters ended, March 29, 2002 and March 31, 2001.

Income Taxes.  The provision for income taxes of 42% in the quarter ended March 29, 2002 remained the same as in the quarter ended March 31, 2001.

Liquidity and Capital Resources

During the three months ended March 29, 2002, we generated cash flow from operations of $2.3 million.  During the three months ended March 29, 2002, we used cash flow of approximately $0.8 million to purchase property and equipment, including computer and related equipment and office furniture, while depreciation and amortization expense was approximately $1.4 million.  At March 29, 2002, we had cash and investments available for sale of $54.8 million compared to $51.9 million at December 28, 2001.

We have a revolving line of credit, under which we are allowed to borrow up to $10.0 million at an interest rate of the prevailing prime rate with an expiration date of May 1, 2003.  There was no outstanding balance under the line of credit at March 29, 2002.

Management believes that our existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months.  Our cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

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

(1)                                  Incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”).

(2)                                  Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 2000.

(3)                                  Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)                                  Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)                                  See Note 3 to Consolidated Financial Statements, “Net Income Per Share.”

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: May 13, 2002	LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman and Chief Executive Officer

Date: May 13, 2002	WALTER J. McBRIDE
Walter J. McBride
Executive Vice President, Practice Support and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Item	Description
3.1 (1)	Certificate of Incorporation of the Company.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company.
4.1 (4)	Specimen Common Stock Certificate.
11.1 (5)	Statement of computation of per share earnings.

(1)                                  Incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”).

(2)                                  Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 2000.

(3)                                  Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)                                  Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)                                  See Note 3 to Consolidated Financial Statements, “Net Income Per Share.”