Form 10-Q
period 2002-06-28
FIRST CONSULTING GROUP INC
filed 2002-08-12
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002,

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,070,120
(Class)	(Outstanding at July 26, 2002)

First Consulting Group, Inc.

Table of Contents

COVER PAGE

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

Consolidated Balance Sheets as of June 28, 2002 and December 28, 2001

Consolidated Statements of Operations for the three month periods ended June 28, 2002 and June 30, 2001 and for the six month periods ended June 28, 2002 and June 30, 2001

Condensed Consolidated Statements of Cash Flows for the six month periods ended June 28, 2002 and June 30, 2001

Notes to Consolidated Financial Statements

	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

PART II.	OTHER INFORMATION

	ITEM 1.	LEGAL PROCEEDINGS

	ITEM 2.	CHANGES IN SECURITIES

	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	ITEM 5.	OTHER INFORMATION

	ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes (Unaudited).

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	June 28, 2002	December 28, 2001
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,354	$32,499
Short-term investments	18,712	19,410
Accounts receivable, less allowance of $2,270 and $2,740 in the periods ended June 28, 2002 and December 28, 2001, respectively	29,586	34,657
Unbilled receivables	18,020	13,963
Deferred income taxes, net	7,664	7,834
Prepaid expenses and other current assets	3,358	1,571
Total current assets	115,694	109,934
Notes receivable-stockholders	771	753
Long-term investments	2,200	1,200
Property and equipment
Furniture, equipment, and leasehold improvements	7,656	8,033
Information systems equipment	22,114	26,838
	29,770	34,871
Less accumulated depreciation and amortization	20,159	24,237
	9,611	10,634
Other assets
Executive benefit trust	6,011	6,246
Unbilled long term receivables	9,207	10,250
Deferred income taxes	2,550	2,433
Goodwill, net	3,468	3,587
Other	371	392
	21,607	22,908
Total assets	$149,883	$145,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,406	$1,723
Accrued liabilities	10,580	11,284
Accrued restructuring	10,323	6,781
Accrued vacation	7,619	6,453
Accrued incentive compensation	1,645	4,280
Customer advances	6,753	5,259
Total current liabilities	39,326	35,780
Non-current liabilities
Supplemental executive retirement plan	6,842	6,510
Minority interest	1,561	863
Total non-current liabilities	8,403	7,373
Commitments and contingencies	—	—
Stockholders’ equity
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 23,978,610 shares issued and outstanding at June 28, 2002 and 23,715,719 shares issued and outstanding at December 28, 2001	24	24
Additional paid-in capital	91,788	90,215
Retained earnings	14,046	15,895
Deferred compensation-stock incentive agreements	(1,015)	(1,134)
Notes receivable-stockholders	(1,730)	(1,780)
Accumulated other comprehensive loss	(959)	(944)
Total stockholders’ equity	102,154	102,276
Total liabilities and stockholders’ equity	$149,883	$145,429

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2002	June 30, 2001	June 28, 2002	June 30, 2001
Revenue before reimbursements	$66,198	$66,206	$129,475	$136,506
Out of pocket reimbursements	3,937	4,312	7,814	9,298
Total revenue	70,135	70,518	137,289	145,804

Cost of services before reimbursable expenses	41,809	42,094	81,882	85,947
Out of pocket reimbursable expenses	3,937	4,312	7,814	9,298
Total cost of services	45,746	46,406	89,696	95,245

Gross profit	24,389	24,112	47,593	50,559

Selling expenses	6,939	8,138	13,833	15,997
General and administrative expenses	14,769	16,884	29,482	34,286
Restructuring, severance and impairment costs	7,818	4,349	7,818	4,349
Loss from operations	(5,137)	(5,259)	(3,540)	(4,073)
Other income
Interest income, net	244	299	452	710
Other expense, net	(50)	(179)	(107)	(240)
Loss before income taxes	(4,943)	(5,139)	(3,195)	(3,603)
Benefit for income taxes	(2,080)	(2,158)	(1,346)	(1,513)
Net loss	$(2,863)	$(2,981)	$(1,849)	$(2,090)
Basic net loss per share	$(0.12)	$(0.13)	$(0.08)	$(0.09)
Diluted net loss per share	$(0.12)	$(0.13)	$(0.08)	$(0.09)
Shares used in computing basic net loss per share	23,957	23,397	23,927	23,485
Shares used in diluted net loss per share	23,957	23,397	23,927	23,485

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 28, 2002	June 30, 2001
Cash flows from operating activities:
Net loss	$(1,849)	$(2,090)
Adjustments to reconcile net loss	2,435	4,571
Change in assets and liabilities	7,767	4,114
Net cash provided by operating activities	8,353	6,595
Cash flows from investing activities:
Net purchase of investments	(271)	(427)
Furniture, equipment, and leasehold improvements	(1,368)	(1,776)
Acquisition of business	(2,617)	(114)
Net cash used for investing activities	(4,256)	(2,317)
Cash flows from financing activities:
Principal payments of long-term debt	—	(145)
Proceeds from stock/tax loan payments	185	524
Proceeds from issuance of stock	1,573	1,381
Net cash provided by financing activities	1,758	1,760
Net increase in cash and equivalents	5,855	6,038
Cash and equivalents at beginning of period	32,499	11,429
Cash and equivalents at end of period	$38,354	$17,467

Cash paid during the period for:
Interest	$14	$12
Income taxes	$189	$211

See accompanying notes.

Notes to Consolidated Financial Statements

1.             Basis of Presentation

The consolidated balance sheet of First Consulting Group, Inc. (the “Company”) at June 28, 2002 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended June 28, 2002 and June 30, 2001 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at June 28, 2002 and the results of operations for the three month periods and six-month periods ended June 28, 2002 and June 30, 2001.  The results of operations for the six months ended June 28, 2002 are not necessarily indicative of the results to be expected for the year ending December 27, 2002.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 28, 2001 included in the Company’s Annual Report on Form 10-K.

2.             Investments

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. The Company has approximately $18.7 million in short-term investments and $1.0 million of long-term investments classified as available for sale.  Such investments are currently held primarily in commercial paper, money market investments and tax-exempt government securities.  Net unrealized gains and losses on investments were not material at June 28, 2002.

3.             Net Loss Per Share

The following represents a reconciliation of basic and diluted net loss per share for the three month and six periods ended June 28, 2002 and June 30, 2001, respectively (amounts rounded to thousands, except per share data):

	For the Three Months Ended June 28, 2002			For the Three Months Ended June 30, 2001
	Net Loss	Weighted Average Shares	Per share amount	Net Loss	Weighted Average Shares	Per share amount
Basic EPS:
Net loss available to common stockholders	$(2,863)	23,957	$(0.12)	$(2,981)	23,397	$(0.13)
Effect of dilutive options and warrants:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders and assumed conversions	$(2,863)	23,957	$(0.12)	$(2,981)	23,397	$(0.13)

	For the Six Months Ended June 28, 2002			For the Six Months Ended June 30, 2001
	Net Loss	Weighted Average Shares	Per share amount	Net Loss	Weighted Average Shares	Per share amount
Basic EPS:
Net loss available to common stockholders	$(1,849)	23,927	$(0.08)	$(2,090)	23,485	$(0.09)
Effect of dilutive options and warrants:	—	—	—	—	—	—
Diluted EPS:
Net loss available to common stockholders and assumed conversions	$(1,849)	23,927	$(0.08)	$(2,090)	23,485	$(0.09)

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

The following is a summary of certain financial information by segment (in thousands):

For the quarter ended June 28, 2002:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$29,492	$18,011	$18,695	$66,198

Out of pocket reimbursements	3,415	463	59	3,937

Total revenue	32,907	18,474	18,754	70,135

Cost of services before reimbursable expenses	16,976	9,905	14,928	41,809

Out of pocket reimbursable expenses	3,415	463	59	3,937

Total cost of services	20,391	10,368	14,987	45,746

Gross profit	12,516	8,106	3,767	24,389

Selling expenses				6,939

General & administrative expenses				14,769

Restructuring, severance and impairment costs				7,818

Loss from operations				$(5,137)

For the quarter ended June 30, 2001:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$33,434	$17,001	$15,771	$66,206

Out of pocket reimbursements	3,854	458	—	4,312

Total revenue	37,288	17,459	15,771	70,518

Cost of services before reimbursable expenses	17,928	11,207	12,959	42,094

Out of pocket reimbursable expenses	3,854	458	—	4,312

Total cost of services	21,782	11,665	12,959	46,406

Gross profit	15,506	5,794	2,812	24,112

Selling expenses				8,138

General & administrative expenses				16,884

Restructuring, severance and impairment costs				4,349

Loss from operations				$(5,259)

For the six months ended June 28, 2002:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$58,335	$35,532	$35,608	$129,475

Out of pocket reimbursements	6,708	998	108	7,814

Total revenue	65,043	36,530	35,716	137,289

Cost of services before reimbursable expenses	33,374	20,531	27,977	81,882

Out of pocket reimbursable expenses	6,708	998	108	7,814

Total cost of services	40,082	21,529	28,085	89,696

Gross profit	24,961	15,001	7,631	47,593

Selling expenses				13,833

General & administrative expenses				29,482

Restructuring, severance and impairment costs				7,818

Loss from operations				$(3,540)

For the six months ended June 30, 2001:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$72,073	$36,816	$27,617	$136,506

Out of pocket reimbursements	8,283	1,015	—	9,298

Total revenue	80,356	37,831	27,617	145,804

Cost of services before reimbursable expenses	39,307	24,509	22,131	85,947

Out of pocket reimbursable expenses	8,283	1,015	—	9,298

Total cost of services	47,590	25,524	22,131	95,245

Gross profit	32,766	12,307	5,486	50,559

Selling expenses				15,997

General & administrative expenses				34,286

Restructuring, severance and impairment costs				4,349

Loss from operations				$(4,073)

5.             Comprehensive Loss

Comprehensive loss, net of taxes is as follows (in thousands):

For the quarter ended June 28, 2002:

Net Loss	Currency Translation Gain	Unrealized (Loss) on Investments	Comprehensive Loss
$(2,863)	$171	$(12)	$(2,704)

For the quarter ended June 30, 2001:

Net Loss	Currency Translation	Unrealized (Loss) on Investments	Comprehensive Loss
$(2,981)	$—	$(12)	$(2,993)

For the six months ended June 28, 2002:

Net Loss	Currency Translation Gain	Unrealized (Loss) on Investments	Comprehensive Loss
$(1,849)	$10	$(25)	$(1,864)

For the six months ended June 30, 2001:

Net Loss	Currency Translation (Loss)	Unrealized Gain on Investments	Comprehensive Loss
$(2,090)	$(142)	$30	$(2,202)

6.             Accounts Receivable

At June 28, 2002, the Company carried a long-term account receivable of approximately $9.2 million from a single client.  The receivable relates to a major outsourcing contract, and will be paid over a five-year period.

The allowance for doubtful accounts is developed based upon several factors including clients’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date.

7.                                      Acquisition

On May 31, 2002, the Company acquired a controlling interest of 52.35% in Codigent Solution Group, Inc. (CSG), a base provider of value added information technology solutions to hospitals and other healthcare delivery organizations, for $2.6 million.  The CSG acquisition did not have a material effect on the Company’s results of operation for June 2002.    The acquisition was accounted for using the purchase method of accounting and the allocation of the price is as follows:

Consideration paid		$2,617,000
Book value of equity	$1,151,000
Interest purchased	52.35%
Equity purchased		603,000
Goodwill		$2,014,000

FCG has agreed to acquire the remaining shares on or about January 2004 for at least $2.4 million for a minimum purchase price of $5.0 million.  In addition, the remaining outstanding shareholders may receive up to an additional $5.0 million in restricted Company stock based on CSG satisfying revenue, operating and performance targets during the next 18 months.

8.                                   Intangible Assets

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

Net loss and loss per share for the first quarter ended June 28, 2002 and June 30, 2001 adjusted to exclude amortization expense (net of taxes) are as follows (amounts rounded to thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 28, 2002	June 30, 2001	June 28, 2002	June 30, 2001
Net loss:
Reported net loss	$(2,863)	$(2,981)	$(1,849)	$(2,090)
Goodwill amortization	—	366	—	744
Adjusted net loss	$(2,863)	$(2,615)	$(1,849)	$(1,346)
Basic loss per share:
Reported basic loss per share	$(0.12)	$(0.13)	$(0.08)	$(0.09)
Goodwill amortization	—	0.02	—	0.03
Adjusted basic loss per share	$(0.12)	$(0.11)	$(0.08)	$(0.06)
Diluted loss per share:
Reported diluted loss per share	$(0.12)	$(0.13)	$(0.08)	$(0.09)
Goodwill amortization	—	0.02	—	0.03
Adjusted diluted loss per share	$(0.12)	$(0.11)	$(0.08)	$(0.06)

	The Healthcare Group	Life Sciences	Outsourcing	Total
Costs:
Balance as of December 28, 2001	$3,523	$2,276	$—	$5,799
Acquired	1,088	10	926	2,024
Disposed	3,523	—	—	3,523
Balance as of June 28, 2002	$1,088	$2,286	$926	$4,300

Accumulated Amortization:
Balance as of December 28, 2001	$1,380	$832	$—	$2,212
Acquired	—	—	—	—
Disposed	1,380	—	—	1,380
Balance as of June 28, 2002	$—	$832	$—	$832
Net Balance as of June 28, 2002	$1,088	$1,454	$926	$3,468

9.                                   Restructuring, severance and impairment costs

During the quarter ended June 28, 2002, the Company incurred a restructuring charge of $7.8 million consisting of $4.0 million in severance for the reduction of staff and $3.8 million in facility costs for facility downsizing.  The reductions in staff consisted of approximately 150 associates.  As of June 28, 2002, the entire charge of $7.8 million and a prior year restructuring balance of $2.5 million, primarily for facility downsizing, had yet to be incurred in cash.   The Company plans to complete all of the planned staff reductions during the remainder of 2002, and the facility downsizing over the lives of the related leases, some of which extend over the next six years.   The Company cannot assure that the current estimates for restructuring, severance and impairment costs will not change during the implementation and future periods.

ITEM 2.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN UNDER THE CAPTION “RISKS RELATING TO OUR BUSINESS”, AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

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

Our most significant expenses are our human resource and related salary and benefit expenses. As of June 28, 2002, approximately 834 of our employees are billable consultants. Another 688 employees form our firm’s outsourcing business. The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 18.7%, or 353 employees are classified as non-billable. Our cost of services as a percentage of revenue is directly related to our consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting. We manage consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. We evaluate our fixed contracts on a monthly basis using percentage of completion accounting.  Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees.  Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment. Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause us to experience lower margins. In addition, expansion into new markets and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

Results of Operations for the Three Months Ended June 28, 2002 and June 30, 2001

Net Revenue.  Net revenue of $66.2 million for the quarter ended June 28, 2002 was consistent with the quarter ended June 30, 2001.  This was due to a decline in billable hours and lower pricing resulting from increased competition and economical uncertainties in the healthcare and life science markets offset by new outsourcing engagements.

Total Revenue.  Total revenue decreased to $70.1 million for the quarter ended June 28, 2002, a decrease of 0.5% from $70.5 million for the quarter ended June 30, 2001.  The decrease is due to a decline in billable hours, lower pricing and a decline in healthcare revenue, which generally requires the most reimbursable travel expense, offset by new outsourcing revenue.

Gross Profit.  Gross profit increased to $24.4 million for the quarter ended June 28, 2002, an increase of 1.1% from $24.1 million for the quarter ended June 30, 2001.  This was due to increased utilization of staff resulting in better margins in life sciences, and higher margin on outsourcing contracts offset by a decline in healthcare pricing.  Gross profit as a percentage of net revenue increased to 36.8% for the quarter ended June 28, 2002 from 36.4% for the quarter ended June 30, 2001.

Selling Expenses.  Selling expenses decreased to $6.9 million for the quarter ended June 28, 2002, a decrease of 14.7% from $8.1 million for the quarter ended June 30, 2001 due to staff reductions.  Selling expenses as a percentage of net revenue decreased from 12.3% for the quarter ended June 30, 2001 to 10.5% for the quarter ended June 28, 2002.

General and Administrative Expenses.  General and administrative expenses decreased to $14.8 million for the quarter ended June 28, 2002, a decrease of 12.5% from $16.9 million for the quarter ended June 30, 2001.  The decrease resulted from cost reductions we made and the elimination of goodwill amortization (See Note 8 of the Notes to Consolidated Financial Statements).  General and administrative expenses as a percentage of net revenue decreased from 25.5% for the quarter ended June 30, 2001 to 22.3% for the quarter ended June 28, 2002.

Restructuring, Severance and Impairment Costs. Restructuring, severance and impairment costs were $7.8 million for the quarter ended June 28, 2002 compared to $4.3 million for the quarter ended June 30, 2001. Restructuring, severance and impairment costs for the quarter ended June 28, 2002 included approximately $4.0 million of severance costs related to staff reductions and approximately $3.8 million for facility downsizing.  Restructuring severance and impairment costs for the quarter ended June 30, 2001 consisted primarily of $3.7 million of severance costs and approximately $0.5 million for facility downsizing.

Interest Income, Net. Interest income, net of interest expense, decreased to $0.2 million for the quarter ended June 28, 2002 from $0.3 million for the quarter ended June 30, 2001, due to lower interest rates, despite a higher level of cash and investments.  Interest income net of interest expense as a percentage of net revenue decreased slightly to 0.4% for the quarter ended June 28, 2002 from 0.5% for the quarter ended June 30, 2001.

Other Expense, Net.  Other expense decreased to $0.1 million for the quarter ended June 28, 2002 from $0.2 million for the quarter ended June 30, 2001.

Income Taxes.  The benefit for income taxes of 42% in the quarter ended June 28, 2002 remained the same as in the quarter ended June 30, 2001.

Results of Operations for the Six Months Ended June 28, 2002 and June 30, 2001

Net Revenue.  Our net revenue decreased to $129.5 million for the six months ended June 28, 2002, a decrease of 5.2% from $136.5 million for the six months ended June 30, 2001.   This was due to a significant decline in billable hours and lower pricing resulting from increased competition and economic uncertainties primarily in the healthcare market partially offset by additional outsourcing engagements.

Total Revenue.  Total revenue decreased to $137.3 million for the six months ended June 28, 2002, a decrease of 5.8% from $145.8 million for the six months ended June 30, 2001.   This was due to a decline in billable hours and lower pricing resulting from increased competition and economic uncertainties primarily in the healthcare market partially offset by additional outsourcing engagements.

Gross Profit.  Gross profit decreased to $47.6 million for the six months ended June 28, 2002, a decrease of 5.9% from $50.6 million for the six months ended June 30, 2001.  The decrease was due to a significant decline in both billable hours and pricing caused by the economic uncertainty and competition in healthcare, partially offset by an increase in outsourcing revenues and margins and better life science utilization due to headcount reductions.  Gross profit as a percentage of net revenue decreased to 36.8% for the six months ended June 28, 2002 from 37.0% for the six months ended June 30, 2001.

Selling Expenses.  Selling expenses decreased to $13.8 million for the six months ended June 28, 2002, a decrease of 13.5% from $16.0 million for the six months ended June 30, 2001.  Selling expenses as a percentage of net revenue decreased from 11.7% for the six months ended June 30, 2001 to 10.7% for the six months ended June 28, 2002 due to cost reductions.

General and Administrative Expenses.  General and administrative expenses decreased to $29.5 million for the six months ended June 28, 2002, a decrease of 14.0% from $34.3 million for the six months ended June 30, 2001. General and administrative expenses as a percentage of net revenue decreased from 25.1% for the six months ended June 30, 2001 to 22.8% for the six months ended June 28, 2002, due to the reduction in costs.

Restructuring, Severance and Impairment Costs.  Restructuring, severance and impairment costs were $7.8 million for the six months ended June 28, 2002 compared to $4.3 million for the six months ended June 30, 2001.  Restructuring severance and impairment costs for the six months ended June 28, 2002 included approximately $4.0 million of severance costs related to staff reductions and approximately $3.8 million for facility downsizing.  Restructuring severance and impairment costs for the six months ended June 30, 2001 consisted primarily of $3.7 million of severance costs and approximately $0.5 million for facility downsizing.

Interest Income, Net.  Interest income, net of interest expense, decreased to $0.5 million for the six months ended June 28, 2002 from $0.7 million for the six months ended June 30, 2001, primarily due to lower interest rates on invested cash. Interest income net of interest expense as a percentage of net revenue decreased to 0.3% for the six months ended June 28, 2002 from 0.5% for the six months ended June 30, 2001.

Other Expense, Net.  Other expense decreased to $0.1 million for the six months ended June 28, 2002 from $0.2 million for the six months ended June 30, 2001.

Income Taxes.  The benefit for income taxes of 42% in the quarter ended June 28, 2002 remained the same as in the quarter ended June 30, 2001.

Liquidity and Capital Resources

During the six months ended June 28, 2002, we generated cash flow from operations of $8.4 million.  During the six months ended June 28, 2002, we used cash flow of approximately $2.6 million to acquire a controlling interest in Codigent Solutions Group, Inc. (See Note 7 of the Notes to Consolidated Financial Statements) and approximately $1.4 million to purchase property and equipment, including computer and related equipment and office furniture, while depreciation and amortization expense was approximately $2.6 million.  At June 28, 2002, we had cash and investments available for sale of $58.1 million compared to $51.9 million at December 28, 2001.

We have a revolving line of credit, under which we are allowed to borrow up to $10.0 million at an interest rate of the prevailing prime rate with an expiration date of May 1, 2003.  There was no outstanding balance under the line of credit at June 28, 2002.

Management believes that our existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months.  Our cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

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

•                  Timing and collection of fees and payments;

•                  Timing of new client engagements in any of our business segments;

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

The timing of securing our client engagements and service fulfillment is not predictable with any degree of accuracy.  Prior engagement cycles are not necessarily an indication of the timing of future client engagements or revenues.  The length of time required to secure a new client engagement or complete an assignment often depends on factors outside our control, including:

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

Further, in the course of providing our services, we will often recommend the use of software and hardware products.  These products may not perform as expected or contain defects.  If this occurs, our reputation could be damaged and we could be subject to liability.  We attempt contractually to limit our exposure to potential liability claims; however, such limitations may not be effective.  A successful liability claim brought against us may adversely affect our reputation in the healthcare and pharmaceutical industries and could have a material adverse effect on our business or financial condition.  Although we maintain liability insurance, such insurance may not provide adequate coverage for successful claims against us.

Our outsourcing engagements comprise a significant part of our revenues.

Our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management and complete the initial transformation of our client’s information technology functioning to meet agreed-upon service levels.  Often, we recover this investment through payments over the life of the outsourcing agreement.  If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments.  In the case of our outsourcing agreement with the New York Presbyterian Hospital, this investment amounts to almost $10 million, which we will recover on a pro rata basis over the remaining term of that agreement.  The term of the New York Presbyterian Hospital contract is due to expire in December 2006.  Any failure by us to recover these investments may have a material adverse effect on our financial condition, results of operations and price of our common stock.

Currently, we have among our active accounts, outsourcing relationships with New York Presbyterian and the University of Pennsylvania Health System.  Our agreement with New York Presbyterian is a seven-year engagement due to expire in December 2006.  We received approximately

$31.5 million from this engagement in 2001, or 12% of our consolidated revenue.  Our agreement with the University of Pennsylvania Hospital System is a six-year engagement due to expire in December 2006.  We received approximately $19.4 million from this engagement in 2001, or 7% of our consolidated revenue. In both of these engagements, the clients have fully outsourced their Information Technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our client may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  As a result, our anticipated revenue from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

Finally, our outsourcing engagements typically require that we hire part or all of a client’s information technology personnel.  We cannot assure you that we will be able to retain these individuals, and effectively hire additional personnel as needed to meet the obligations of our contract.  Any failure by us to retain these individuals or otherwise satisfy our contractual obligations could have a material adverse effect on the profitability of our outsourcing business and our reputation as an Information Technology services outsourcing provider.

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

We have experienced employee turnover as a result of (1) dependence on lateral hiring of consultants, (2) travel demands imposed on our consultants, (3) loss of employees to competitors and clients; and (4) reductions in force in our business units as certain areas of our business have seen less demand.  Continued or increased employee turnover could materially adversely affect our business and results of operations.  In addition, many of our consultants develop strong business relationships with our clients.  We depend on these relationships to generate additional assignments and engagements.  The loss of a substantial number of consultants could erode our client base and decrease our revenue.

If we are unable to manage shifts in market demand, growth in our business or our restructured business units, our business may be negatively impacted.

Our business has historically grown rapidly, and though our overall revenues have remained flat for the past several quarters, we have experienced growth and increased demand in certain areas of our business.  In response to shifts in market demand and in an effort to better align our business with our markets, we have restructured our business units in recent quarters.  This restructuring has included hiring persons with appropriate skills and reductions in force in practice areas experiencing less demand.  These market conditions and restructuring efforts have placed new and increased demands on our vice presidents and other management personnel.  It has also placed significant and increasing demands on our financial, technical and operational resources and on our information systems.  If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, our growth or restructuring, our operating results will suffer.   To manage any future growth, we must (1) extend our financial reporting and information management systems to a growing number of offices and employees, and (2) develop and implement new procedures and controls to accommodate new operations, services and clients.  Increasing operational and administrative demands may make it difficult for our vice presidents to engage in business development activities and their other day-to-day responsibilities.  Further, the addition of new employees and offices to offset such increasing demands may impair our ability to maintain our service delivery standards and corporate culture.  In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy.  Such changes may result in operational inefficiencies and delays in delivering our services.  Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

Changes in the healthcare and pharmaceutical industries could negatively impact our revenues.

We derive a substantial portion of our revenue from clients in the healthcare industry.  As a result, our business and results of operations are influenced by conditions affecting this industry, particularly current trends towards consolidation among healthcare and pharmaceutical organizations.  Such consolidation may reduce the number of existing and potential clients for our services.  In addition, the resulting organizations could have greater bargaining power, which could erode the current pricing structure for our services.  The reduction in the size of our target market or our failure to maintain our pricing goals could have a material adverse effect on our business and financial condition.  Finally, each of the markets we serve is highly dependent upon the health of the overall economy.  Our clients in each of these markets have experienced significant cost increases and pressures in recent years.  Our services are targeted at relieving these cost pressures; however, any continuation or acceleration of current market conditions could greatly impact our ability to secure or retain engagements, the loss of which could have a material adverse effect on our business and financial condition.

A substantial portion of our revenues has also come from companies in the pharmaceutical business.  Our revenues are, in part, linked to the pharmaceutical industry’s research and development expenditures.  Should any of the following events occur in the pharmaceutical industry, our business could be negatively affected in a material way:

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

We intend to grow, in part, by acquiring complementary professional practices within the healthcare and pharmaceutical industries.  All acquisitions involve risks that could materially and adversely affect our business and operating results.  These risks include (1) distracting management from our business, (2) losing key personnel and other employees, (3) losing clients, (4) costs, delays and inefficiencies associated with integrating acquired operations and personnel, and (5) the impairment of acquired assets and goodwill.  In addition, acquired businesses may not enhance our services, provide us with increased client opportunities or result in the growth that we anticipate.  Furthermore, integrating acquired operations is a complex, time-consuming and expensive process.  Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility and quarterly earnings fluctuations.  Cultural incompatibilities, career uncertainties and other factors associated with such acquisitions may also result in the loss of employees and clients.  Failing to acquire and successfully integrate complementary practices, or failing to achieve the business synergies that we anticipate, could materially adversely affect our business and results of operations.

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

The market for healthcare and pharmaceutical information technology consulting is very competitive.  We have competitors that provide some or all of the services we provide.  For example, in strategic consulting services, we compete with international consulting firms, regional and specialty consulting firms and the consulting groups of international accounting firms such as KPMG Consulting, Cap Gemini Ernst & Young, Deloitte & Touche LLP, and Pricewaterhouse Coopers.

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

Many of our competitors have significantly greater financial, human and marketing resources than us.  As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than we do.  In addition, as healthcare organizations become larger and more complex, our larger competitors may be better able to serve the needs of such organizations.  If we do not compete effectively with current and future competitors, we may be unable to secure new and renewed client engagements, or we may be required to reduce our rates in order to compete effectively.

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

Our consultants and service providers often reside or work in cities or other locations that require them to travel to a client’s site to perform and execute the client’s project.  As a result of the September 11, 2001 terrorist attacks, air travel has become more time-consuming to business travelers due to increased security, flight delays, reduced flight schedules and other variables.  If efficient and cost effective air travel becomes unavailable to our consultants and other employees, or if air travel is halted in the United States, we may be unable to satisfactorily perform our client engagements on a timely basis, which could have a materially adverse impact on our business.  Further, if our consultants or other employees refuse to utilize air travel to perform their job functions for any reason, our business and reputation would be negatively affected.

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

Technological change in the network and application markets has created high demand for consulting, implementation and integration services.  If the pace of technological change were to diminish, we could experience a decrease in demand for our services.  Any material decrease in demand would materially adversely affect our business, financial condition and results of operations.

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  None.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 2.   Changes in Securities.

(a)  On June 10, 2002, we granted to David S. Lipson, a director of the company, an extension on certain demand and piggyback registration rights he originally received in connection with our acquisition of ISCG in December 1999.  Mr. Lipson was the founder and chief executive officer of ISCG.  The original term of the registration rights was 18 months from December 1999 and we have subsequently granted extensions on the expiration date.  Mr. Lipson’s demand registration rights allow him to request that FCG, on not more than one occasion, file a registration statement to allow him to sell in an underwritten offering any or all of his shares of common stock.  Mr. Lipson’s piggyback registration rights allow him to include all or a portion of his shares in an underwritten public offering of shares by the company, subject to underwriter cutback if the underwriters determine that the marketing of the company’s offering of primary shares would be impacted by the participation of a secondary seller such as Mr. Lipson.  The terms of the registration rights agreement allow us to delay filing a registration upon exercise by Mr. Lipson of his demand registration rights if such filing would be detrimental to us or if such request is made in a closed window period under our insider trading policy.  Under this most recent extension, Mr. Lipson’s registration rights expire on June 18, 2003.  Mr. Lipson beneficially owns 2,088,402 shares of our common stock as of June 28, 2002.

(c)  Sales of Unregistered Securities.  On May 31, 2002, we acquired 52.35% of the outstanding shares of Codigent Solutions Group, Inc. for approximately $2.6 million in cash.  The acquisition agreements provided that we will purchase the remaining shares of Codigent Solutions Group, Inc. on or about January 30, 2004, for approximately $2.4 million in cash.  In addition, we may issue up to $5.0 million in restricted shares of our common stock at the subsequent closing if Codigent Solutions Group, Inc. satisfies certain revenue, operating and performance targets.  The number of shares of our restricted common stock to be issued in January 2004, if any, will be based on the average closing price of our common stock on the Nasdaq National Market for the ten days preceeding such subsequent closing.  The shares to be issued, if any, are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our 2002 Annual Meeting of Stockholders on June 25, 2002. The stockholders elected the Board’s nominees as directors to serve three-year terms expiring at the 2005 Annual Meeting of Stockholders by the votes indicated:

Nominee	Votes in Favor	Votes Against	Abstentions
Steven Heck	18,021,346	741,616	0
Steven E. Olson	18,083,563	679,399	0
F. Richard Nichol, Ph.D.	18,014,204	748,758	0

The stockholders also ratified our selection of Grant Thornton LLP as our independent auditors for the year ending December 27, 2002, with 18,182,230 votes cast in favor, 483,137 votes cast against and 97,594 votes abstaining from the proposal. There was also 1 broker non-vote.

Item 5.    Other Information

On May 31, 2002, we acquired 52.35% of the outstanding shares of Codigent Solutions Group, Inc., a base provider of value added information technology solutions to hospitals and other healthcare delivery organizations, for approximately $2.6 million in cash.  The acquisition agreements provided that we will purchase the remaining shares of Codigent Solutions Group, Inc. on or about January 30, 2004, for approximately $2.4 million in cash.  In addition, we may issue up to $5.0 million in restricted shares of our common stock at the subsequent closing if Codigent Solutions Group, Inc. satisfies certain revenue, operating and performance targets.  The number of shares of our restricted common stock to be issued in January 2004, if any, will be based on the average closing price of our common stock on the Nasdaq National Market for the ten days preceding such subsequent closing.  The acquisition was accounted for using the purchase method of accounting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Item	Description
3.1 (1)	Certificate of Incorporation of the Company.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company.
4.1 (4)	Specimen Common Stock Certificate.
10.1 (5)	First Consulting Group, Inc. Associate 401(k) and Stock Ownership Plan
10.2 (6)	Letter Agreement with David S. Lipson regarding extension of registration rights.
11.1 (7)	Statement of computation of per share earnings.

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

(2)                                  Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 2000.

(3)                                  Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)                                  Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)                                  Filed with this Form 10-Q as Exhibit 10.1.

(6)                                  Filed with this Form 10-Q as Exhibit 10.2.

(7)                                  See Note 3 to Consolidated Financial Statements, “Net Income Per Share.”

(b)           Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: August 12, 2002	/s/ LUTHER J. NUSSBAUM
Luther J. Nussbaum Chairman and Chief Executive Officer

Date: August 12, 2002	/s/ WALTER J. McBRIDE
Walter J. McBride Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Item	Description
3.1 (1)	Certificate of Incorporation of the Company.
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company.
4.1 (4)	Specimen Common Stock Certificate.
10.1 (5)	First Consulting Group, Inc. Associate 401(k) and Stock Ownership Plan.
10.2 (6)	Letter Agreement with David S. Lipson regarding extension of registration rights.
11.1 (7)	Statement of computation of per share earnings.

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

(2)                                  Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 2000.

(3)                                  Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)                                  Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)                                Filed with this Form 10-Q as Exhibit 10.1.

(6)                                  Filed with this Form 10-Q as Exhibit 10.2.

(7)                                  See Note 3 to Consolidated Financial Statements, “Net Income Per Share.”