Form 10-Q
period 2002-09-27
FIRST CONSULTING GROUP INC
filed 2002-11-12
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002,

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 0-23651

First Consulting Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	95-3539020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 W. Ocean Blvd., 4th Floor, Long Beach, CA 90802
(Address of principal executive offices including zip code)

(562) 624-5200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒              No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,089,303
(Class)	(Outstanding at October 25, 2002)

First Consulting Group, Inc.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited)

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands)

	September 27, 2002	December 28, 2001
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$43,126	$32,499
Short-term investments	17,683	19,410
Accounts receivable, less allowance of $2,169 and $2,740 in the periods ended September 27, 2002 and December 28, 2001, respectively	26,481	34,657
Unbilled receivables	20,261	13,963
Deferred income taxes, net	7,655	7,834
Prepaid expenses and other current assets	1,997	1,571
Total current assets	117,203	109,934

Notes receivable – stockholders	763	753
Long-term investments	3,279	1,200
Property and equipment
Furniture, equipment, and leasehold improvements	7,695	8,033
Information systems equipment	20,635	26,838
	28,330	34,871
Less accumulated depreciation and amortization	19,366	24,237
	8,964	10,634

Other assets
Executive benefit trust	6,565	6,246
Unbilled long-term receivables	8,644	10,250
Deferred income taxes	2,500	2,433
Goodwill, net	3,577	3,587
Other	402	392
	21,688	22,908
Total assets	$151,897	$145,429

See accompanying notes.

	September 27, 2002	December 28, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,526	$1,723
Accrued liabilities	14,414	11,989
Accrued restructuring	6,999	6,076
Accrued vacation	6,937	6,453
Accrued incentive compensation	1,874	4,280
Customer advances	5,416	5,259
Total current liabilities	38,166	35,780
Non-current liabilities
Supplemental executive retirement plan	6,718	6,510
Minority interest	1,749	863
Total non-current liabilities	8,467	7,373
Commitments and contingencies	—	—
Stockholders’ equity
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,079,271 shares issued and outstanding at September 27, 2002 and 23,715,719 shares issued and outstanding at December 28, 2001	24	24
Additional paid-in capital	92,229	90,215
Retained earnings	15,957	15,895
Deferred compensation-stock incentive agreements	(686)	(1,134)
Notes receivable-stockholders	(1,498)	(1,780)
Accumulated other comprehensive loss	(762)	(944)
Total stockholders’ equity	105,264	102,276
Total liabilities and stockholders’ equity	$151,897	$145,429

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 30, 2001	September 27, 2002	September 30, 2001

Revenue before reimbursements	$69,606	$65,732	$199,081	$202,238
Out of pocket reimbursements	3,487	4,054	11,301	13,352
Total revenue	73,093	69,786	210,382	215,590

Cost of services before reimbursable expenses	45,762	40,499	127,644	126,446
Out of pocket reimbursable expenses	3,487	4,054	11,301	13,352
Total cost of services	49,249	44,553	138,945	139,798

Gross profit	23,844	25,233	71,437	75,792

Selling expenses	7,079	7,861	20,912	23,858
General and administrative expenses	13,471	15,592	42,953	49,878
Restructuring, severance and impairment costs	—	—	7,818	4,349
Income (loss) from operations	3,294	1,780	(246)	(2,293)
Other income
Interest income, net	240	434	692	1,144
Other expense, net	(233)	(209)	(340)	(449)
Income (loss) before income taxes	3,301	2,005	106	(1,598)
Provision (benefit) for income taxes	1,390	842	44	(671)
Net income (loss)	$1,911	$1,163	$62	$(927)
Basic net income (loss) per share	$0.08	$0.05	$0.00	$(0.04)
Diluted net income (loss) per share	$0.08	$0.05	$0.00	$(0.04)
Weighted average shares used in computing:
Basic net income (loss) per share	24,074	23,609	23,976	23,526
Diluted net income (loss) per share	24,535	24,299	24,826	23,526

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 27, 2002	September 30, 2001
Cash flows from operating activities:
Net income (loss)	$62	$(927)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,890	4,684
Goodwill amortization	—	1,497
Goodwill impairment charges	2,143	—
Provision for bad debts	(379)	450
Minority interest	405	367
Other	(181)	133
Changes in assets and liabilities:
Accounts receivable	9,376	5,001
Work in process	(6,298)	(1,883)
Prepaid expenses and other	1,415	2,240
Income taxes payable	—	(1,741)
Deferred income taxes	233	(77)
Accounts payable and accrued liabilities	4,370	6,272
Accrued restructuring	639	(1,768)
Accrued incentive compensation	(2,406)	1,622
Customer advances	(47)	(2,349)
Net cash provided by operating activities	13,222	13,521
Cash flows from investing activities:
Net purchase of investments	(321)	(1,076)
Furniture, equipment, and leasehold improvements	(1,987)	(2,714)
Acquisition of business	(2,656)	(193)
Net cash used for investing activities	(4,964)	(3,983)
Cash flows from financing activities:
Principal payments of long-term debt	—	(132)
Proceeds from stock/tax loan payments	211	767
Proceeds from issuance of stock	2,158	1,530
Net cash provided by financing activities	2,369	2,165
Net increase in cash and equivalents	10,627	11,703
Cash and equivalents at beginning of period	32,499	11,429
Cash and equivalents at end of period	$43,126	$23,132

Cash paid during the period for:
Interest	$32	$19
Income taxes	$956	$575

See accompanying notes.

Notes to Consolidated Financial Statements

1.          Basis of Presentation

The consolidated balance sheets of First Consulting Group, Inc. (the “Company”) at September 27, 2002 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended September 27, 2002 and September 30, 2001 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 27, 2002 and the results of operations for the three-month and nine-month periods ended September 27, 2002 and September 30, 2001.  The results of operations for the nine months ended September 27, 2002 are not necessarily indicative of the results to be expected for the year ending December 27, 2002.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 28, 2001 included in the Company’s Annual Report on Form 10-K.

2.          Investments

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less.  The Company has approximately $17.7 million in short-term investments and $2.1 million of long-term investments classified as available for sale.  Such investments are currently held primarily in commercial paper, money market investments and tax-exempt government securities.  Net unrealized gains and losses on investments were not material at September 27, 2002.

3.          Net Income (Loss) Per Share

The following represents a reconciliation of basic and diluted net income (loss) per share for the three month and nine month periods ended September 27, 2002 and September 30, 2001, respectively (amounts rounded to thousands, except per share data):

	For the Three Months Ended September 27, 2002			For the Three Months Ended September 30, 2001
	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount
Basic EPS:
Net income available to common stockholders	$1,911	24,074	$0.08	$1,163	23,609	$0.05
Effect of dilutive options and warrants:	—	461	—	—	690	—
Diluted EPS:
Net income available to common stockholders and assumed conversions	$1,911	24,535	$0.08	$1,163	24,299	$0.05

	For the Nine Months Ended September 27, 2002			For the Nine Months Ended September 30, 2001
	Net Income	Weighted Average Shares	Per Share Amount	Net Loss	Weighted Average Shares	Per Share Amount
Basic EPS:
Net income (loss) available to common stockholders	$62	23,976	$0.00	$(927)	23,526	$(0.04)
Effect of dilutive options and warrants:	—	850	—	—	—	—
Diluted EPS:
Net income (loss) available to common stockholders and assumed conversions	$62	24,826	$0.00	$(927)	23,526	$(0.04)

For the three months ended September  27, 2002 and September 30, 2001, there were 3,012,947 and 2,462,579 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted earnings per share. For the nine months ended September 27, 2002 and September 30, 2001, there were 2,096,255 and 2,570,003 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted earnings per share.

4.          Disclosure of Segment Information

The Company provides segment reporting at a gross profit level.  Selling and general and administrative expense (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), and fixed assets (primarily computer equipment, furniture, and leasehold improvements) are managed at the corporate level.  The Company currently has three segments:  Healthcare, Life Sciences and Outsourcing.  The Company’s segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services.

The following is a summary of certain financial information by segment (in thousands):

For the three months ended September 27, 2002:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$26,699	$16,382	$26,525	$69,606

Out of pocket reimbursements	3,027	414	46	3,487

Total revenue	29,726	16,796	26,571	73,093

Cost of services before reimbursable expenses	15,237	8,847	21,678	45,762

Out of pocket reimbursable expenses	3,027	414	46	3,487

Total cost of services	18,264	9,261	21,724	49,249

Gross profit	11,462	7,535	4,847	23,844

Selling expenses				7,079

General and administrative expenses				13,471

Restructuring, severance and impairment costs				—

Income from operations				$3,294

For the three months ended September 30, 2001:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$30,245	$19,293	$16,194	$65,732

Out of pocket reimbursements	3,509	498	47	4,054

Total revenue	33,754	19,791	16,241	69,786

Cost of services before reimbursable expenses	17,185	10,461	12,853	40,499

Out of pocket reimbursable expenses	3,509	498	47	4,054

Total cost of services	20,694	10,959	12,900	44,553

Gross profit	13,060	8,832	3,341	25,233

Selling expenses				7,861

General and administrative expenses				15,592

Restructuring, severance and impairment costs				—

Income from operations				$1,780

For the nine months ended September 27, 2002:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$85,034	$51,914	$62,133	$199,081

Out of pocket reimbursements	9,735	1,412	154	11,301

Total revenue	94,769	53,326	62,287	210,382

Cost of services before reimbursable expenses	48,611	29,378	49,655	127,644

Out of pocket reimbursable expenses	9,735	1,412	154	11,301

Total cost of services	58,346	30,790	49,809	138,945

Gross profit	36,423	22,536	12,478	71,437

Selling expenses				20,912

General and administrative expenses				42,953

Restructuring, severance and impairment costs				7,818

Loss from operations				$(246)

For the nine months ended September 30, 2001:

	Healthcare	Life Sciences	Outsourcing	Totals
Revenue before reimbursements	$102,318	$56,109	$43,811	$202,238

Out of pocket reimbursements	11,792	1,513	47	13,352

Total revenue	114,110	57,622	43,858	215,590

Cost of services before reimbursable expenses	56,492	34,970	34,984	126,446

Out of pocket reimbursable expenses	11,792	1,513	47	13,352

Total cost of services	68,284	36,483	35,031	139,798

Gross profit	45,826	21,139	8,827	75,792

Selling expenses				23,858

General and administrative expenses				49,878

Restructuring, severance and impairment costs				4,349

Loss from operations				$(2,293)

Outsourcing revenue detail:

In the outsourcing business, revenue before reimbursements includes revenue related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 30, 2001	September 27, 2002	September 30, 2001
Internally generated revenue	$20,109	$14,670	$51,209	$40,306
Subcontractor revenue	6,416	1,524	10,924	3,505

Revenue before reimbursements	$26,525	$16,194	$62,133	$43,811

5.          Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes for the three months and nine months ended September 27, 2002 and September 30, 2001, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 30, 2001	September 27, 2002	September 30, 2001
Net income (loss)	$1,911	$1,163	$62	$(927)
Foreign currency translation adjustment, net of tax	188	(130)	198	(273)
Unrealized gain (loss) on investments	9	(12)	(16)	18

Comprehensive income (loss)	$2,108	$1,021	$244	$(1,182)

6.          Accounts Receivable

At September 27, 2002, the Company carried a long-term account receivable of approximately $8.6 million from a single client.  The receivable relates to a major outsourcing contract, and will be collected over a four-year period.

The allowance for doubtful accounts is developed based upon several factors including clients’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date.

7.          Acquisition

On May 31, 2002, the Company acquired a controlling interest of 52.35% in Codigent Solutions Group, Inc. (CSG), a base provider of value added information technology solutions to hospitals and other healthcare delivery organizations, for $2.6 million.  The CSG acquisition did not have a material effect on the Company’s results of operation for the period ended September 27, 2002.  The acquisition was accounted for using the purchase method of accounting and the allocation of the price is as follows:

Consideration paid		$2,617,000
Book value of equity	$1,010,000
Interest purchased	52.35%
Equity purchased		529,000
Goodwill		$2,088,000

FCG has agreed to acquire the remaining shares on or about January 2004 for at least $2.4 million for a minimum purchase price of $5.0 million.  In addition, the remaining outstanding shareholders may receive up to an additional $5.0 million in restricted Company stock based on CSG satisfying revenue, operating and performance targets during the next 15 months.

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

The following summarizes the net income (loss) and earnings per share for the three and nine months ended September 27, 2002 and September 30, 2001 adjusted to exclude amortization expense, net of taxes (amounts rounded to thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 27, 2002	September 30, 2001	September 27, 2002	September 30, 2001
Net income (loss):
Reported net income (loss)	$1,911	$1,163	$62	$(927)
Goodwill amortization	—	377	—	1,121
Adjusted net income (loss)	$1,911	$1,540	$62	$194
Basic net income (loss) per share:
Reported basic net income (loss) per share	$0.08	$0.05	$0.00	$(0.04)
Goodwill amortization	—	0.01	—	0.05
Adjusted basic net income (loss) per share	$0.08	$0.06	$0.00	$0.01
Diluted net income (loss) per share:
Reported diluted net income (loss) per share	$0.08	$0.05	$0.00	$(0.04)
Goodwill amortization	—	0.01	—	0.05
Adjusted diluted net income (loss) per share	$0.08	$0.06	$0.00	$0.01

The changes in the net carry amounts of goodwill for the nine months ended September 27, 2002 are as follows (in thousands):

	Healthcare	Life Sciences	Outsourcing	Total
Balance as of December 28, 2001	$2,143	$1,444	$—	$3,587
Acquired	1,119	10	998	2,127
Impaired	(2,143)	—	—	(2,143)
Currency translation adjustment	—	6	—	6
Balance as of September 27, 2002	$1,119	$1,460	$998	$3,577

9.          Restructuring, severance and impairment costs

During the three months ended September 27, 2002, the Company did not incur a restructuring charge.  Of the $7.8 million charge that was taken in the quarter ended June 28, 2002, approximately $2.7 million was disbursed from the $4.0 million accrual for staff reductions and approximately $0.6 million was disbursed from the $3.8 million accrual for facility downsizing. FCG also has $2.0 million of facility accruals remaining from restructuring charges taken in 2001.  The Company plans to complete all of the planned staff reductions during the remainder of 2002 or early 2003, and the facility downsizing over the lives of the related leases, some of which extend over the next six years.  The Company cannot assure that the current estimates for restructuring, severance and impairment costs will not change during the implementation and future periods.

10.        Recent Accounting Pronouncement

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred.  This statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 146 will have on its consolidated financial position and results of operation.

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

Overview

We provide services primarily to payors, providers, government agencies, pharmaceutical, biogenetic, and life science companies, and other healthcare organizations in North America, Europe and Japan.  We generate substantially all of our revenue from fees for professional services.  We typically bill for our services on an hourly, fixed-fee or monthly fixed-fee basis as specified by the agreement with a particular client.  We establish either standard or target hourly rates for each level of consultant based on several factors including industry and assignment-related experience, technical expertise, skills and knowledge.  For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment and the number of our people required to complete the assignment.  Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates that we have charged.  For services billed on an hourly basis, we recognize revenue as services are performed.  For services billed on a fixed fee basis, we recognize revenue using the percentage of completion method based either on 1) the amount of time completed on each assignment versus the projected number of hours required to complete such assignment, or 2) the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment.  Revenue is recorded as incurred at assignment rates net of unplanned adjustments for specific engagements.  Unplanned adjustments to revenue are booked at the time they are known.  Provisions are made for estimated uncollectible amounts based on our experience.  We may obtain payment in advance of providing services.  These advances are recorded as customer advances and reflected as a liability on our balance sheet.

Out of pocket expenses billed and reimbursed by clients are included in gross revenue, and then deducted to determine net revenue.  For purposes of analysis, all percentages in this discussion are stated as a percentage of net revenue, since we believe that this is the more relevant measure of our business over time.

Cost of services primarily consists of the salaries, bonuses and related benefits of client-serving consultants and subcontractor expenses.  Selling expenses primarily consist of the salaries, benefits, travel and other costs of our sales force, as well as marketing and research expenses.  General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals, such as:  non-billable travel; office space occupancy; information systems; practice support and quality initiatives; salaries and expenses for executive management, financial accounting and administrative personnel; expenses for firm and business unit governance meetings; recruiting fees and professional development and training; and legal and other professional services.  As associate related costs are relatively fixed, variations in our revenues and operating results can occur as a result of variations in billing margins and utilization rates of our billable associates.

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

In connection with shares issued to certain of our vice presidents in return for interest-free notes, we recognize compensation expense on our consolidated statement of operations.  The recurring portion of our compensation expense relating to stock issuances and the amortization of deferred compensation is reflected in our consolidated statements of operations as general and administrative expense, selling expense, or cost of services based on the function of the employee to whom the charge relates.

Our most significant expenses are our human resource and related salary and benefit expenses.  As of September 27, 2002, approximately 804 of our employees are billable consultants.  Another 722 employees form our firm’s outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 17%, or 313 employees are classified as non-billable.  Our cost of services as a percentage of revenue is directly related to our consultant utilization, which is the ratio of total billable hours to available hours in a given period, and the amount of cost recognized under percentage of completion accounting.  We manage consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month.  We evaluate our fixed contracts on a monthly basis using percentage of completion accounting.  Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather, and unassigned time.  Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees.  Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment.  In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements.  The number of consultants staffed on an assignment will vary according to the size, complexity, duration and demands of the assignment.  Assignment terminations, completions, inclement eather, and scheduling delays may result in periods in which consultants are not optimally utilized.  An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause us to experience lower margins. An unanticipated termination of a major outsourcing contract could result in a significant reduction in revenue.  In addition, expansion into new markets and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

Results of Operations for the Three Months Ended September 27, 2002 and September 30, 2001

Net Revenue.  Net revenue increased to $69.6 million for the quarter ended September 27, 2002, an increase of 5.9% from $65.7 million for the quarter ended September 30, 2001.  The increase was due to new outsourcing engagements offset by a decline in healthcare and life sciences work resulting from increased competition and uncertain market conditions. Further, we have a significant client engagement in our life sciences business unit which will be substantially completed in March 2003.  If we do not obtain new contracts from other clients or follow-up work from this client to offset the revenue being generated from that engagement, we could see a further decline in the life sciences revenue trends.  Additionally, a significant part of the recent increase in outsourcing revenue is revenue we pass through to a major subcontractor on the new engagements.

Total Revenue.  Total revenue increased to $73.1 million for the quarter ended September 27, 2002, an increase of 4.7% from $69.8 million for the quarter ended September 30, 2001.  The increase was due to new outsourcing engagements offset by a decline in healthcare and life sciences work resulting from increased competition and uncertain market conditions. Further, we have a significant client engagement in our life sciences business unit which will be substantially completed in March 2003.  If we do not obtain new contracts from other clients or follow-up work from this client to offset the revenue being generated from that engagement, we could see a further decline in the life sciences revenue trends.  Additionally, a significant part of the recent increase in outsourcing revenue is revenue we pass through to a major subcontractor on the new engagements.

Gross Profit.  Gross profit decreased to $23.8 million for the quarter ended September 27, 2002, a decrease of 5.5% from $25.2 million for the quarter ended September 30, 2001.  This was due to a significant shift in revenue mix from healthcare and life sciences to outsourcing, which is at a lower margin, partly due to the significant portion of subcontractor revenue within our new outsourcing contracts. Gross profit as a percentage of net revenue decreased from 38.4% for the quarter ended September 30, 2001 to 34.3% for the quarter ended September 27, 2002.

Selling Expenses.  Selling expenses decreased to $7.1 million for the quarter ended September 27, 2002, a decrease of 9.9% from $7.9 million for the quarter ended September 30, 2001 due to staff and cost reductions.  Selling expenses as a percentage of net revenue decreased from 12.0% for the quarter ended September 30, 2001 to 10.2% for the quarter ended September 27, 2002.

General and Administrative Expenses.  General and administrative expenses decreased to $13.5 million for the quarter ended September 27, 2002, a decrease of 13.6% from $15.6 million for the quarter ended September 30, 2001.  The decrease resulted from cost reductions and the elimination of goodwill amortization (See Note 8 of the Notes to Consolidated Financial Statements).  General and administrative expenses as a percentage of net revenue decreased from 23.7% for the quarter ended September 30, 2001 to 19.4% for the quarter ended September 27, 2002.

Restructuring, Severance and Impairment Costs.  There were no restructuring, severance and impairment costs for the quarters ended September 30, 2001 and September 27, 2002.

Interest Income, Net.  Interest income, net of interest expense, decreased to $0.2 million for the quarter ended September 27, 2002 from $0.4 million for the quarter ended September 30, 2001, due to lower interest rates, despite a higher level of cash and investments.  Interest income net of interest expense as a percentage of net revenue decreased to 0.3 % for the quarter ended September 27, 2002 from 0.7% for the quarter ended September 30, 2001.

Other Expenses, Net.  Other expense stayed constant at $0.2 million for the quarter ended September 27, 2002 compared to the quarter ended September 30, 2001.

Income Taxes.  The provision for income taxes of 42% in the quarter ended September 27, 2002 remained the same as in the quarter ended September 30, 2001.

Results of Operations for the Nine Months Ended September 27, 2002 and September 30, 2001

Net Revenue.  Our net revenue decreased to $199.1 million for the nine months ended September 27, 2002, a decrease of 1.6% from $202.2 million for the nine months ended September 30, 2001.  This was due to a decline in healthcare and life sciences work resulting from increased competition and uncertain market conditions offset by new outsourcing engagements that began in the second quarter.  Further, we have a significant client engagement in our life sciences business unit which will be substantially completed in March 2003.  If we do not obtain new contracts from other clients or follow-up work from this client to offset the revenue being generated from that engagement, we could see a further decline in the life sciences revenue trends.  Additionally, a significant part of the recent increase in outsourcing revenue is revenue we pass through to a major subcontractor on the new engagements.

Total Revenue.  Total revenue decreased to $210.4 million for the nine months ended September 27, 2002, a decrease of 2.4% from $215.6 million for the nine months ended September 30, 2001.  This was due to a decline in healthcare and life sciences work resulting from increased competition and uncertain market conditions offset by new outsourcing engagements that began in the second quarter.  Further, we have a significant client engagement in our life sciences business unit which will be substantially completed in March 2003.  If we do not obtain new contracts from other clients or follow-up work from this client to offset the revenue being generated from that engagement, we could see a further decline in the life sciences revenue trends.  Additionally, a significant part of the recent increase in outsourcing revenue is revenue we pass through to a major subcontractor on the new engagements.

Gross Profit.  Gross profit decreased to $71.4 million for the nine months ended September 27, 2002, a decrease of 5.7% from $75.8 million for the nine months ended September 30, 2001.  This was due to a significant shift in revenue mix from healthcare and life sciences to outsourcing, which is at a lower margin, partly due to the significant portion of subcontractor revenue within our new outsourcing contracts.  Gross profit as a percentage of net revenue decreased to 35.9% for the nine months ended September 27, 2002 from 37.5% for the nine months ended September 30, 2001.

Selling Expenses.  Selling expenses decreased to $20.9 million for the nine months ended September 27, 2002, a decrease of 12.3% from $23.9 million for the nine months ended September 30, 2001 due to staff and cost reductions.  Selling expenses as a percentage of net revenue decreased from 11.8% for the nine months ended September 30, 2001 to 10.5% for the nine months ended September 27, 2002.

General and Administrative Expenses.  General and administrative expenses decreased to $43.0 million for the nine months ended September 27, 2002, a decrease of 13.9% from $49.9 million for the nine months ended September 30, 2001.  The decrease resulted from cost reductions and the elimination of goodwill amortization (See Note 8 of the Notes to Consolidated Financial Statements).  General and administrative expenses as a percentage of net revenue decreased from 24.7% for the nine months ended September 30, 2001 to 21.6% for the nine months ended September 27, 2002.

Restructuring, Severance and Impairment Costs.  Restructuring, severance and impairment costs were $7.8 million for the nine months ended September 27, 2002 compared to $4.3 million for the nine months ended September 30, 2001.  Restructuring severance and impairment costs for the nine months ended September 27, 2002 included approximately $4.0 million of severance costs related to staff reductions and approximately $3.8 million for facility downsizing.  Restructuring severance and impairment costs for the nine months ended September 30, 2001 consisted primarily of $3.7 million of severance costs and approximately $0.6 million for facility downsizing.

Interest Income, Net.  Interest income, net of interest expense, decreased to $0.7 million for the nine months ended September 27, 2002 from $1.1 million for the nine months ended September 30, 2001, primarily due to lower interest rates on invested cash.  Interest income net of interest expense as a percentage of net revenue decreased to 0.3% for the nine months ended September 27, 2002 from 0.6% for the nine months ended September 30, 2001.

Other Expenses, Net.  Other expense decreased to $0.3 million for the nine months ended September 27, 2002 from $0.4 million for the nine months ended September 30, 2001.

Income Taxes.   The provision for income taxes of 42% in the quarter ended September 27, 2002 was consistent with the benefit of 42% recorded in the quarter ended September 30, 2001.

Liquidity and Capital Resources

During the nine months ended September 27, 2002, we generated cash flow from operations of $13.2 million.  During the nine months ended September 27, 2002, we used cash flow of approximately $2.6 million to acquire a controlling interest in Codigent Solutions Group, Inc. (see Note 7 of the Notes to Consolidated Financial Statements) and approximately $2.0 million to purchase property and equipment, including computer and related equipment and office furniture.  At September 27, 2002, we had cash and investments available for sale of $62.9 million compared to $51.9 million at December 28, 2001.

We have a revolving line of credit, under which we are allowed to borrow up to $10.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2003.  There was no outstanding balance under the line of credit at September 27, 2002.

Management believes that our existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months.  Our cash and investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise, including $2.4 million in cash that will be spent on our about January 2004 to purchase the remaining shares of FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.) that we do not already own.

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

•                  The loss of key personnel and other employees;

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

One or more of the foregoing factors may cause our operating expenses to be relatively high during any given period.  In addition, we bill certain of our services on a fixed-price basis, and any assignment delays or expenditures of time beyond that projected for the assignment could result in write-offs of client billings.  Significant write-offs could materially adversely affect our business, financial condition and results of operations.  Our business also has significant collection risks.  If we are unable to collect our receivables in a timely manner, our business and financial condition could also suffer. In addition, we are expecting to complete a large client engagement in our life sciences business unit in March 2003.  During the quarter ended September 27, 2002, this client engagement accounted for approximately 6% of our net revenue, and approximately 25% of our net revenue from the life sciences business unit. If these or any other variables or unknowns were to cause a shortfall in revenue or earnings or otherwise cause a failure to meet public market expectations, our business could be adversely affected.

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

Our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management and complete the initial transformation of our client’s information technology functioning to meet agreed-upon service levels.  Often, we recover this investment through payments over the life of the outsourcing agreement.  If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments.  In the case of our outsourcing agreement with the New York Presbyterian Hospital, this investment amounts to almost $8.6 million, which we will recover on a pro rata basis over the remaining term of that agreement.  The term of the New York Presbyterian Hospital contract is due to expire in December 2006.  Any failure by us to recover these investments may have a material adverse effect on our financial condition, results of operations and price of our common stock.

Currently, we have six active outsourcing relationships. Revenues from such outsourcing relationships, as of the quarter ended September 27, 2002, represented approximately 38% of our net revenue.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long term agreements with us.  However, the loss of any of our outsourcing relationships would have a material impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our client may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  As a result, our anticipated revenue from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

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

The timing of securing our client engagements and service fulfillment is difficult to predict with any degree of accuracy.  Prior engagement cycles are not necessarily an indication of the timing of future client engagements or revenues.  The length of time required to secure a new client engagement or complete an assignment often depends on factors outside our control, including:

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

The loss of our vice presidents and executive officers could negatively affect us

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

Our business has historically grown rapidly, and though our overall revenues have remained flat for the past several years, we have experienced growth and increased demand in certain areas of our business.  In response to shifts in market demand and in an effort to better align our business with our markets, we have restructured our business units in recent quarters.  This restructuring has included hiring persons with appropriate skills, including salespersons, and reductions in force in practice areas experiencing less demand.  These market conditions and restructuring efforts have placed new and increased demands on our management personnel.  It has also placed significant and increasing demands on our financial, technical and operational resources and on our information systems.  We have also recently added sales force and have reorganized our selling resources; however there can be no assurance that such efforts will increase our sales effectiveness.  If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, or growth or restructuring, our operating results will suffer.  To manage any future growth, we must extend our financial reporting and information management systems to a growing number of offices and employees, and develop and implement new procedures and controls to accommodate new operations, services and clients.  Increasing operational and administrative demands may make it difficult for our vice presidents to engage in business development activities and their other day-to-day responsibilities.  Further, the addition of new employees and offices to offset such increasing demands may impair our ability to maintain our service delivery standards and corporate culture.  In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy.  Such changes may result in operational inefficiencies and delays in delivering our services.  Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

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

We are subject to many risks as a result of the services we provide to our international clients or services we may provide through subcontractors or employees that are located outside of the U.S.   For example, if we fail to recruit and retain a sufficient number of qualified employees in each country where we conduct business, or do not employ subcontractors or employees that allow us to realize the cost efficiencies and quality of global sourcing, our ability to expand internationally or perform our existing services may be impaired and our business could be adversely affected.  Our international operations are subject to a variety of risks, including:

•                  Difficulties in creating international market demand for our services;

•                  Difficulties and costs of tailoring our services to each individual country’s healthcare and pharmaceutical market needs;

•                  Unfavorable pricing and price competition;

•                  Currency fluctuations;

•                  Recruiting and hiring employees, and other employment issues unique to international operations;

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

•                  Adverse changes in regulatory requirements; and

•                  Economic or political instability.

We have been performing services in Europe for international clients for several years. We ceased performing healthcare consulting services for European clients in 2000, but continue to provide our services in Europe to pharmaceutical clients.  We cannot assure you that we will be able to maintain profitability in our European pharmaceutical services, which may materially adversely affect our financial condition, results of operations and price for our common stock.

We expect to employ a global sourcing strategy to provide software development and other information technology services to our clients.  If we are unable to realize perceived cost benefits of such a strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted.

Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance and may materially adversely affect our business, financial condition and results of operations.

If we do not compete effectively in the healthcare and pharmaceutical information services industries, then our business may be negatively impacted.

The market for healthcare and pharmaceutical information technology consulting is very competitive.  We have competitors that provide some or all of the services we provide.  For example, in strategic consulting services, we compete with international, regional, and specialty consulting firms such as Bearing Point (formerly KPMG Consulting), CapGemini Ernst & Young, IBM Global Consulting Services, Wipro Technologies, and Deloitte Consulting.

In integration and co-management services, we compete with:

•                  Information system vendors such as McKesson/HBOC, Siemens Medical Solutions and IBM Global Systems,

•                  Service groups of computer equipment companies,

•                  Systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, CapGemini Ernst & Young and Computer Sciences Corporation,

•                  Clients’ internal information management departments,

•                  Other healthcare consulting firms, and

•                  Other pharmaceutical consulting firms such as Accenture, CapGemini Ernst & Young and Computer Sciences Corporation’s consulting division.

In e-health and e-commerce related services, we compete with the traditional competitors outlined above, as well as newer Internet product and service companies.  We also compete with companies that provide software development, IT consulting, and other integration and maintenance services, such as Cognizant Technology Solutions Corporation, and Tata Technologies Limited.

Several of our competitors employ a global sourcing strategy to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide.  Although we intend to execute a global sourcing strategy, if we are unable to realize the perceived cost benefits of such strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted and we may not be able to compete effectively.

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

If we fail to establish and maintain relationships with vendors of software and hardware products it could have a negative effect on our ability to secure engagements.

We have a number of relationships with vendors.  For example, we have established a non-exclusive partnership arrangement with Documentum, Inc.  Documentum markets document management software applications largely to the pharmaceutical industry.  We believe that our relationship with this vendor and others are important to ours sales, marketing, and support activities.  We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with a particular vendor.  If we fail to maintain our relationships with Documentum and other vendors, or fail to establish additional new relationships, our business could be materially adversely affected.

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

Our current officers, directors, and other affiliates beneficially own approximately 38% of our outstanding shares of common stock and approximately 48% on a fully diluted basis.  As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock and approval of new stock and option plans.

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

In addition, public stock markets have experienced extreme price and trading volume volatility.  This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to or disproportionately impacted by the operating performance of these companies.  These broad market fluctuations may adversely affect the market price of our common stock.  As a result, we may be unable to raise capital or use our stock to acquire businesses on attractive terms and investors may be unable to resell their shares of our common stock at or above their purchase price.  Further, if research analysts stop covering our company or reduce their expectations of us, our stock price could decline or the liquidity of our common stock may be adversely impacted, which could create difficulty for investors to resell their shares of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

None.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 (the “Exchange Act”) Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

Effective September 1, 2002, we entered into a six-month consulting agreement with Nichol Clinical Technologies Corp, whose principal is F. Richard Nichol, Ph.D., a member of our board of directors. Under the agreement, which is an extension of a previous consulting relationship with Dr. Nichol, Nichol Clinical Technologies will provide consulting services to our Life Sciences business unit in the general area of strategic sales services. We are obligated to pay approximately $12,000 per month for such consulting services.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

Item	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3(3)	Bylaws of the Company
4.1(4)	Specimen Common Stock Certificate
10.1(5)	Consulting Agreement dated September 1, 2002 between FCG CSI, Inc. dba First Consulting Group and Nichol Clinical Technologies Corp.
11.1(6)	Statement of computation of per share earnings

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

(2)     Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 2000.

(3)     Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)     Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)     Filed with this Form 10-Q as Exhibit 10.1.

(6)     See Note 3 to Consolidated Financial Statements, “Net Income Per Share.”

(b)         Reports on Form 8-K

(1) Form 8-K filed on August 12, 2002 containing the certifications as required by 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: November 11, 2002	/s/ LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman and Chief Executive Officer

Date: November 11, 2002	/s/ WALTER J. McBRIDE
Walter J. McBride
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Walter J. McBride, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First Consulting Group, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Walter J. McBride
Walter J. McBride Chief Financial Officer

I, Luther J. Nussbaum, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First Consulting Group, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Luther J. Nussbaum
Luther J. Nussbaum Chief Executive Officer

EXHIBIT INDEX

Item	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3(3)	Bylaws of the Company
4.1(4)	Specimen Common Stock Certificate
10.1(5)	Consulting Agreement dated September 1, 2002 between FCG CSI, Inc. dba First Consulting Group and Nichol Clinical Technologies Corp.
11.1(6)	Statement of computation of per share earnings

(1)     Incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”).

(2)     Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)     Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)     Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)     Filed with this Form 10-Q as Exhibit 10.1.

(6)     See Note 3 to Consolidated Financial Statements, “Net Income (Loss) Per Share.”