Form 10-K
period 2002-12-27
FIRST CONSULTING GROUP INC
filed 2003-03-26
CIK 1049758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-23651

First Consulting Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-3539020 (I.R.S. Employer Identification No.)
111 W. Ocean Boulevard, 4th Floor, Long Beach, California 90802 (Address of principal executive offices, including zip code)
(562) 624-5200 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None (Title of each class)	None (Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per Share (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☒    No ☐

        The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant at June 28, 2002 was approximately $127,995,984 based on the closing price of such common equity on such date.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value (Class)	24,212,335 (Outstanding at February 21, 2003)

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference information that will be filed with the Securities and Exchange Commission by April 28, 2003, either as part of Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

TABLE OF CONTENTS

PART I		1

ITEM 1.	BUSINESS	1
	• General	1
	• Clients and Services	2
	• Sales and Marketing	8
	• Research and Practice Support	9
	• Competition	10
	• Limited Protection of Proprietary Information and Procedures	10
	• Employees	11
	• Vendor Relationships	11
	• Other Information	11
	• Risks Relating to our Business	12
ITEM 2.	• PROPERTIES	22
ITEM 3.	• LEGAL PROCEEDINGS	22
ITEM 4.	• SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	23
PART II		24

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS	24
ITEM 6.	SELECTED FINANCIAL DATA	25
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
	• Overview	26
	• Comparison of the Years Ended December 27, 2002 and December 28, 2001	27
	• Comparison of the Years Ended December 28, 2001 and December 31, 2000	29
	• Quarterly Financial Results	30
	• Liquidity and Capital Resources	33
	• Critical Accounting Policies and Estimates	34
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	38
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	38
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	38
PART III		39

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	39
ITEM 11.	EXECUTIVE COMPENSATION	39
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	39
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	39
ITEM 14.	CONTROLS AND PROCEDURES	39
PART IV		40

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	40
SIGNATURES		73
CERTIFICATIONS		75

i

PART I

Cautionary Statement

        This report contains forward-looking statements which include, but are not limited to, statements regarding (i) the prospective growth and profitability of our business units in healthcare, life sciences and outsourcing; and (ii) our anticipated revenues, earnings per share and other operating results. These forward-looking statements involve known and unknown risks which may cause our actual results and performance to be materially different from the future results and performance stated or implied by the forward looking statements. Some of the risks investors should consider include the following: (a) the unpredictable nature of our pipeline of potential business and of negotiations with clients on new outsourcing and other engagements, resulting in uncertainty as to whether and when we will enter into new agreements and whether those agreements will be on terms favorable to us; (b) the unpredictable nature of the business of our clients and the markets that they serve, particularly in the current economic and political climate, which could result in clients canceling, modifying or delaying current or prospective engagements with us; (c) the importance of our personnel to our operations, including whether we can attract and retain qualified personnel and keep those personnel utilized on client engagements in order to achieve projected growth, revenues and earnings; and (d) other risk factors referenced in this report.

        These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. The section entitled "Risks Relating to our Business" set forth at the end of Part I, Item 1 of this report and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report discuss the material risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report before deciding to invest in us or to maintain or increase your investment. This cautionary statement and others made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1. BUSINESS

General

        We provide consulting, technology, research, and outsourcing services for the health related industries in North America, Europe, and Asia. Our services are designed to increase our clients' operations effectiveness through reduced cost, improved customer service, enhanced quality of patient care and more rapid introduction of new pharmaceutical compounds. We apply industry knowledge and operations improvement skills combined with advanced information technologies, to make improvements in healthcare delivery, healthcare financing and administration, health maintenance and new drug development and commercialization. Through our services, we offer industry-specific expertise to objectively evaluate, select, develop, implement and manage information systems, networks and applications. We provide services primarily to healthcare delivery organizations, health plans, government healthcare organizations, and pharmaceutical and life sciences organizations. As of March 2003, we have over 2000 employees serving our clients in North America, Europe and Asia. Our consultants possess expertise in clinical, financial, and administrative processes, information technologies, and applications. We provide this expertise to our clients by assembling multi-disciplinary teams that provide comprehensive services across the principal services of consulting, integration, and outsourcing. Our consulting professionals are supported by internal research and a centralized information system that provides access to current industry information and project methodologies, experiences, models, and tools. We believe that our success is attributable to strong relationships with industry leading clients, our industry and technical expertise, a professional environment that fosters employee recruitment and retention, and the depth and breadth of our services. We were organized in 1980 as a California corporation, and in February 1998, we reincorporated as a Delaware corporation.

Clients and Services

        Our clients include integrated delivery networks, or IDNs, health plans, acute care centers, academic medical centers, physician organizations, governmental agencies, pharmaceutical companies, biotech companies and other organizations. We have worked for many of the pharmaceutical and life sciences companies listed in Fortune's Global 500, 16 of the top 20 U.S. managed care firms, 17 of the top 20 U.S. IDNs, and the two largest U.S government healthcare IDNs. Our revenue mix from our major client segments in 2002 was:

  •
  Health Delivery Organizations (hospitals, IDNs, academic medical centers, clinics, physician organizations, associations—55% (includes outsourcing clients)
  •
  Pharmaceutical, Biotech and other life sciences related organizations—28%
  •
  Health Plans (Blue Cross Blue Shield organizations, Insurance Companies, Specialty Physician Organizations, Regional and National HMOs)—12%
  •
  U.S. Federal Government Healthcare Agencies (e.g. Department of Defense, Department of Health and Human Services, and Department of Veterans Affairs)—2%
  •
  Other industries—3%

        Our principal services consist of consulting, technology, applied research and outsourcing. We believe that our clients' overall operations effectiveness is dependent upon solid business strategy and the implementation of improved business processes supported by information management. We also believe that these elements are interdependent and therefore must be integrated in order to be successful. We offer our clients an integrated approach through multi-disciplinary teams with expertise across these areas. We are typically engaged on a project basis and assemble client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments. We may assemble several client teams to serve the needs of a single client. We provide services at the client site to senior-level management and other personnel within the client organization. We provide our services through three business units—Healthcare (which includes health delivery, health plans, government healthcare, and technology services); Life Sciences; and Outsourcing. Please refer to Note M of our consolidated financial statements and related notes thereto included with this annual report for a description, by business unit and by geographic segment, of certain financial information for the last three fiscal years.

Life Sciences Business Unit

        Our life sciences business unit serves the life sciences industry, including major pharmaceutical companies, biotechnology companies, clinical research organizations (CROs), medical device manufacturers, and related companies across North America, Europe, and Japan. We design and develop the processes and information systems used by pharmaceutical companies worldwide throughout their drug development life cycle. Our international services encompass the analysis, design, development, implementation, and maintenance of processes and information systems employed in all aspects of the drug development and post approval processes. Globally, we possess comprehensive, industry-specific performance improvement and project development methodologies, rapid application development skills, and a strong understanding of leading information technologies. We seek to help our life sciences clients streamline the drug development process and improve the overall effectiveness of their information technology (IT) investments in the global marketplace. In 2002, our life sciences business unit accounted for approximately $68.4 million, or 25% of our consolidated net revenues.

        Our information management, strategy, process design, application development, post-implementation support, and delivery services support the regulated aspects of the drug development lifecycle from non-clinical, clinical trials, and regulatory approval to manufacturing, marketing, and medical affairs. These services enable our clients to better manage the information that helps bring new therapies to market while streamlining processes to increase clients' return on their IT investment. We have a strong knowledge and understanding of the life sciences industry and our services are structured around the key processes of most life sciences organizations, including:

  •
  Non-Clinical—Pharmacology, Toxicology, Pharmakinetics/Pharmadynamics, Formulation

  •
  Clinical—Clinical Data Management, Clinical Trials Management, Drug Safety/Adverse Events Reporting, Clinical Supplies, Case Report Forms Imaging, Clinical Manufacturing, and Electronic Data Capture

  •
  Regulatory—Regulatory Document Management, Electronic Submissions, Regulatory Affairs Tracking, Dossier Publishing, CTD and eCTD support

  •
  Manufacturing—Standard Operating Procedures- Packaging and Labeling, Good Manufacturing Practices, Quality Control/Quality Assurance, Management of Controlled Documents

  •
  Commercial—Phase IV Clinical Trials, Product and Medical Information, Promotional Materials, CRM

        We provide clients with consulting, systems integration and custom development solutions through the use of advanced technologies, methodologies, and skills. We perform the complete range of software engineering and development tasks including technology assessment, architecture, requirements gathering, detailed design, construction, testing, benchmarking, implementation, and support. Our life sciences business is organized around the following major services:

  •
  Global Technical Delivery

        Our global technical delivery organization provides regulatory compliant solutions for research and development, clinical, manufacturing, and marketing and sales organizations. Our technical services include the design, development, and implementation of enterprise-wide electronic content management systems, data warehousing systems, decision support systems, client server systems, web/portal technologies, wireless/hand held technologies, quality assurance and testing, and training services. Using our extensive business and technical expertise, we integrate leading-edge content repository, workflow, XML authoring and publishing, imaging technologies and PDF publishing to provide regulatory solutions tailored to satisfy the business needs of our clients.

        We are also a systems integration partner with Documentum Inc., a large provider of content management systems in the pharmaceutical industry. A comprehensive understanding of content management systems, in combination with our proven software development methodology, has led to over 100 successful Documentum consulting engagements for more than 40 companies. We have also combined the industry's best practices, innovative technology, and decades of consulting service experience to produce the FirstDoc™ Solution Suite.

        Our strong relationships with leading vendors afford us access to tools that can offer clients various solution options. Our life sciences business provides application and integration of diverse technologies with a commitment to identify and adopt new technologies in support of our client's business needs.

  •
  Global Consulting Services

        Our life sciences global consulting services organization is comprised of an integrated suite of domain-rich information management strategy and performance improvement services that enable our life sciences clients to improve speed to market and cost and compliance management throughout the drug development and commercialization lifecycle. Our strategic services integrate performance improvement and information management into clients' business strategies allowing them to obtain differentiation and a competitive advantage. Since we are a service provider, we work closely with our clients and third party vendors, including select vendor alliances where appropriate, to integrate a combination of custom and off-the-shelf products that seek to increase the benefits derived from the client's investment.

  •
  Validation and Quality Assurance Services

        This practice group works as an independent organization within our life sciences business, providing clients with the expertise to evaluate, structure, implement, and maintain effective quality programs that ensure compliance with applicable regulations. We offer diverse experience, knowledge, and strategic planning initiatives for the validation of quality systems, process integration, clinical data systems, laboratory automation, content management, and 21 CFR Part 11 compliance.

  •
  Staffing Services

        Our staffing services organization focuses specifically on the IT staff augmentation needs of our life science business clients. The organization includes validation specialists as well as client-side and server-side application developers. These consultants are engaged at numerous life sciences business clients in a variety of capacities, ranging from drug discovery and clinical to financial applications.

        Our life sciences organization maintains relationships with the following vendors:

• Arbortext	• Liquent
• Ascential Software (f.k.a. Ardent)	• Microsoft
• ATG	• MicroStrategy
• BEA	• NuGenesis
• Borland	• OmniRim
• Captiva	• Oracle
• CDC Solutions	• Quovadx
• CENSA	• SAS
• Documentum	• SoftQuad
• Epicentric	• Spotfire
• FW Pharma Systems	• SYBASE
• Intralinks	• Workshare
• KOFAX

        Early in 2003, we acquired Paragon Solutions, Inc. (Paragon). Paragon has software development centers in Atlanta, Georgia, Bangalore, India and Ho Chi Minh City, Vietnam. Paragon's offshore/

onshore business model provides us with the capability to provide lower cost and high quality software development to healthcare and life sciences clients in addition to the non-healthcare clients that Paragon currently serves. The most common measure of software development quality is the Capability Maturity Model metric (referred to as CMM). There are five CMM levels and only 48 companies worldwide are currently certified at the highest level CMM 5. Paragon is currently assessed at CMM level 3 and expects to achieve CMM level 5 by the end of 2003.

Healthcare Business Unit

        The Healthcare business unit is comprised of four practice units: health delivery, health plans, government healthcare, and technology services. In 2002, the healthcare business unit accounted for approximately $111.9 million, or 42%, of our consolidated net revenues.

Health Delivery

        The healthcare industry is undergoing significant change stimulated by an array of challenges. Rising costs for clinical and other personnel, new technologies and drugs, plus a growing patient population have created new demands for cost management solutions that do not sacrifice quality of care. More sophisticated consumers are acquiring knowledge about healthcare options through media and the internet and are demanding more service and convenience. Healthcare organizations must all respond by offering measurable quality and service improvements, while remaining competitive from a cost standpoint.

        Since our inception in 1980, we have served hundreds of healthcare delivery clients, including hospitals, IDNs, health trusts, academic medical centers, clinics, physician organizations, home healthcare companies, skilled nursing facilities, and related providers. Our focus on developing integrated solutions enables clients to achieve market differentiation, improve customer service and quality, manage cost and supply chains more effectively, and optimize their information management processes.

        Our expertise includes business and clinical process improvement and information management to support access to care, care/disease management, clinical transformation, patient safety and computerized physician order entry (CPOE), enterprise resource planning (ERP), revenue cycle management, and clinical system implementation services. We also help our clients with strategic systems planning and optimization of their IT investments. This includes IT services-management, business continuity services, digital imaging, systems selection and implementations, and data management strategies interwoven with process improvement techniques. Our key vendor relationships include Cerner, EPIC, Eclipsys, Siemens, Lawson, SeeBeyond, and MEDITECH. Additionally, we assist clients through a full range of Health Insurance Portability and Accountability Act (HIPAA) compliance services, including education, tracking legislative issues, compliance assessment, planning and implementation of necessary processes, security, EDI, and information technologies.

        From front end strategy and assessments to integration and implementation, to back-end operations, we provide the depth and breadth of expertise to address clients' specific clinical, financial, operational, and technical needs, bringing teams of experienced professionals who have solved similar problems many times before.

Health Plans

        To remain competitive, we believe health plans must continuously look at ways to reduce medical and administrative costs, improve customer service, enhance benefit plan features, and build market share. We provide specialists with expertise in a wide range of health plan operations, program management, and health plan information systems.

        We seek to improve health plan performance with integrated solutions that link our clients' strategy, processes, technology, and people to healthcare providers, consumers, and purchasers. Our services focus on business results, with the objective of helping clients realize benefits sooner and achieve measurable results, including market differentiation and cost savings through a variety of consulting and technology services. We assist clients with business process design, business process and operations improvement, strategic and tactical planning, core systems selection, replacement and consolidation, enterprise portal development, enterprise information management, enterprise architecture planning, and technology infrastructure and staff augmentation. Our regulatory compliance services range from HIPAA readiness assessment to planning, requirements definition remediation, and testing.

        We help clients optimize core health plan processes such as claims administration, provider contracting and reimbursement, servicing members, and reporting. We identify and implement supporting information management solutions. We provide strategy, design, and implementation expertise in IT and customer service call center and messaging services optimization. We offer business continuity and disaster recovery planning. We also assist health plans in systems implementation across all these areas, while applying process redesign techniques to ensure that clients maximize the benefits from their IT investments.

        We have in depth knowledge of core administrative information technology systems such as:

• QCSI	• Erisco Facets
• QMACS	• CSC MHS
• AMISYS	• HSD Diamond

        Our knowledge of these systems as well as related ancillary systems improves time to benefit for system implementations and operations improvement engagements.

Government Healthcare

        Government agencies need to improve access to and delivery of health care, refine administrative and financial processes, reduce overall operating costs, and enhance the quality and delivery of information. Like private sector businesses, they face additional challenges such as limited access to highly trained clinicians, support personnel, and IT specialists.

        We have supported the Department of Defense, the Department of Veterans Affairs, and the Department of Health and Human Services through a series of strategic business and clinical planning efforts, reengineering of clinical and business practices, change management services, and information management/IT assessments, selections and implementations. We have several government-wide contracting vehicles including a General Services Administration Information Technology Professional Services contract and a Management, Organizational and Business Improvement Services contract. We are also a partner on several contract vehicles including Millennia Lite, CIOSP II, Image World, Medicare Managed Care Program Integrity Contractor, and a BPA with the Department of Defense and the Veterans Affairs Central Office in Washington, D.C. From clinical to administrative to financial services, our services to government healthcare parallel those to the private sector. We guide public sector health agencies through:

  •
  Business and clinical transformation;

  •
  Customer relationship management;

  •
  Revenue cycle;

  •
  Compliance assessment (independent verification & validation) and planning;

  •
  Information management/information technology strategy, planning and assessments;

  •
  Medical management; and

  •
  Resource management.

Technology Services

        Our technology services group delivers a full suite of advanced technology services to the health delivery, health plan, non-healthcare, and life sciences markets. Our expertise and experience in assisting clients in selecting, implementing, and integrating packaged technology solutions allow our clients to use internet technologies and software that are already developed. Our infrastructure services include application and network integration of voice, data, video, and imaging technologies and systems. We evaluate, design, develop, and implement comprehensive system architectures, infrastructures, interfaces, databases, applications, and networks to address the need for information integration and dissemination throughout an organization. We also perform business continuity services, multi-network integration, desktop system installation and management, server management, capacity planning, and performance analysis. We provide our infrastructure services on a fixed fee, per-hour, or fixed-fee per month basis as negotiated in individual client contracts.

        Enterprise Infrastructure services include:

  •
  Network Security and Disaster Recovery
  •
  Information Accessibility—Mobile Computing, Wireless, Desktop, Remote Access
  •
  Telecommunications, Call Centers and Customer Relationship Management (CRM)
  •
  Data Management and Integration—Data Architecture, EDI, Interface Engines
  •
  e-Infrastructure—Local and Wide Area Network Strategy, Architecture, Design and Implementation
  •
  IT Operations—Data Center, Help Desk, Disaster Recovery, Interim IT Leadership

        We have expertise in working with a wide range of technology vendors across these areas, such as:

• Cisco Systems	• Oracle Corporation
• Mercator	• SeeBeyond
• Microsoft Corporation

Outsourcing Services Business Unit

        We provide IT outsourcing services where we hire the IT staff of clients and run part or all of the IT operations at the client site. Through these services, we provide long-term IT management expertise, tailoring our efforts specifically to the client's culture, strategy, and needs. We offer a wide range of management services, including assessment/due diligence, program management, discrete outsourcing, and full IT outsourcing. Our assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of their IT functions. This assessment enables senior management of the client to determine the appropriateness of outsourcing part or all of their IT functions, relative to their financial condition, strategic objectives, internal IT capabilities and overall direction.

        Our typical outsourcing engagement is a long-term, multi-year engagement with the client where we hire substantially all of the client's IT staff, with us reengineering the client's IT process in an effort to provide improved service at a lower cost and providing complete management of the IT function. The staff continues to provide the outsourcing services from the client's site, where the client either retains ownership of the related assets (e.g., data center, and all hardware and software) or FCG provides these services offsite through FCG Infrastructure Services or a third party infrastructure firm on a subcontracted basis. The aggregate amount of our revenue that was attributed to a single third party infrastructure provider in 2002 and 2001 was approximately $16.0 million and $5.5 million, respectively. We typically create service level agreements, with the overall outsourcing contract lasting for three or more years, on an annual fixed fee basis with the client. We also offer program management and discrete outsourcing services to clients on an as needed basis. As of March 2003, we have six active outsourcing relationships representing 35 hospitals and other health care facilities. Revenues from such outsourcing relationships, as of the year ended December 27, 2002, represented approximately 33% of our consolidated net revenues. The substantial majority of these revenues are received from four large outsourcing accounts that have signed long term agreements with us (e.g., the University of Pennsylvania Health System, New York Presbyterian Hospital, University Hospitals Health Systems in Cleveland and UMass Memorial Health Care). In each of these engagements, our clients have fully outsourced their IT staff and functions to us.

        Our agreement with New York Presbyterian is a seven-year engagement due to expire in December 2006. We received approximately $32.7 million from this engagement in 2002, or 12% of our consolidated net revenues. Our agreement with the University of Pennsylvania Health System is a six-year engagement due to expire in December 2006. We received approximately $22.4 million from this engagement in 2002, or 8% of our consolidated net revenues. Our agreement with University Hospitals Health Systems is a five-year engagement due to expire in June 2007. We received approximately $14.9 million from this engagement in 2002, or 6% of our consolidated net revenues. Finally, our agreement with UMass Memorial Health Care is a seven-year engagement due to expire in June 2009. We received approximately $8.5 million from this engagement in 2002, or 3% of our consolidated net revenues.

        In May 2002, we acquired a controlling interest in Codigent Solutions Group, Inc. (now known as FCG Infrastructure Services, Inc. (FCGIS)), a provider of value-added technology solutions for hospitals and other healthcare delivery organizations. We have agreed to acquire the remaining outstanding interests of FCGIS in early 2004 subject to certain closing conditions. FCGIS provides fully functioning infrastructure services and application services for small to medium healthcare facilities. In February 2003, we acquired certain assets of Phyve Corporation, a provider of information security and connectivity software solutions. We believe the acquisition of FCGIS and the assets from Phyve Corporation will enhance the breadth of services we are able to offer our existing and potential outsourcing clients.

        We have also publicly announced our intention to enter into the business process outsourcing market (BPO) through acquisition. We anticipate that our entry into this market will require the dedication of a significant amount of financial, management, and other resources. If we are unable to successfully identify, acquire, and integrate an acquisition in the BPO space on commercially reasonable terms, we may not be able to successfully execute our strategy in this market. Further, all acquisitions and entries into new markets involve risks and uncertainties that could materially and adversely affect our business and operating results, and we may not achieve the business synergies, operating goals or return on our investment that we anticipate in this new market. We presently have not made any contractual commitments to acquire or otherwise enter the BPO space, but we continue to evaluate acquisition opportunities in this area.

Sales and Marketing

        We generate a substantial portion of our revenues from existing clients and client referrals, and we market our services primarily through our vice presidents and account managers. Our vice presidents and account managers seek to develop strong relationships with senior-level information management and other decision-making personnel at leading healthcare and pharmaceutical organizations. We maintain these relationships by striving to successfully complete assignments and exceed clients' expectations. Our vice presidents and practice directors allocate a significant portion of their time to business development and related activities. We also employ account managers and business development associates who are dedicated to business development with potential and existing clients. We are frequently engaged to provide multiple services throughout several phases of a client's IT system lifecycle and related business processes, including strategy, planning, procurement and contracting, implementation, integration, and management. As a result of this involvement, our personnel often develop an in-depth understanding of our client's business systems and capabilities and develop strong relationships with personnel within the client organization. These relationships provide us with significant opportunities to undertake additional assignments for each client.

        In addition to generating assignments from existing clients, we attract new clients through our targeted marketing activities. Our marketing activities include web marketing, public presentations, press releases, publishing of books, articles and white papers, and trade show participation. We also maintain research reports and white papers on our website, along with other company and industry information. Our marketing staff produces a number of sales support tools including presentations, brochures, article reprints, sales kits, descriptions of our services, and case studies.

Research and Practice Support

        Our services and consultants are supported by internal and external research, training, and a centralized information system that provides real-time access to current industry and technology information and project methodologies, experiences, models, and tools. Our principal research and practice support initiatives include: Emerging Practices Group, Professional Development Programs, and Knowledge, Information, Technology Exchange (KITE®).

        Emerging Practices Group.    The Emerging Practices Group performs industry research and collects, packages, and distributes knowledge regarding emerging trends in the healthcare and pharmaceutical industries. Examples of topics that the Emerging Practices Group has researched are CPOE, HIPAA, IT value management, clinical performance improvement and medical errors, e-health, and health related industry trends, and the implications for IT. We document research findings, conduct internal and client workshops on these topics, and make the research available for use in our client engagements. The Emerging Practices Group also publishes a periodic news summary that appears on our website and is sent via email to several thousand subscribers.

        Professional Development and Incentive Programs.    We have instituted several professional development and incentive programs to encourage employee retention and to provide support for the professional growth of all our employees. We provide training to our employees through ongoing classroom education, computer-based training, distance learning, and external seminars. We have programs to educate all new employees about our history, culture, and practices. We also have a significant leadership training course taught by a combination of FCG executives and an outside expert. All employees are required to establish an annual professional development plan for knowledge acquisition, skill development, leadership assessment and training, project management, and relationship management.

        Knowledge, Information, Technology Exchange (KITE®).    Our employees have access to our internal research and to current industry and technology information and project methodologies, experiences, models, and tools through KITE®. KITE® currently houses approximately 26,000 documents that include industry information, service methodologies and tools, benchmarks and best practice information, and other documentation to support our services and consultants. KITE® is updated on a continuous basis with information resulting from each engagement, and by the Emerging Practices Group. We believe that this resource allows our consultants to utilize engagement-specific information that improves the quality and content of services delivered to clients while reducing cost of delivery.

Competition

        The market for healthcare consulting, integration, and management services is intensely competitive, rapidly evolving, and highly fragmented. We have competitors that provide some or all of the same services that we provide. We compete for consulting services with international consulting firms such as Accenture and Bearing Point (formerly known as KPMG Consulting), and regional and specialty consulting firms. In integration services, we compete with information system vendors such as McKesson, Siemens Medical Solutions, and IBM Global Systems; service groups of computer equipment companies; systems integration companies such as Accenture, SAIC, and Cap Gemini Ernst & Young; outsourcing companies such as Electronic Data Systems Corporation, Perot Systems Corporation, and Computer Sciences Corporation; clients' internal information management departments; and other healthcare consulting firms. In e-health and e-commerce related services, we compete with the traditional competitors outlined above, as well as newer internet product and service companies. We also compete with companies that provide software development, IT consulting, and other integration and maintenance services, such as Wipro Technologies, Cognizant Technology Solutions Corporation, and Tata Technologies Limited.

        Many of our competitors have significantly greater financial, human, and marketing resources than us. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than us. In addition, as healthcare organizations become larger and more complex, our larger competitors may be better able to serve the needs of such organizations. We may not be able to attract and retain the personnel or dedicate the financial resources necessary to serve these resulting organizations.

        We believe that we compete primarily on the basis of our healthcare and life sciences domain expertise and experience, our reputation, and quality of our services. However, our clients may become increasingly price-sensitive as competitive pricing pressures increase. Large IT companies have, in the past, offered consulting services at a substantial discount as an incentive to utilize their implementation services, and software and hardware vendors may provide discounted implementation services for their products. These competitors may in the future discount such services more frequently or offer such services at no charge. There can be no assurance that we will be able to compete for price-sensitive clients on the basis of our current pricing or cost structure, or that we will be able to lower our prices or costs in order to compete effectively. Furthermore, many of our competitors have long-standing business relationships with key personnel at healthcare organizations, which could prevent or delay us from expanding our client base. We believe that we have been able to compete successfully on the basis of the quality and range of our services and the accumulated expertise of our consultants. However, we may not be able to compete effectively with current and future competitors or competitive pressures may cause our revenues or operating margins to decline or otherwise materially adversely affect our business, financial condition, and results of operations.

Limited Protection of Proprietary Information and Procedures

        Our ability to compete effectively depends on our ability to protect our proprietary information, including our proprietary methodologies, research, tools, software code, and other information. We rely primarily on a combination of copyright and trade secret laws and confidentiality procedures to protect our intellectual property rights. We request that our consultants and employees sign confidentiality agreements and generally limit access to and distribution of our research, methodologies and software codes. The steps we take to protect our proprietary information may not be adequate to prevent misappropriation. In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent, as do the laws of the United States. The unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition, or results of operations. We believe that our systems and procedures and other proprietary rights do not infringe upon the proprietary rights of third parties. However, third parties could assert infringement claims against us in the future, and such claims may result in protracted and costly litigation, regardless of the merits of such claims.

Employees

        As of December 27, 2002, we had 1,775 employees, 77 of whom were vice presidents with responsibility for service delivery, new business development, client relationships, staff development, and company leadership. In February 2003, we completed the acquisition of Paragon Solutions, Inc., and as a result of such acquisition, we increased the number of our employees to approximately 2,060. We believe that our relationship with our employees is good. We use a variety of techniques to identify and recruit qualified candidates to support our growth. We employ full time recruiters dedicated to the recruitment and hiring of personnel. One of our most successful sources of new hires is StarQuest, our internal employee referral program, which encourages employees to recommend or refer qualified candidates for employment with us, and rewards referring employees with referral bonuses. In 2002, 60 new hires came from the StarQuest program. We also place advertisements in various newspapers and use professional search firms to identify candidates for hire. We participate in job fairs, and sponsor independent recruiting events, such as open houses and free technical seminars.

Vendor Relationships

        We have established numerous vendor relationships. We believe the formation of these relationships enables us to increase our knowledge of key vendor solutions, obtain appropriate training, education, and certification on key technologies and solutions, and gain advantages from joint marketing approaches where appropriate. In turn, we are able to more rapidly identify and deliver integrated solutions to our clients, based on leading technologies, applications, and solutions.

        We have established non-exclusive alliance agreements with software, hardware, and service vendors that market components and solutions to our current and prospective clients. The vendor alliance agreements of which we are a part have provided us with sales leads, marketing assistance revenues, increased publicity, discounted software, specialized training programs, participation in beta software programs, and privileged information about vendors' technical and marketing strategies.

        Our relationships range from obtaining education and product/service updates to product implementation training and certification to joint marketing programs. Joint marketing programs typically involve joint account development and marketing, trade shows, development of collateral, marketing through each company's website, and other marketing efforts. Clients generally contract directly with the vendor for purchase of the products.

Other Information

        We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically. We also maintain a website located at http://www.fcg.com, and electronic copies of our periodic and current reports are available, free of charge, under the "Investor" link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

Risks Relating to our Business

        Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks are realized, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Many factors may cause our revenues, operating results and cash flows to fluctuate and possibly decline.

        Our net revenues, operating results, and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include:

  •
  The loss of one or more significant clients in any of our business segments;
  •
  Fluctuations in market demand for our services, consultant hiring, and utilization;
  •
  Delays or increased expenses in securing and completing client engagements;
  •
  Timing and collection of fees and payments;
  •
  Timing of new client engagements in any of our business segments;
  •
  Increased competition and pricing pressures;
  •
  The loss of key personnel and other employees;
  •
  Changes in our, and our competitor's, business strategy, pricing and billing policies;
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
  •
  International currency fluctuations; and
  •
  The fixed nature of a substantial portion of our expenses, particularly personnel and related costs, depreciation, office rent, and occupancy costs.

        One or more of the foregoing factors may cause our operating expenses to be unexpectedly high during any given period. In addition, we bill certain of our services on a fixed-price basis, and any assignment delays or expenditures of time beyond that projected for the assignment could result in write-offs of client receivables (both unbilled and billed). Significant write-offs could materially adversely affect our business, financial condition, and results of operations. Our business also has significant collection risks. If we are unable to collect our receivables in a timely manner, our business and financial condition could also suffer. In addition, we are expecting to complete a large client engagement in our life sciences business unit in March 2003. During the year ended December 27, 2002, this client engagement accounted for approximately 5% of our net revenues, and approximately 19% of our net revenues from the life sciences business unit. Even if we are able to secure new client engagements in our life sciences business unit, our revenues will be negatively impacted by the completion of this large client engagement. If these or any other variables or unknowns were to cause a shortfall in revenues or earnings or otherwise cause a failure to meet public market expectations, our business could be adversely affected.

        Further, we will adopt Emerging Issues Task Force Issue 00-21, "EITF 00-21" in 2003, which we expect will affect the way we recognize revenue on long-term outsourcing agreements. Based on preliminary analysis, we believe that adoption of EITF 00-21 could result in separating our outsourcing contracts into multiple elements and separately accounting for each element, rather than accounting for all elements together as a group. As a result, we will likely recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract, rather than on a percentage of completion basis. Since we typically incur greater costs and expenses during the early phase of the service elements (which will now have straight-line revenue) than we do in the later years of those elements, we believe our net income will be less during the early stages of our outsourcing engagements. Consequently, our margins during the first half of a contract term will be lower than during the second half. We anticipate adopting this accounting principle on a cumulative catch-up basis which will negatively impact our net income in the first fiscal quarter of 2003 by up to $3.0 million, net of tax, or $0.12 per share. This treatment is not a restatement but would be a one-time impact in the first quarter of adopting the new accounting standard. In addition, there is expected to be a reduction in earnings in the first half of 2003 due to the adoption of the new accounting principle. Subsequent to adoption, we believe the change could affect our earnings in the near-term, since our contracts are generally in the first several years of a five year or longer term and in certain cases will be less profitable than they would have been without the adoption of EITF 00-21. In general, income from our outsourcing contracts will be less stable in the future, since it will be more susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenue. If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

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

        Our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client's information technology department to our management, and complete the initial transformation of our client's information technology functioning to provide improved service at a lower cost and meet agreed-upon service levels. Often, we recover this investment through payments over the life of the outsourcing agreement. If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments. In the case of our outsourcing agreement with the New York Presbyterian Hospital, this investment amounts to almost $8.0 million, which we will recover on a pro rata basis over the remaining term of that agreement. The term of the New York Presbyterian Hospital contract is due to expire in December 2006. Any failure by us to recover these investments may have a material adverse effect on our financial condition, results of operations, and price of our common stock.

        Currently, we have six active outsourcing relationships. Revenues from such outsourcing relationships, as of the year ended December 27, 2002, represented approximately 33% of our consolidated net revenues. The substantial majority of these revenues are received from four large outsourcing accounts that have signed long term agreements with us. However, the loss of any of our outsourcing relationships would have a material impact on our business and results of operations. In each of these engagements, the clients have fully outsourced their information technology staff and functions to us. In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services. If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees. As a result, our anticipated revenues from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards. Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

        Our outsourcing engagements typically require that we hire part or all of a client's information technology personnel. We cannot assure you that we will be able to retain these individuals, and effectively hire additional personnel as needed to meet the obligations of our contract. Any failure by us to retain these individuals or otherwise satisfy our contractual obligations could have a material adverse effect on the profitability of our outsourcing business and our reputation as an information technology services outsourcing provider.

        Finally, we have publicly announced our intentions to expand our outsourcing business and perform our information technology outsourcing services for other potential clients. We anticipate expanding our outsourcing business to perform discrete information technology services for clients. The amount of time and resources required to win client engagements for our outsourcing business is significant, and we may not win the number or type of client engagements that we anticipate. If we fail to meet our objective to secure new outsourcing engagements, or fail to secure new outsourcing engagements on acceptable commercial terms, we will not experience the growth in this business unit that we have anticipated. We have also publicly announced our intention to enter into the business process outsourcing market (BPO) through acquisition. If we are unable to successfully identify, acquire, and integrate an acquisition in the BPO space on commercially reasonable terms, we may not be able to successfully execute our strategy in this market. Further, all acquisitions involve risks that could materially and adversely affect our business and operating results. Consequently, we may fail to meet public market expectations and the price of our common stock may decline.

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

        Prior to client engagements, we typically spend a substantial amount of time and resources (1) identifying strategic or business issues facing the client, (2) defining engagement objectives, (3) gathering information, (4) preparing proposals, and (5) negotiating contracts. Our failure to procure an engagement after spending such time and resources could materially adversely affect our business, financial condition, and results of operations. We may also be required to hire new consultants before securing a client engagement. If clients defer committing to new assignments for any length of time or for any reason we could be required to maintain a significant number of under-utilized consultants which could adversely affect operating results and financial condition during any given period. Further, our outsourcing business has very long sales and contract lead times, requiring us to spend a substantial amount of time and resources in attempting to secure each outsourcing engagement. We cannot predict whether the investment of time and resources will result in a new outsourcing engagement or, if the engagement is secured, that the engagement will be on terms favorable to us.

We could be negatively impacted if we fail to successfully integrate the businesses we acquire.

        We intend to grow, in part, by acquiring complementary businesses that could enhance our capability to serve the healthcare and pharmaceutical industries. For example, in May 2002, we acquired a majority interest in Codigent Solutions Group, Inc. (now known as FCG Infrastructure Services, Inc.) and in February 2003, we acquired Paragon Solutions, Inc. and certain assets of Phyve Corporation. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include (1) distracting management from our business, (2) losing key personnel and other employees, (3) losing clients, (4) costs, delays, and inefficiencies associated with integrating acquired operations and personnel, (5) the impairment of acquired assets and goodwill, and (6) acquiring the contingent and other liabilities of the businesses we acquire. In addition, acquired businesses may not enhance our services, provide us with increased client opportunities, or result in the growth that we anticipate. Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process. Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility, and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties, and other factors associated with such acquisitions may also result in the loss of employees and clients. Failing to acquire and successfully integrate complementary practices, or failing to achieve the business synergies that we anticipate, could materially adversely affect our business and results of operations.

If we are unable to generate additional revenue from our existing clients, our business may be negatively affected.

        Our success depends, to a significant extent, on obtaining additional engagements from our existing clients. A substantial portion of our revenues is derived from additional services provided to our existing clients. The loss of a small number of clients may result in a material decline in revenues and cause us to fail to meet public market expectations of our financial performance and operating results. If we materially fail to generate additional revenues from our existing clients it may materially adversely affect our business and financial condition.

If we fail to meet client expectations in the performance of our services, our business could suffer.

        Our services often involve assessing and/or implementing complex information systems and software, which are critical to our clients' operations. Our failure to meet client expectations in the performance of our services, including the quality, cost and timeliness of our services, may damage our reputation in the healthcare and pharmaceutical industries and adversely affect our ability to attract and retain clients. If a client is not satisfied with our services, we will generally spend additional human and other resources at our own expense to ensure client satisfaction. Such expenditures will typically result in a lower margin on such engagements and could materially adversely affect our business, financial condition, and results of operations.

        Further, in the course of providing our services, we will often recommend the use of software and hardware products. These products may not perform as expected or contain defects. If this occurs, our reputation could be damaged and we could be subject to liability. We attempt contractually to limit our exposure to potential liability claims; however, such limitations may not be effective. A successful liability claim brought against us may adversely affect our reputation in the healthcare and pharmaceutical industries and could have a material adverse effect on our business or financial condition. Although we maintain professional liability insurance, such insurance may not provide adequate coverage for successful claims against us.

We may be unable to attract and retain a sufficient number of qualified employees.

        Our business is labor-intensive and requires highly skilled employees. Most of our consultants possess extensive expertise in the healthcare, insurance, pharmaceutical, information technology and consulting fields. To serve a growing client base, we must continue to recruit and retain qualified personnel with expertise in each of these areas. Competition for such personnel is intense and we compete for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms, and other businesses. Many of these entities have substantially greater financial and other resources than we do, or can offer more attractive compensation packages to candidates, including salary, bonuses, stock, and stock options. If we are unable to recruit and retain a sufficient number of qualified personnel to serve existing and new clients, our ability to expand our client base or services could be impaired and our business would suffer.

The loss of our key client service employees and executive officers could negatively affect us.

        Our performance depends on the continued service of our executive officers, senior managers, and key employees. In particular, we depend on such persons to secure new clients and engagements and to manage our business and affairs. The loss of such persons could result in the disruption of our business and could have a material adverse effect on our business and results of operations. We have not entered into long-term employment contracts with any of our employees and do not maintain key employee life insurance.

Continued or increased employee turnover could negatively affect our business.

        We have experienced employee turnover as a result of (1) dependence on lateral hiring of consultants, (2) travel demands imposed on our consultants, (3) loss of employees to competitors and clients; and (4) reductions in force in our business units as certain areas of our business have seen less demand. Continued or increased employee turnover could materially adversely affect our business and results of operations. In addition, many of our consultants develop strong business relationships with our clients. We depend on these relationships to generate additional assignments and engagements. The loss of a substantial number of consultants could erode our client base and decrease our revenues.

If we are unable to manage shifts in market demand or growth in our business, our business may be negatively impacted.

        Our business has historically grown rapidly, and though our overall revenues have remained flat for the past several years, we have experienced growth and increased demand in certain areas of our business. In response to shifts in market demand and in an effort to better align our business with our markets, we restructured our business units and hired persons with appropriate skills, including salespersons, and reduced our workforce in practice areas experiencing less demand. These market conditions and restructuring efforts have placed new and increased demands on our management personnel. It has also placed significant and increasing demands on our financial, technical and operational resources, and on our information systems. We have also added, in the last year, sales force and have reorganized our selling resources; however there can be no assurance that such efforts will increase our sales effectiveness. If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, or growth or restructuring, our operating results will suffer. To manage any future growth, we must extend our financial reporting and information management systems to our multiple and international office locations and traveling employees, and develop and implement new procedures and controls to accommodate new operations, services and clients. Increasing operational and administrative demands may make it difficult for our senior managers to engage in business development activities and their other day-to-day responsibilities. Further, the addition of new employees and offices to offset any increasing demands may impair our ability to maintain our service delivery standards and corporate culture. In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy. Such changes may result in operational inefficiencies and delays in delivering our services. Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

Changes in the healthcare and pharmaceutical industries could negatively impact our revenues.

        We derive a substantial portion of our revenues from clients in the healthcare industry. As a result, our business and results of operations are influenced by conditions affecting this industry, particularly current trends towards consolidation among healthcare and pharmaceutical organizations. Such consolidation may reduce the number of existing and potential clients for our services. In addition, the resulting organizations could have greater bargaining power, which could erode the current pricing structure for our services. The reduction in the size of our target market or our failure to maintain our pricing goals could have a material adverse effect on our business and financial condition. Finally, each of the markets we serve is highly dependent upon the health of the overall economy. Our clients in each of these markets have experienced significant cost increases and pressures in recent years. Our services are targeted at relieving these cost pressures; however, any continuation or acceleration of current market conditions could greatly impact our ability to secure or retain engagements, the loss of which could have a material adverse effect on our business and financial condition.

        A substantial portion of our revenues has also come from companies in the pharmaceutical industry. Our revenues are, in part, linked to the pharmaceutical industry's research and development expenditures. Should any of the following events occur in the pharmaceutical industry, our business could be negatively affected in a material way:

  •
  Continued adverse changes to the industry's general economic environment;
  •
  Continued consolidation of companies; or
  •
  A decrease in research and development expenditures or pharmaceutical companies' technology expenditures.

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

        We are subject to many risks as a result of the services we provide to our international clients or services we may provide through subcontractors or employees that are located outside of the U.S. Further, in February 2003, we acquired Paragon Solutions, Inc., a U.S. based company with offshore software development centers in India and Vietnam. As a result of this acquisition, we currently have business operations and employees located in Vietnam and India, as well as our existing employees throughout Europe and Japan. If we fail to recruit and retain a sufficient number of qualified employees in each country where we conduct business, our ability to expand internationally or perform our existing services may be impaired and our business could be adversely affected. Our international operations are also subject to a variety of risks, including:

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
  •
  Terrorist attacks;
  •
  Speculation of or the existence of war in the Middle East and Asia;
  •
  Difficulties in enforcing contractual obligations and intellectual property rights;
  •
  Adverse tax consequences;
  •
  Increased costs associated with maintaining international marketing efforts and offices;
  •
  Government regulations and restrictions
  •
  Adverse changes in regulatory requirements; and
  •
  Economic or political instability.

        We have been performing services in Europe for international clients for several years. We ceased performing healthcare consulting services for European clients in 2000, but continue to provide our services in Europe to pharmaceutical clients. We cannot assure you that we will be able to maintain profitability in our European pharmaceutical services, which may materially adversely affect our financial condition, results of operations, and price for our common stock.

        We established our first life sciences branch office in Japan in January 2003. We cannot assure you that our newly established office in Japan will grow successfully, if at all. If we cannot grow our practice, we may not be able to recoup or realize a return on our initial investments in that market and our financial condition and results of operations may be adversely affected.

        In February 2003, we acquired Paragon Solutions, Inc. as a means to implement our global sourcing strategy to provide software development and other information technology services to our clients. If we are unable to realize perceived cost benefits of such a strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted. Further, our recently acquired international operations in Vietnam and India subject our business to a variety of risks and uncertainties unique to operating businesses in these countries, including the risk factors discussed above.

        Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance, and may materially adversely affect our business, financial condition, and results of operations.

If we do not compete effectively in the healthcare and pharmaceutical information services industries, our business will be negatively impacted.

        The market for healthcare and pharmaceutical information technology consulting is very competitive. We have competitors that provide some or all of the services we provide. For example, in strategic consulting services, we compete with international, regional, and specialty consulting firms such as Bearing Point (formerly KPMG Consulting), Cap Gemini Ernst & Young, IBM Global Consulting Services, Wipro Technologies, and Accenture.

        In integration and co-management services, we compete with:

  •
  Information system vendors such as McKesson, Siemens Medical Solutions, and IBM Global Systems,

  •
  Service groups of computer equipment companies,

  •
  Systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, Cap Gemini Ernst & Young, and Computer Sciences Corporation,

  •
  Clients' internal information management departments,

  •
  Other healthcare consulting firms, and

  •
  Other pharmaceutical consulting firms such as Accenture, Cap Gemini Ernst & Young, and Computer Sciences Corporation's consulting division.

        In e-health and e-commerce related services, we compete with the traditional competitors outlined above, as well as newer internet product and service companies. We also compete with companies that provide software development, IT consulting, and other integration and maintenance services, such as Wipro Technologies, Cognizant Technology Solutions Corporation, and Tata Technologies Limited.

        Several of our competitors employ a global sourcing strategy to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide. If we are unable to realize the perceived cost benefits of our recently implemented global sourcing strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted and we may not be able to compete effectively.

        Many of our competitors have significantly greater financial, human, and marketing resources than us. As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than we do. In addition, as healthcare organizations become larger and more complex, our larger competitors may be better able to serve the needs of such organizations. If we do not compete effectively with current and future competitors, we may be unable to secure new and renewed client engagements, or we may be required to reduce our rates in order to compete effectively. This could result in a reduction in our revenues, resulting in lower earnings or operating losses, and otherwise materially adversely affecting our business, financial condition, and results of operations.

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

Our relationships with vendors of software and hardware products could have a negative impact on our ability to secure consulting engagements.

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

        Our consultants and service providers often reside or work in cities or other locations that require them to travel to a client's site to perform and execute the client's project. As a result of the

September 11, 2001 terrorist attacks, air travel has become more time-consuming to business travelers due to increased security, flight delays, reduced flight schedules, and other variables. In addition, the financial health and viability of major U.S. carriers has recently become very questionable. If efficient and cost effective air travel becomes unavailable to our consultants and other employees, or if domestic or international air travel is significantly reduced or halted, we may be unable to satisfactorily perform our client engagements on a timely basis, which could have a materially adverse impact on our business. Further, if our consultants or other employees refuse to utilize air travel to perform their job functions for any reason, our business and reputation would be negatively affected.

If we fail to keep pace with regulatory and technological changes, our business could be materially adversely affected.

        The healthcare and pharmaceutical industries are subject to regulatory and technological changes that may affect the procurement practices and operations of healthcare and pharmaceutical organizations. During the past several years, the healthcare and pharmaceutical industries have been subject to an increase in governmental regulation and reform proposals. These reforms could increase governmental involvement in the healthcare and pharmaceutical industries, lower reimbursement rates or otherwise change the operating environment of our clients. Also, certain reforms that create potential work for us could be delayed or cancelled. Healthcare and pharmaceutical organizations may react to these situations by curtailing or deferring investments, including those for our services. In addition, if we are unable to maintain our skill and expertise in light of regulatory or technological changes, our services may not be marketable to our clients and we could lose existing clients or future engagements. Finally, government regulations, particularly HIPAA, may require our clients to impose additional contractual responsibilities on us, which may make it more costly to perform certain of our engagements and subject us to increased risk in the performance of these engagements, including immediate termination of an engagement.

        Technological change in the network and application markets has created high demand for consulting, implementation, and integration services. If the pace of technological change were to diminish, we could experience a decrease in demand for our services. Any material decrease in demand would materially adversely affect our business, financial condition, and results of operations.

We may be unable to effectively protect our proprietary information and procedures.

        We must protect our proprietary information, including our proprietary methodologies, research, tools, software code, and other information. To do this, we rely on a combination of copyright and trade secret laws and confidentiality procedures to protect our intellectual property. These steps may not protect our proprietary information. In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent, as do the laws of the United States. We are currently providing our services to clients in international markets and have business operations in Europe, Japan, India and Vietnam. Our proprietary information may not be protected to the same extent as provided under the laws of the United States, if at all. The unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition, or results of operations.

We may infringe the intellectual property rights of third parties.

        Our success depends, in part, on not infringing patents, copyrights, and other intellectual property rights held by others. We do not know whether patents held or patent applications filed by third parties may force us to alter our methods of business and operation or require us to obtain licenses from third parties. If we attempt to obtain such licenses, we do not know whether we will be granted licenses or whether the terms of those licenses will be fair or acceptable to us. Third parties may assert infringement claims against us in the future. Such claims may result in protracted and costly litigation, penalties, and fines that could adversely affect our business regardless of the merits of such claims.

Our management may be able to exercise control over matters requiring stockholder approval.

        Our current officers, directors, and other affiliates beneficially own approximately 37% of our outstanding shares of common stock and approximately 49% on a fully diluted basis. As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock and approval of new stock and option plans.

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

        Our board of directors has the authority to issue up to 10,000,000 shares of undesignated preferred stock, to determine the powers, preferences, and rights and the qualifications, limitations, or restrictions granted to or imposed upon any unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. The preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock. Furthermore, any preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the issuance of any preferred stock could depress the market price of our common stock.

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

        We are also subject to the provisions of Section 203 of the Delaware General Corporation Law, which could delay or prevent a change in control of us, impede a merger, consolidation, or other business combination involving us or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control. Any of these provisions, which may have the effect of delaying or preventing a change in control, could adversely affect the market value of our common stock.

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

ITEM 2. PROPERTIES

        Our headquarters is located in Long Beach, California in approximately 28,000 square feet of leased office space. The facility accommodates executive, information technology, administration, and support personnel. We also lease approximately 118,000 square feet in Wayne, Pennsylvania, which houses some of our software development services employees in addition to a portion of our practice support staff. We have an additional 27 leases for smaller local offices throughout the United States and in the United Kingdom, 12 of which are currently subleased to others, or are in the process of being marketed for sublease. Since the completion of our acquisition of Paragon Solutions, Inc. in February 2003, we have additional leases for office space in Atlanta, Georgia, Bangalore, India, and Ho Chi Minh City, Vietnam. Except for our office space located in Wayne, Pennsylvania which is predominantly dedicated to our life sciences business unit, our other office locations are used by all of our business units. Overall, our properties are suitable and adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

        On February 19, 2003, we filed a complaint against Siteworks, LLC for breach of contract. The claim was filed in the United States District Court, Eastern District of Pennsylvania. We are seeking to recover fees and expenses totaling approximately $2.8 million for software development services provided to Siteworks during 2000 through 2002. Siteworks has not responded to the lawsuit; however, prior to the filing of the lawsuit, Siteworks had delivered correspondence to us in January and February 2003 alleging various failures by us and concealment of such failures in the performance of the contract. In its correspondence, Siteworks has alleged that it believes it can recover compensatory, consequential, and punitive damages from us. While we believe we have meritorious claims and defenses against Siteworks, the outcome of our litigation with Siteworks is uncertain. Therefore, we can give no assurances that we will prevail. If Siteworks were to prevail against us and recover consequential and punitive damages from us, our results of operations may be significantly adversely impacted. In addition, the litigation may result in significant expenses and diversion of management time and other resources.

        From time to time, we may be involved in claims or litigation that arise in the normal course of business. Except as described above, we are not currently a party to any legal proceedings, which, if decided adversely to us, would have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2002, no matters were submitted to a vote of the stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Since February 13, 1998, our common stock has been quoted on Nasdaq National Market under the symbol "FCGI." The table below sets forth, for the quarters indicated, the reported high and low sale prices of our common stock reported on the Nasdaq National Market.

	FCG Common Stock
	High	Low
2001
First Quarter	$11.13	$4.77
Second Quarter	14.15	6.60
Third Quarter	10.00	6.40
Fourth Quarter	15.90	8.10
2002
First Quarter	15.65	7.90
Second Quarter	11.05	7.65
Third Quarter	9.50	5.15
Fourth Quarter	7.25	4.61

        As of February 21, 2003, there were approximately 331 record holders of our common stock. Other than dividends previously paid by an acquired company to its individual owner, we have never paid cash dividends on our common stock and presently intend to continue to retain our earnings for use in our business.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected historical consolidated financial information as of December 27, 2002 and December 28, 2001 and for each of the years ended December 27, 2002, December 28, 2001 and December 31, 2000, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 2000, 1999, and 1998 and for the years ended December 31, 1999 and December 31, 1998, have been derived from our audited consolidated financial statements, which are not included in this report.

(in thousands, except per share data)	Years Ended
	December 27, 2002	December 28, 2001	December 31, 2000	December 31, 1999	December 31, 1998
Revenues before reimbursements	$268,013	$266,890	$248,885	$237,563	$196,290
Reimbursements	14,720	17,221	20,842	28,162	23,761

Total revenues	282,733	284,111	269,727	265,725	220,051
Operating expenses excluding restructuring, severance, and impairment charges	271,842	281,965	285,024	246,267	197,887
Restructuring, severance, and impairment charges	7,818	13,511	9,200	3,550	6,041

Income (loss) from operations	3,073	(11,365)	(24,497)	15,908	16,123
Other income (expense):
Interest income, net	889	1,388	2,371	2,601	2,307
Other income (expense), net	(586)	(665)	(997)	3,941	55

Income (loss) before income taxes	3,376	(10,642)	(23,123)	22,450	18,485
Provision (benefit) for income taxes	1,418	(3,754)	(9,249)	7,643	10,234

Net income (loss)	$1,958	$(6,888)	$(13,874)	$14,807	$8,251

Basic net income (loss) per share	$0.08	$(0.29)	$(0.57)	$0.63	$0.38
Diluted net income (loss) per share	$0.08	$(0.29)	$(0.57)	$0.61	$0.36
Weighted average shares used in computing:
Basic net income (loss) per share	24,002	23,558	24,529	23,416	21,567
Diluted net income (loss) per share	24,671	23,558	24,529	24,231	23,010
Balance Sheet Data (at end of period):
Cash and cash equivalents	$27,550	$32,499	$11,429	$29,674	$20,737
Short-term investments	38,796	19,410	15,146	3,726	27,168
Total assets	157,309	145,429	141,996	144,061	130,461
Working capital	83,844	74,154	62,790	71,965	66,919
Long-term debt	—	—	91	146	238
Total stockholders' equity	107,972	102,276	105,262	114,907	92,586

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the consolidated financial statements and notes thereto contained elsewhere in this report. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Such forward looking statements should be read in conjunction with the "Cautionary Statement" made at the beginning of this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in this section and the section entitled "Risks Relating to our Business" set forth in Part I, Item 1 of this report, as well as those discussed elsewhere in this report.

Overview

        We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia. We generate substantially all of our revenues from fees for professional services and IT outsourcing services. We typically bill for our services on an hourly, fixed-fee, or monthly fixed-fee basis as specified by the agreement with a particular client. In our consulting and systems integration businesses ("CSI"), the healthcare and life sciences business units, we establish either standard or target hourly rates for each level of consultant based on several factors including industry and assignment-related experience, technical expertise, skills, and knowledge. For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement. Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our people required to complete the assignment, and the volume of transactions or interactions. Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates that we have charged. Revenues are generally recognized related to the level of services performed based upon the amount of time completed on each assignment versus the projected number of hours required to complete such assignment, or the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment. Provisions are made for estimated uncollectible amounts based on our experience. We may obtain payment in advance of providing services. These advances are recorded as customer advances and reflected as a liability on our balance sheet.

        Out-of-pocket expenses billed and reimbursed by clients are included in total revenues, and then deducted to determine net revenues. For purposes of analysis, all percentages in this discussion are stated as a percentage of net revenues, since we believe that this is the more relevant measure of our business over time.

        Cost of services primarily consists of the salaries, bonuses, and related benefits of client-serving consultants and outsourcing associates, and subcontractor expenses. Selling expenses primarily consist of the salaries, benefits, travel, and other costs of our sales force, as well as marketing and research expenses. General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals, such as: non-billable travel; office space occupancy; information systems; salaries and expenses for executive management, financial accounting and administrative personnel; expenses for firm and business unit governance meetings; recruiting fees, professional development and training; and legal and other professional services. As associate related costs are relatively fixed in the short term, variations in our revenues and operating results in our CSI business can occur as a result of variations in billing margins and utilization rates of our billable associates.

        Our most significant expenses are our human resource and related salary and benefit expenses. As of December 27, 2002, approximately 743 of our employees are billable consultants. Another 709 employees form our firm's outsourcing business. The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services. Non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. Approximately 18% of our workforce, or 323 employees are classified as non-billable. Our cost of services as a percentage of revenues is directly related to several factors, including but not limited to, our consultant utilization, which is the ratio of total billable hours to available hours in a given period, the amount and timing of cost incurred, the billed rate on time and material contracts, or the estimated cost to complete our fixed price contracts. We evaluate our fixed price contracts on a monthly basis by estimating the cost to complete the assignment. We then recognize revenues to achieve a constant margin over the remaining term of the engagement. Under our outsourcing contracts, we are required to provide a specified level of services subject to certain performance measurements. Also, our revenue may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided. If we incur higher costs to provide the required services, or receive less revenue due to reduced transaction volumes, our gross margin can be negatively impacted.

        In our CSI business, we manage consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather, and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration, and demands of the assignment. Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause us to experience lower margins. An unanticipated termination of a major outsourcing contract could result in a significant reduction in revenues. In addition, expansion into new markets and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

Comparison of the Years Ended December 27, 2002 and December 28, 2001

Revenues. Our net revenues increased to $268.0 million for the year ended December 27, 2002, an increase of 0.4% from $266.9 million for the year ended December 28, 2001. The increase was due to two new IT outsourcing engagements that commenced in the second quarter of 2002 offset by a decline in our healthcare and life sciences work resulting from increased competition and difficult market conditions. Further impacting our life sciences business unit is a significant client engagement which will be substantially completed in March 2003. If we do not obtain new engagements and/or follow-up work from this or other clients, we could see a further revenue decline in our life sciences business unit.

        Our total revenues decreased to $282.7 million for the year ended December 27, 2002, a decrease of 0.5% from $284.1 million for the year ended December 28, 2001. The decrease was primarily due to lower reimbursable expenses for our healthcare and life sciences businesses resulting from the declines in their revenues, which require the most travel. Partially offsetting this decline is the increase in net revenues.

Cost of Services. Cost of services increased to $171.7 million for the year ended December 27, 2002, an increase of 3.0% from $166.6 million for the year ended December 28, 2001. The increase was attributable to an increase in the outsourcing staff and subcontractors related to additional outsourcing contracts, partially offset by a decline in the number of consultants in the healthcare and life sciences business units. In the outsourcing business, we employ a major subcontractor on three of our largest contracts. Revenues related to the major subcontracting relationships were $16.0 million and $5.5 million for the years ended December 27, 2002 and December 28, 2001, respectively.

Gross Profit. Gross profit decreased to $96.3 million for the year ended December 27, 2002, a decrease of 3.9% from $100.3 million for the year ended December 28, 2001. This was due to a significant shift in revenue mix from our healthcare and life sciences business units to our outsourcing business unit, which is at a lower margin. Gross profit as a percentage of net revenues decreased from 37.6% for the year ended December 28, 2001 to 35.9% for the year ended December 27, 2002. Our gross profit percentage in healthcare and life sciences increased from 42.6% to 43.9% due to improved consultant utilization and lower revenue writedowns, while our outsourcing gross profit percentage declined from 20.5% to 19.7% due to the higher proportion of subcontractor revenues within our outsourcing revenues.

Selling Expenses. Selling expenses decreased to $28.0 million for the year ended December 27, 2002, a decrease of 8.6% from $30.6 million for the year ended December 28, 2001 due to staff and cost reductions. Selling expenses as a percentage of net revenues decreased from 11.5% for the year ended December 28, 2001 to 10.4% for the year ended December 27, 2002.

General and Administrative Expenses. General and administrative expenses decreased to $57.5 million for the year ended December 27, 2002, a decrease of 14.9% from $67.5 million for the year ended December 28, 2001, due to cost reductions and the elimination of $2.0 million of goodwill amortization. Additionally, fiscal year 2001 general and administrative expense included a $2.1 million bad debt writeoff. General and administrative expenses as a percentage of net revenues decreased from 25.3% for the year ended December 28, 2001 to 21.4% for the year ended December 27, 2002, due to the reduction in costs.

Restructuring, Severance, and Impairment Charges. Restructuring, severance, and impairment charges were $7.8 million for the year ended December 27, 2002, compared to $13.5 million for the year ended December 28, 2001. Restructuring, severance, and impairment charges for the year ended December 27, 2002 included approximately $4.0 million of severance costs related to a reduction in staff of approximately 149 people, and approximately $3.8 million related to facility downsizing. Restructuring, severance, and impairment charges for the year ended December 28, 2001 consisted of $6.4 million of severance costs, approximately $3.1 million related to facility downsizing, and $4.0 million for the impairment of goodwill related to the restructuring of our technology services group within our healthcare business unit.

Interest Income, Net. Interest income, net of interest expense, decreased to $0.9 million for the year ended December 27, 2002 from $1.4 million for the year ended December 28, 2001. Despite our invested cash balances being somewhat higher, interest income was reduced due to lower interest rates. Interest income net of interest expense as a percentage of net revenues decreased to 0.3% for the year ended December 27, 2002 from 0.5% for the year ended December 28, 2001.

Other Expense, Net. Other expense decreased slightly to $0.6 million for the year ended December 27, 2002 compared to $0.7 million for the year ended December 28, 2001.

Income Taxes. The provision for income taxes was 42% for the year ended December 27, 2002, compared to a 35.3% benefit reported for the year ended December 28, 2001. The benefit rate in the prior year was reduced due to the nondeductibility of a portion of the goodwill impairment taken in that year.

Comparison of the Years Ended December 28, 2001 and December 31, 2000

Revenues. Our net revenues increased to $266.9 million for the year ended December 28, 2001, an increase of 7.2% from $248.9 million for the year ended December 31, 2000. This increase was primarily due to growth in our outsourcing business unit revenues.

        Total revenues increased to $284.1 million for the year ended December 28, 2001, an increase of 5.3% from $269.7 million for the year ended December 31, 2000. This increase was primarily due to growth in our outsourcing business unit revenues. Partially offsetting the increase was a decline in reimbursable expenses resulting from a decline in our healthcare business unit consulting revenues, which generally require the most travel.

Cost of Services. Cost of services increased to $166.6 million for the year ended December 28, 2001, an increase of 1.8% from $163.8 million for the year ended December 31, 2000. The increase was attributable to an increase in the outsourcing staff related to the increase in our outsourcing business unit revenues, partially offset by a decline in the number of consultants in the other business units.

Gross Profit. Gross profit increased to $100.3 million for the year ended December 28, 2001, an increase of 17.8% from $85.1 million for the year ended December 31, 2000. Gross profit as a percentage of net revenues increased from 34.2% for the year ended December 31, 2000 to 37.6% for the year ended December 28, 2001. The gross profit percentage increased due to higher consultant utilization in healthcare and life sciences, partially offset by a shift in revenue mix toward outsourcing, which is at a lower margin.

Selling Expenses. Selling expenses increased to $30.6 million for the year ended December 28, 2001, an increase of 3.1% from $29.7 million for the year ended December 31, 2000. Selling expenses as a percentage of net revenues decreased slightly from 11.9% for the year ended December 31, 2000 to 11.5% for the year ended December 28, 2001.

General and Administrative Expenses. General and administrative expenses decreased to $67.5 million for the year ended December 28, 2001, a decrease of 4.6% from $70.7 million for the year ended December 31, 2000, due to cost containment efforts. General and administrative expenses as a percentage of net revenues decreased from 28.4% for the year ended December 31, 2000 to 25.3% for the year ended December 28, 2001, due to the reduction in costs combined with the leveraging effect of the higher level of revenues.

Restructuring, Severance, and Impairment Charges. Restructuring, severance, and impairment charges were $13.5 million for the year ended December 28, 2001 compared to $9.2 million for the year ended December 31, 2000. Restructuring, severance, and impairment charges for the year ended December 28, 2001 included approximately $6.4 million of severance costs related to a reduction in staff of approximately 250 people, approximately $3.1 million related to facility downsizing, and $4.0 million for the impairment of goodwill related to the restructuring of our technology services group within our healthcare business unit. Restructuring, severance, and impairment charges for the year ended December 31, 2000 consisted primarily of severance costs related to a reduction in the U.S. workforce, costs for consolidating and resizing selected offices and costs associated with the closing of our European healthcare operations.

Interest Income, Net. Interest income, net of interest expense, decreased to $1.4 million for the year ended December 28, 2001 from $2.4 million for the year ended December 31, 2000. Despite our invested cash balances being somewhat higher, interest income was reduced due to lower interest rates. Interest income net of interest expense as a percentage of net revenues decreased to 0.5% for the year ended December 28, 2001 from 1.0% for the year ended December 31, 2000.

Other Expense, Net. Other expense decreased slightly to $0.7 million for the year ended December 28, 2001 compared to $1.0 million for the year ended December 31, 2000.

Income Taxes. The benefit for income taxes of 35.3% for the year ended December 28, 2001, decreased from the 40.0% benefit reported for the year ended December 31, 2000 due to the effect of the nondeductibility of a portion of the goodwill impairment taken in fiscal year 2001.

Quarterly Financial Results

        The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 27, 2002, as well as such data expressed as a percentage of our net revenues for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

Unaudited Quarterly Statements of Operations
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues before reimbursements	$63,277	$66,198	$69,606	$68,932
Reimbursements	3,877	3,937	3,487	3,419

Total revenues	67,154	70,135	73,093	72,351
Cost of services before reimbursable expenses	40,073	41,809	45,762	44,021
Reimbursable expenses	3,877	3,937	3,487	3,419

Total cost of services	43,950	45,746	49,249	47,440

Gross profit	23,204	24,389	23,844	24,911
Selling expenses	6,894	6,939	7,079	7,075
General and administrative expenses	14,713	14,769	13,471	14,517
Restructuring, severance and impairment charges	—	7,818	—	—

Income (loss) from operations	1,597	(5,137)	3,294	3,319
Other income (expense):
Interest income, net	208	244	239	198
Other expense, net	(57)	(50)	(232)	(247)

Income (loss) before income taxes	1,748	(4,943)	3,301	3,270
Provision (benefit) for income taxes	734	(2,080)	1,390	1,374

Net income (loss)	$1,014	$(2,863)	$1,911	$1,896

Basic net income (loss) per share	$0.04	$(0.12)	$0.08	$0.08

Diluted net income (loss) per share	$0.04	$(0.12)	$0.08	$0.08

Unaudited Quarterly Statements of Operations
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2001
Revenues before reimbursements	$70,300	$66,206	$65,732	$64,652
Reimbursements	4,986	4,312	4,054	3,869

Total revenues	75,286	70,518	69,786	68,521
Cost of services before reimbursable expenses	43,853	42,094	40,499	40,185
Reimbursable expenses	4,986	4,312	4,054	3,869

Total cost of services	48,839	46,406	44,553	44,054

Gross profit	26,447	24,112	25,233	24,467
Selling expenses	7,859	8,138	7,861	6,750
General and administrative expenses	17,402	16,884	15,592	17,627
Restructuring, severance and impairment charges	—	4,349	—	9,162

Income (loss) from operations	1,186	(5,259)	1,780	(9,072)
Other income (expense):
Interest income, net	411	299	434	244
Other expense, net	(61)	(179)	(209)	(216)

Income (loss) before income taxes	1,536	(5,139)	2,005	(9,044)
Provision (benefit) for income taxes	645	(2,158)	842	(3,083)

Net income (loss)	$891	$(2,981)	$1,163	$(5,961)

Basic net income (loss) per share	$0.04	$(0.13)	$0.05	$(0.25)

Diluted net income (loss) per share	$0.04	$(0.13)	$0.05	$(0.25)

As a Percentage of Net Revenues

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	6.1	5.9	5.0	5.0

Total revenues	106.1	105.9	105.0	105.0
Cost of services before reimbursable expenses	63.3	63.2	65.7	63.9
Reimbursable expenses	6.1	5.9	5.0	5.0

Total cost of services	69.4	69.1	70.7	68.9

Gross profit	36.7	36.8	34.3	36.1
Selling expenses	10.9	10.5	10.2	10.3
General and administrative expenses	23.3	22.3	19.4	21.1
Restructuring, severance and impairment charges	—	11.8	—	—

Income (loss) from operations	2.5	(7.8)	4.7	4.7
Other income (expense):
Interest income, net	0.3	0.4	0.3	0.3
Other expense, net	(0.1)	(0.1)	(0.3)	(0.4)

Income (loss) before income taxes	2.7	(7.5)	4.7	4.6
Provision (benefit) for income taxes	1.1	(3.2)	2.0	2.0

Net income (loss)	1.6%	(4.3)%	2.7%	2.6%

2001
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	7.1	6.5	6.2	6.0

Total revenues	107.1	106.5	106.2	106.0
Cost of services before reimbursable expenses	62.4	63.6	61.6	62.2
Reimbursable expenses	7.1	6.5	6.2	6.0

Total cost of services	69.5	70.1	67.8	68.2

Gross profit	37.6	36.4	38.4	37.8
Selling expenses	11.2	12.3	12.0	10.4
General and administrative expenses	24.7	25.5	23.7	27.3
Restructuring, severance and impairment charges	—	6.6	—	14.2

Income (loss) from operations	1.7	(8.0)	2.7	(14.1)
Other income (expense):
Interest income, net	0.6	0.5	0.7	0.4
Other expense, net	(0.1)	(0.3)	(0.3)	(0.3)

Income (loss) before income taxes	2.2	(7.8)	3.1	(14.0)
Provision (benefit) for income taxes	0.9	(3.3)	1.3	(4.8)

Net income (loss)	1.3%	(4.5)%	1.8%	(9.2)%

        A substantial portion of our expenses, particularly depreciation, office rent, and occupancy costs, and, in the short run, personnel and related costs are relatively fixed. Our quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside our control. These factors may include: the reduction in size, delay in commencement, interruption, or termination of one or more significant engagements or assignments; fluctuations in consultant hiring and utilization; the loss of personnel; the loss of one or more significant clients; the unpredictability of engaging new clients and additional assignments from existing clients; increased competition; timing and collection of fees and payments; write-offs of client billings; consolidation of, and subsequent reduction in the number of, healthcare providers; pricing pressure; the number, timing, and contractual terms of significant client engagements; market demand for our services; delays or increased expenses incurred in connection with existing assignments; variations in the timing of expenses; changes in pricing policies by us or our competitors; changes in our business strategies; variability in the number of business days within a quarter; the timing of certain general and administrative expenses and international currency fluctuations. Due to the foregoing factors, quarterly revenues and operating results are not predictable with any significant degree of accuracy. In particular, the timing between initial client contract and fulfillment of the criteria necessary for revenue recognition can be lengthy and unpredictable, and revenues in any given quarter can be materially adversely affected as a result of such unpredictability. Business practices of clients, such as deferring commitments on new assignments until after the end of fiscal periods, could require us to maintain a significant number of under-utilized consultants, which could have a material adverse effect on our business, financial condition, and results of operations.

        We typically experience a lower number of billable days in certain quarters of the year, particularly the fourth quarter when we encourage our employees to take vacation during the December holidays. Variability in the number of billable days may also result from other factors such as vacation days, sick time, paid and unpaid leave, inclement weather, and holidays, all of which could produce variability in our revenues and costs. In the event of any downturn in potential clients' businesses or the economy in general, planned utilization of our services may be deferred or canceled, which could have a material adverse effect on our business, financial condition, and results of operations. Based on the preceding factors, we may experience a shortfall in revenues or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general, which could have a material adverse effect on the market price of the common stock.

Liquidity and Capital Resources

        During the year ended December 27, 2002, we generated cash flow from operations of $17.7 million and used approximately $2.7 million to acquire a controlling interest in Codigent Solutions Group, Inc., now known as FCG Infrastructure Services, Inc. ("FCGIS") (see Note I of the Notes to Consolidated Financial Statements) and approximately $3.0 million to purchase property and equipment, including computer and related equipment and office furniture. At December 27, 2002, we had cash and marketable investments available for sale of $67.3 million compared to $51.9 million at December 28, 2001.

        We have a revolving line of credit, under which we are allowed to borrow up to $10.0 million at an interest rate of the prevailing prime rate with an expiration date of May 1, 2003. There was no outstanding balance under the line of credit at December 27, 2002.

        Management believes that our existing cash and investments together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months. Our cash and investments are available for capital expenditures (which are budgeted at $7.5 million for 2003), strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise, including approximately $2.4 million in cash that will be disbursed on or subsequent to

January 2004 to purchase the remaining shares of FCGIS that we do not already own (See Note I of the Notes to Consolidated Financial Statements).

        In February 2003, we acquired Paragon Solutions, Inc., a U.S. based provider of onshore and offshore software development services for approximately $4.2 million, of which approximately $4.0 million was paid in shares of restricted FCG common stock and the remainder was paid in cash. We assumed approximately $7.7 million of Paragon's debt which we paid in full in connection with the acquisition. Also, in February 2003, we acquired certain assets of Phyve Corporation, a provider of information security and connectivity software solutions, for $1.3 million in cash.

Critical Accounting Policies and Estimates

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These policies are more fully described in Note A of the Notes to Consolidated Financial Statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost to complete client engagements, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes, restructuring costs, idle facilities, litigation and disputes, and the allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from our estimates and we do not assume any obligation to update any forward-looking information.

        We believe the following critical accounting policies reflect our more significant assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Unbilled Receivables

        Revenues are derived from consulting, system integration, and IT outsourcing services. Revenues are recognized on a time-and-materials, level-of-effort, or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to seven years. The longer-term arrangements are generally level-of-effort or fixed price arrangements.

        Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from level-of-effort arrangements are based upon a fixed price for the level or resources provided. Revenues from fixed fee arrangements are generally recognized on a percentage-of-completion basis. We maintain, for each of our fixed fee contracts, estimates of total revenue and cost over the respective contract term. For purposes of periodic financial reporting on the percentage of completion contracts, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made.

        Revenues recognized on fixed price contracts are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

        As discussed below under "Recent Accounting Pronouncements," as a result of the issuance of Financial Accounting Standards Board Emerging Issues Task Force ("Emerging Issues Task Force" or "EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), we plan to change our method of accounting for revenues from certain fixed-price outsourcing contracts in 2003.

        Although we have time-and-materials contracts, level-of-effort and fixed price contracts, and some contracts with multiple elements, the trend among our clients is increasingly toward fixed price contracts. Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals. Revenues from incentive type arrangements are recognized when it is probable they will be earned.

        As part of our on-going operations to provide services to our customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

        Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. Unbilled amounts arising from contracts recognized using percentage of completion accounting occur when revenues recognized exceed allowable billings in accordance with the contractual agreements. As of December 27, 2002, we had unbillable revenues included in current unbilled receivables of approximately $4.4 million related to contracts utilizing percentage of completion, which were expected to be billed in the following year. In addition, we had long-term unbilled receivables at December 27, 2002, and December 28, 2001 of $8.0 million and $10.3 million, respectively, on a single major outsourcing contract with a term of seven years. The long-term receivable will be billed and collected over the remaining four years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

        Customer advances comprise payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

        With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes account receivables and historical bad debt, customer concentrations, credit worthiness, past collection experience, current economic trends, and changes in our customer payment terms when evaluating the adequacy of doubtful accounts.

Recent Accounting Pronouncements

        In November 2001, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") No. 01-14 Income Statement Characterization of Reimbursements for "out-of pocket" Expenses Incurred. In accordance with the provisions of the announcement, we adjusted revenues and cost of services for all periods reported to include out-of-pocket expenses. Adoption of the provisions of the FASB announcement had no impact on our reported net income (loss) or earnings (loss) per share for either the current period or past periods.

        Effective December 29, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead are to be reviewed at least annually for impairment.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

        In November 2002, the EITF reached a consensus on Issue 00-21, titled "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003. Early adoption is permitted. Alternatively, we are permitted to apply the new standard to all existing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle. We are in the process of reviewing the application of EITF 00-21 to our long term outsourcing contracts. We plan to apply EITF 00-21 to our existing outsourcing arrangements as of the first quarter of 2003 on the cumulative catch up basis. We estimate that we will record a charge, net of tax, of up to $3.0 million, or $0.12 per share. This treatment is not a restatement but would be a one-time impact in the first quarter of adopting the new accounting standard. We expect earnings for the first half of 2003 to be negatively impacted by $0.02 to $0.03 per share before the cumulative effect. We further expect any negative earnings impact of the new accounting standard to be partially offset by a positive impact to earnings in the second half of 2003. Thus, the full year impact to 2003 earnings related to this new accounting standard, excluding the cumulative effect, is expected to range from neutral to slightly dilutive.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. At December 27, 2002, we had no guarantees outstanding.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. At this time, we intend to continue to account for stock-based compensation to our associates using the methods prescribed by Accounting Principles Bulletin (APB) Opinion No. 25, and related interpretations. We have made certain disclosures required by SFAS No. 148 in Note A to our Notes to Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. We have not entered into any transactions or other arrangements which we believe would be considered variable interest entities, and accordingly we expect that the adoption of these provisions will not have a material adverse impact on our consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit. Only the cash and cash equivalents which total $67.3 million at December 27, 2002 present us with market risk exposure resulting primarily from changes in interest rates. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.7 million. Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

        Our borrowings are primarily dependent upon the prevailing prime rate. As of December 27, 2002, we had no borrowings under the revolving line of credit and available borrowing capacity of $10.0 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our annual consolidated financial statements are included in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 28, 2003, either as part of our Proxy Statement for our 2003 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 28, 2003, either as part of our Proxy Statement for our 2003 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 28, 2003, either as part of our Proxy Statement for our 2003 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 28, 2003, either as part of our Proxy Statement for our 2003 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Securities Exchange Act 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

        There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

				Page
(a)	(1)	The following financial statements are filed as part of this Annual Report on Form 10-K:
		•	Consolidated Balance Sheets—December 27, 2002 and December 28, 2001	41
		•	Consolidated Statements of Operations—Years Ended December 27, 2002, December 28, 2001, and December 31, 2000	42
		•	Consolidated Statement of Changes in Stockholders' Equity—For the Three Years Ended December 27, 2002, December 28, 2001, and December 31, 2000	43
		•	Consolidated Statements of Cash Flows—Years Ended December 27, 2002, December 28, 2001, and December 31, 2000	44
		•	Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 27, 2002, December 28, 2001, and December 31, 2000	45
		•	Notes to Consolidated Financial Statements	46
		•	Report of Independent Certified Public Accountants	71
	(2)
		The following financial statement schedule for the years ended December 27, 2002 and December 28, 2001, read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.
		•	Schedule II—Valuation and Qualifying Accounts	72

		Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.
	(3)	The exhibits listed in the Index to Exhibits hereof are attached hereto or incorporated herein by reference and filed as a part of this Report.
(b)	Reports on Form 8-K.
	(1)
		Current Report on Form 8-K filed with the SEC on December 9, 2002 reporting the appointment of a new general manager of our Life Sciences business unit and the resignation of one of our Audit Committee members for family health reasons.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	December 27, 2002	December 28, 2001
ASSETS
Current Assets
Cash and cash equivalents	$27,550	$32,499
Short-term investments	38,796	19,410
Accounts receivable, less allowance of $1,899 and $2,740 in 2002 and 2001, respectively	36,889	34,657
Unbilled receivables	13,264	13,963
Deferred income taxes, net	6,198	7,834
Prepaid expenses and other	2,110	1,571

Total current assets	124,807	109,934
Notes receivable—stockholders	657	753
Long-term investments	2,200	1,200
Property and equipment
Furniture, equipment, and leasehold improvements	7,505	8,033
Information systems equipment	21,123	26,838

	28,628	34,871
Less accumulated depreciation and amortization	20,104	24,237

	8,524	10,634
Other assets
Executive benefit trust	6,059	6,246
Unbilled long term receivables	8,059	10,250
Deferred income taxes, net	3,147	2,433
Goodwill, net	3,282	3,587
Intangibles, net	214	—
Other	360	392

	21,121	22,908

Total assets	$157,309	$145,429

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,652	1,723
Accrued liabilities	14,660	11,470
Accrued restructuring	7,578	6,595
Accrued vacation	6,868	6,453
Accrued incentive compensation	2,328	4,280
Customer advances	7,877	5,259

Total current liabilities	40,963	35,780
Non-current liabilities
Supplemental executive retirement plan	6,351	6,510
Minority interest	2,023	863

Total non-current liabilities	8,374	7,373
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,073,089 and 23,715,719 shares issued and outstanding at December 27, 2002 and December 28, 2001, respectively	24	24
Additional paid in capital	92,461	90,215
Retained earnings	17,853	15,895
Deferred compensation—stock incentive agreements	(621)	(1,134)
Notes receivable—stockholders	(1,076)	(1,780)
Accumulated other comprehensive loss	(669)	(944)

Total stockholders' equity	107,972	102,276

Total liabilities and stockholders' equity	$157,309	$145,429

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 27, 2002	December 28, 2001	December 31, 2000
Revenues before reimbursements	$268,013	$266,890	$248,885
Reimbursements	14,720	17,221	20,842

Total revenues	282,733	284,111	269,727
Cost of services before reimbursable expenses	171,665	166,631	163,753
Reimbursable expenses	14,720	17,221	20,842

Total cost of services	186,385	183,852	184,595

Gross profit	96,348	100,259	85,132
Selling expenses	27,987	30,608	29,686
General and administrative expenses	57,470	67,505	70,743
Restructuring, severance, and impairment charges	7,818	13,511	9,200

Income (loss) from operations	3,073	(11,365)	(24,497)
Other income (expense):
Interest income, net	889	1,388	2,371
Other expense, net	(586)	(665)	(997)

Income (loss) before income taxes	3,376	(10,642)	(23,123)
Provision (benefit) for income taxes	1,418	(3,754)	(9,249)

Net income (loss)	$1,958	$(6,888)	$(13,874)

Basic net income (loss) per share	$0.08	$(0.29)	$(0.57)

Shares used in computing basic net income per share	24,002	23,558	24,529
Diluted net income (loss) per share	$0.08	$(0.29)	$(0.57)

Shares used in computing diluted net income per share	24,671	23,558	24,529

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—
For the Three Years Ended December 27, 2002, December 28, 2001, and December 31, 2000
(in thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid In Capital	Retained Earnings		Deferred Compensation	Notes Receivable— Stockholders
	Shares	Amount						Total
Balance, December 31, 1999:	23,943	$24	$99,993	$36,657	$(75)	$(5,495)	$(16,197)	$114,907
Issuance of Common Stock under the RSAs	528	—	4,238	—	—	(1,172)	(2,854)	212
Compensation recognized under the RSAs	—	—	—	—	—	1,079	—	1,079
Compensation recognized under the RSAs due to stock vesting acceleration	—	—	500	—	—	—	—	500
Common Stock released under the ASPP	409	1	1,436	—	—	—	—	1,437
Common Stock released under the ASOP	—	—	255	—	—	—	—	255
Interest income on stockholders' notes receivable	—	—	—	—	—	—	(1,001)	(1,001)
Exercise of stock options	91	—	512	—	—	—	—	512
Stock repurchases	(124)	—	(944)	—	—	265	679	—
Common Stock issued in connection with business acquisition and investment	222	—	2,000	—	—	—	—	2,000
Net loss	—	—	—	(13,874)	—	—	—	(13,874)
Rescission of Common Stock under the RSA's	(1,332)	(1)	(15,306)	—	—	2,473	12,834	—
Refund of loan repayments made under RSA's	—	—	(229)	—	—	—	—	(229)
Unrealized gain on securities	—	—	—	—	90	—	—	90
Foreign currency translation adjustments	—	—	—	—	(626)	—	—	(626)

Balance, December 31, 2000:	23,737	24	92,455	22,783	(611)	(2,850)	(6,539)	105,262
Compensation recognized under the RSAs	—	—	—	—	—	349	—	349
Loan repayments under the RSAs	—	—	—	—	—	—	647	647
Reclassification of RSA loan repayment to tax loan	—	—	—	—	—	140	(582)	(442)
Tax loan repurchases	(62)	—	(489)	—	—	—	—	(489)
Common Stock released under the ASPP	153	—	693	—	—	—	—	693
Interest income on stockholders' notes receivable	—	—	—	—	—	—	(155)	(155)
Tax benefits attributed to exercised stock options	—	—	787	—	—	—	—	787
Exercise of stock options	231	1	1,776	—	—	—	—	1,777
Stock repurchases	(61)	—	(375)	—	—	88	287	—
Common Stock issued in connection with business acquisition and investment	133	—	1,068	—	—	—	—	1,068
Net loss	—	—	—	(6,888)	—	—	—	(6,888)
Rescission of Common Stock under the RSAs	(415)	(1)	(5,700)	—	—	1,139	4,562	—
Unrealized gain on securities	—	—	—	—	18	—	—	18
Foreign currency translation adjustments	—	—	—	—	(351)	—	—	(351)

Balance, December 28, 2001:	23,716	24	90,215	15,895	(944)	(1,134)	(1,780)	102,276
Compensation recognized under the RSAs	—	—	—	—	—	105	—	105
Loan repayments under the RSAs	—	—	—	—	—	97	456	553
Reclassification of deferred compensation	—	—	(259)	—	—	259	—	—
Reclassification of RSA loan repayment to tax loan	—	—	—	—	—	—	—	—
Tax loan repurchases	(8)	—	(57)	—	—	—	—	(57)
Common Stock released under the ASPP	253	—	1,557	—	—	—	—	1,557
Interest income on stockholders' notes receivable	—	—	—	—	—	—	(208)	(208)
Tax benefits attributed to exercised stock options	—	—	372	—	—	—	—	372
Exercise of stock options	186	—	1,141	—	—	—	—	1,141
Stock repurchases	(74)	—	(508)	—	—	52	456	—
Net income	—	—	—	1,958	—	—	—	1,958
Unrealized gain (loss) on securities	—	—	—	—	(31)	—	—	(31)
Foreign currency translation adjustments	—	—	—	—	306	—	—	306

Balance, December 27, 2002	24,073	$24	$92,461	$17,853	$(669)	$(621)	$(1,076)	$107,972

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 27, 2002	December 28, 2001	December 31, 2000
Cash flows from operating activities:
Net income (loss):	$1,958	$(6,888)	$(13,874)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,087	6,435	6,395
Goodwill amortization	—	1,918	1,524
Intangible amortization	90	—	—
Goodwill impairment	2,143	3,980	1,441
Write down of investments	—	244	900
Provision for bad debts	(258)	2,516	1,267
Deferred income taxes	1,043	(3,502)	(4,671)
Loss (gain) on sale of assets	184	459	(23)
Minority interest in net income	679	520	149
Compensation from stock issuances	105	349	1,579
Interest income on notes receivable—stockholders	(328)	(155)	(1,004)
Change in assets and liabilities:
Accounts receivable	(1,153)	1,464	2,411
Unbilled receivables	699	3,502	(1,728)
Prepaid expenses and other	(534)	274	721
Income tax receivable	—	2,232	(2,232)
Unbilled long term receivable	2,191	758	(11,008)
Other assets	56	148	132
Accounts payable	(138)	201	648
Accrued liabilities	3,714	4,385	2,605
Accrued restructuring	983	2,645	2,228
Accrued vacation	415	721	1,064
Accrued incentive compensation	(1,952)	997	(1,149)
Customer advances	2,414	(1,027)	2,972
Income tax payable	—	—	(2,180)
Supplemental executive retirement plan	(159)	548	(411)
Other	437	(688)	(547)

Net cash provided by (used in) operating activities	17,676	22,036	(12,791)

Cash flows from investing activities:
Purchase of investments	(58,303)	(66,833)	(62,807)
Proceeds from sale/maturity of investments	37,948	65,633	63,263
Purchase of property and equipment	(3,011)	(3,728)	(5,016)
Acquisition of business, net of cash and cash equivalents	(2,668)	(262)	(3,000)

Net cash used in investing activities	(26,034)	(5,190)	(7,560)

Cash flows from financing activities:
Principal payments on long term debt	—	(145)	(55)
Proceeds from issuance of capital stock, net	2,794	3,257	2,044
Proceeds from note receivables and tax loan payments	615	1,112	117

Net cash provided by financing activities	3,409	4,224	2,106

Net change in cash and cash equivalents	(4,949)	21,070	(18,245)
Cash and cash equivalents at beginning of period	32,499	11,429	29,674

Cash and cash equivalents at end of period	$27,550	$32,499	$11,429

Cash paid during the period for:
Interest	$69	$55	$88
Income taxes	$1,837	$797	$1,315

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended
	December 27, 2002	December 28, 2001	December 31, 2000
Net income (loss)	$1,958	$(6,888)	$(13,874)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	306	(351)	(626)
Unrealized holding gains (losses) on securities during period:	(31)	18	90

Other comprehensive income (loss)	275	(333)	(536)

Comprehensive income (loss)	$2,233	$(7,221)	$(14,410)

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        First Consulting Group, Inc. and its subsidiaries (the "Company") is a provider of information technology consulting services and outsourcing services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company's services are designed to assist its clients in increasing operations effectiveness by reducing cost, improving customer service, and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services. The Company's services and consultants are supported by internal research and a centralized information system, which provides real-time access to current industry and technology information, project methodologies, experiences, and tools.

Principles of Consolidation

        The consolidated financial statements include the accounts of First Consulting Group, Inc. and its subsidiaries. All material intercompany accounts and transactions have been eliminated. In fiscal year 2001, the Company changed its fiscal year from a calendar year to a 52 or 53 week period ending on the last Friday of December.

Use of Estimates

        In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes, restructuring costs, litigation and disputes, and the allowance for doubtful accounts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The Company's actual results may differ from its estimates and the Company does not assume any obligation to update any forward-looking information.

Cash and Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which are three to five years for information systems equipment, and three to ten years for furniture and equipment. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever are shorter.

        Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations. Expenditures for repairs and maintenance are charged to operations as incurred.

Revenue Recognition and Unbilled Receivables

        Revenues are derived from consulting, system integration, and IT outsourcing services. Revenues are recognized on a time and materials, level-of-effort, or percentage-of-completion basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. The Company determines if the fee is fixed and determinable and collectibility is reasonably assured based on its judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to seven years. The longer-term arrangements are generally level-of-effort or fixed price arrangements.

        Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from level-of-effort arrangements are based upon a fixed price for the level of resources provided. Revenues from fixed fee arrangements are generally recognized on a percentage-of-completion basis. The Company maintains, for each of its fixed fee contracts, estimates of total revenue and cost over the respective contract term. For purposes of periodic financial reporting on the percentage of completion contracts, the Company accumulates total actual costs incurred to date under the contract. The ratio of those actual costs to its then-current estimate of total costs for the life of the contract is then applied to its then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized. The Company follows this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made.

        Revenues recognized on fixed price contracts are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of work to be performed, does not complete its projects within the planned periods of time, or does not satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions in the Company's contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

        As discussed below under "Recent Accounting Pronouncements," as a result of the issuance of Financial Accounting Standards Board Emerging Issues Task Force ("Emerging Issues Task Force" or "EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), the Company plans to change its method of accounting for revenues from certain fixed-price outsourcing contracts in 2003.

        Although the Company has time-and-material contracts, level-of-effort and fixed price contracts, and some contracts with multiple elements, the trend among its clients is increasingly toward fixed price contracts. Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals. Revenues from incentive type arrangements are recognized when it is probable they will be earned.

        As part of the Company's on-going operations to provide services to its customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

        Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. Unbilled amounts arising from contracts recognized using percentage of completion accounting occur when revenues recognized exceed allowable billings in accordance with the contractual agreements. As of December 27, 2002, the Company had unbillable revenues included in current unbilled receivables of approximately $4.4 million related to contracts utilizing percentage of completion, which were expected to be billed in the following year. In addition, the Company had long-term unbilled receivables at December 27, 2002, and December 28, 2001 of $8.0 million and $10.3 million, respectively, on a single major outsourcing contract with a term of seven years. The long-term receivable will be billed and collected over the remaining four years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

        Customer advances comprise payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

        With regard to amounts billed, allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected.

Income Taxes

        The Company accounts for income taxes on the liability method, under which deferred tax liabilities (assets) are determined based on the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) from the beginning to the end of the year. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.

Other Income/Expense

        Other expenses, shown net in the accompanying statements of operations, primarily consists of the elimination of net income related to minority interests in consolidated subsidiaries, and, in 2000, the reduction in the carrying value of an equity investment. At December 27, 2002, such minority interests consist of certain minority partners' 19.9% interest in FCGMS, the Company's Health Delivery information technology outsourcing business, and 47.65% interest in FCG Infrastructure Services, Inc. (Codigent Solutions Group).

Stock-Based Compensation

        The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure provisions of

Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), and Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123 ("SFAS 148"). SFAS 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

        The following table presents pro forma net income (loss) had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS 123.

(in thousands, except per share data)		Years Ended
		December 27, 2002	December 28, 2001	December 31, 2000
Net income (loss)	As reported	$1,958	$(6,888)	$(13,874)
	Pro forma	(1,045)	(11,034)	(19,582)
Basic earnings (loss) per share	As reported	$0.08	$(0.29)	$(0.57)
	Pro forma	$(0.04)	$(0.47)	$(0.80)
Diluted earnings (loss) per share	As reported	$0.08	$(0.29)	$(0.57)
	Pro forma	$(0.04)	$(0.47)	$(0.80)

        The fair value of the options granted under the plan in 2002, 2001, and 2000 calculated using the Black-Scholes pricing model were $5.57, $5.20, and $4.98 per share, respectively. The following assumptions were used in the Black-Scholes pricing model: expected dividend yield 0%, risk-free interest rate ranging from 2.75% to 7.5%, expected volatility factor of 1.0, and an expected life ranging from six to seven years. Pro forma net income (loss) reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation expense is reflected over the options' vesting period, and compensation expense for options granted prior to January 1, 1995 is not considered.

        For the years ended December 27, 2002, December 28, 2001, and December 31, 2000, compensation expense recognized in income for stock-based employee compensation related to the grant of below market options was $41,000, $194,000, and $187,000 respectively. (See Note J—Stock Incentive Agreements).

        With regard to certain options or stock issued prior to the initial public offering, the Company recorded a charge to deferred compensation when it granted options or sold stock to officers or employees at an exercise price which was less than the fair market value of such shares. Amounts recorded as deferred compensation are amortized over the appropriate service period based upon the vesting schedule for such grants (generally ten years).

Basic and Diluted Net Income (Loss) Per Share

        Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that stock options and warrants were converted or exercised. Stock options and warrants are not considered when computing net loss per share. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Credit Risks

        Financial instruments that subject the Company to concentrations of credit risks consist primarily of cash and cash equivalents and billed and unbilled accounts receivable. The Company's clients are primarily involved in the healthcare and pharmaceutical industries. Concentrations of credit risk with respect to billed and unbilled accounts receivable are mitigated, to some degree, based upon the Company's credit evaluation process and the nature of its clients.

        The healthcare and life sciences industries may be affected by economic factors which may impact accounts receivable. In addition, the Company had a long-term unbilled receivable at December 27, 2002 of $8.0 million on a single outsourcing contract, which will be paid down over a four year period. Management does not believe that any single customer or geographic area represents significant credit risk.

        The Company's cash equivalents consist primarily of short-term money market deposits. The Company has deposited its cash equivalents with reputable financial institutions, from which the Company believes the risk of loss to be remote. The Company principally maintains its cash balances in financial institutions located in Long Beach, California and Philadelphia, Pennsylvania. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 27, 2002, the Company had balances in these two institutions in excess of the insured amounts of approximately $9.6 million and $1.1 million, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Fair Value of Financial Instruments

        Management believes the fair value of financial instruments approximates their carrying amounts. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. Investments available for sale are carried at fair value. Management believes the fair values of stockholders' notes receivable approximate their carrying values based on current rates for instruments with similar characteristics.

        The Company accounts for its marketable equity securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of marketable equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable equity securities held by the Company have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses are recorded based on the specific identification method.

Goodwill & Intangible Assets

        Effective December 29, 2001, the Company adopted SFAS 141 and SFAS 142. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead are to be reviewed at least annually for impairment. Prior to the adoption of SFAS 141, goodwill was amortized over the estimated useful life.

        The Company evaluates goodwill and intangible assets for impairment, as well as the related amortization periods for intangibles with definite lives, to determine whether adjustments to these amounts or estimated useful lives are required based on current events and circumstances. The evaluation is based on the Company's projection of the undiscounted future operating cash flows of the underlying assets. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of related assets, a charge is recorded to reduce the carrying amount to equal projected future discounted cash flows.

        Goodwill is tested for impairment annually, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.

        The following summarizes the net income (loss) and earnings per share for the years ended December 27, 2002, December 28, 2001, and December 31, 2000 adjusted to exclude amortization expense, net of taxes (in thousands, except per share data):

	Years Ended
	December 27, 2002	December 28, 2001	December 31, 2000
Net income (loss):
Reported net income (loss)	$1,958	$(6,888)	$(13,874)
Goodwill amortization, net of tax	—	1,576	1,020

Adjusted net income (loss)	$1,958	$(5,312)	$(12,854)

Basic net income (loss) per share:
Reported basic net income (loss) per share	$0.08	$(0.29)	$(0.57)
Goodwill amortization, net of tax	—	0.07	0.04

Adjusted basic net income (loss) per share	$0.08	$(0.22)	$(0.53)

Diluted net income (loss) per share:
Reported diluted net income (loss) per share	$0.08	$(0.29)	$(0.57)
Goodwill amortization, net of tax	—	0.07	0.04

Adjusted diluted net income (loss) per share	$0.08	$(0.22)	$(0.53)

        The changes in the net carrying amounts of goodwill for the year ended December 27, 2002 are as follows (in thousands):

	Healthcare	Life Sciences	Outsourcing	Total
Balance as of December 28, 2001	$2,143	$1,444	$—	$3,587
Acquired	827	14	987	1,828
Impaired	(2,143)	—	—	(2,143)
Currency translation adjustment	—	10	—	10

Balance as of December 27, 2002	$827	$1,468	$987	$3,282

        As part of the acquisition of Codigent Solutions Group, Inc. in our outsourcing business unit (see Note I), the Company allocated $304,000 of the excess over book value to an intangible asset with a finite life of four years. The intangible asset is subject to amortization as follows (in thousands):

	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
FCGIS	48 months	$304	$(90)	$214

        The estimated future amortization expense as of December 27, 2002 is as follows (in thousands):

Fiscal Year
2003	$102
2004	80
2005	32

$214

Foreign Currency Translation

        Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

Reclassifications

        Certain reclassifications have been made to the 2000 and 2001 financial statements to conform to the 2002 presentation.

Recent Accounting Pronouncements

        In November 2001, FASB issued EITF No. 01-14 Income Statement Characterization of Reimbursements for "out-of pocket" Expenses Incurred. In accordance with the provisions of the announcement, the Company adjusted revenues and cost of services for all periods reported to include out-of-pocket expenses. Adoption of the provisions of the FASB announcement had no impact on reported net income (loss) or earnings (loss) per share for either the current period or past periods.

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

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

        In November 2002, the EITF reached a consensus on Issue 00-21, titled "Accounting for Revenue Arrangements with Multiple Deliverables", which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003. Early adoption is permitted. Alternatively, companies are permitted to apply the new standard to all existing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. At December 27, 2002, the Company had no guarantees outstanding.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002. At this time, the Company intends to continue to account for stock-based compensation to its associates using the methods prescribed by APB Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in the Notes to Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company has not entered into any transactions or other arrangements which they believe would be considered variable interest entities and accordingly expects that the adoption of these provisions will have no impact on the Company's consolidated results of operations or financial position.

NOTE B—INVESTMENTS

        Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity as a component of other comprehensive income. The net unrealized holding gain decreased $47,000 in 2002. The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities (which are marketable fixed income securities) held at December 27, 2002 and December 28, 2001 are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2002	$39,794	$2	$—	$39,796
2001	$19,361	$49	$—	$19,410

        The following table lists the maturities of fixed income securities held at December 27, 2002:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in one year or less	$38,794	$38,796
Due after one year through five years	1,000	1,000

	$39,794	$39,796

        Additionally, the Company has $1.2 million of non marketable equity investments, valued at the lower of cost or estimated fair value, which are included in long-term investments.

NOTE C—INCOME TAXES

        The provision for income taxes consists of the following:

	Years Ended
(in thousands)	December 27, 2002	December 28, 2001	December 31, 2000
Current:
Federal	$(314)	$42	$(5,212)
State	342	(120)	272

Total current	28	(78)	(4,940)
Deferred:
Federal	1,223	(3,283)	(3,547)
State	167	(393)	(762)

Total deferred	1,391	(3,676)	(4,309)

Provision for income taxes	$1,418	$(3,754)	$(9,249)

        Deferred tax assets and deferred tax liabilities consist of the following:

	As of
(in thousands)	December 27, 2002	December 28, 2001
Deferred tax assets:
Depreciation	$48	$46
Reserve for uncollectible receivables	488	1,940
Supplemental executive retirement plan contributions	2,585	2,617
Accrued liabilities	5,818	5,802
Net operating loss	98	243
Tax credits	278	—
Other	218	352

Total deferred tax assets	9,533	11,000
Deferred tax liabilities:
Stock based compensation	222	292
Inside buildup on life insurance	(75)	400
Other	41	41

Total deferred tax liabilities	188	733

Total net deferred tax assets	$9,345	$10,267

The balance sheet classifications of deferred taxes are as follows:
Current deferred asset (liability)	$6,198	$7,834
Non-current deferred asset	3,147	2,433

Total net deferred tax assets	$9,345	$10,267

        As a result of the following items, the total provision for income taxes was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	Years Ended
	December 27, 2002	December 28, 2001	December 31, 2000
Federal income tax (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
Changes due to:
State franchise tax, net of federal income tax benefit	7.4	(4.4)	(3.3)
Non-deductible goodwill	—	7.2	(1.0)
Meals and entertainment	7.1	3.0	1.7
Tax exempt interest	(6.1)	(1.9)	(1.3)
Life insurance proceeds	1.8	—	—
Other	(3.2)	(4.2)	(1.1)

	42.0%	(35.3)%	(40.0)%

        The Company has state net operating loss carryforwards of approximately $1.9 million, expiring principally in years 2005 through 2010. These carryforwards are available to offset future state taxable income.

NOTE D—NOTES RECEIVABLE—STOCKHOLDERS

        Notes receivable from stockholders consist primarily of loans provided to corporate officers ("officers") at the level of vice president and above for the purchase of shares of common stock (see Note J). Notes received in exchange for common stock have been classified as a reduction of stockholders' equity. In addition, prior to the Company's initial public offering in February 1998, the Company provided such officers with notes to cover the exercise price and associated taxes related to the exercise of stock options. Notes are non-interest bearing and have been discounted using imputed annual interest rates from 4.94% to 6.36%. The notes are secured by each officer's holdings of FCG common stock and are full-recourse.

        All loans are due in ten years. In addition, the Company generally requires participants to pay, each year, the greater of 10% of the outstanding amounts or 50% of the after tax amount of any annual bonus received by them to repay outstanding amounts of the notes. Stockholders' notes receivable received in exchange for common stock were $1,454,000 and $2,366,000 as of December 27, 2002 and December 28, 2001, respectively. Discount for imputed interest on these notes receivable was $378,000 and $586,000 as of December 27, 2002 and December 28, 2001, respectively. Amortization of deferred compensation resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers for the purchase of shares of common stock was $65,000 and $176,000 for the years ended December 27, 2002 and December 28, 2001, respectively. Stockholders' notes receivable related to advances to officers for payment of taxes associated with stock option exercises were $707,000 and $923,000 as of December 27, 2002 and December 28, 2001, respectively. Discount for imputed interest on these notes receivable was $50,000 and $170,000 as of December 27, 2002 and December 28, 2001, respectively. During fiscal year 2002, FCG permitted certain officers to use 81,949 shares of FCG common stock at current market value to pay off $512,000 of these loans.

        In December 2000, FCG eliminated its requirement that all vice presidents purchase and hold shares of FCG common stock, based on legal and other factors including a lawsuit by a former employee alleging that such requirement was not legally permissible. At that time, FCG offered to rescind each stock loan transaction made to each current and former vice president. The rescissions which occurred in late 2000 decreased the shares outstanding by approximately 1.3 million shares, along with the elimination of $15.3 million of stock purchases loans made by FCG. Additional rescissions that occurred in early 2001 decreased the number of shares outstanding by 0.4 million shares along with the elimination of $5.7 million of stock purchase loans. The rescissions did not have a material impact on FCG's cash position or balance sheet, nor did FCG recognize any operating or one-time charges from these rescissions.

NOTE E—SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        On January 1, 1994 the Company adopted the Supplemental Executive Retirement Plan (the "SERP"). The SERP was amended on January 1, 1996 and on July 1, 1998. The SERP is administered by the Board of Directors or a committee appointed by the Board of Directors.

        Each of our vice presidents participates in the SERP. The Board of Directors or a committee appointed by the Board of Directors may also designate other officers for participation in the compensation reduction portion of the SERP. Participation is conditioned on the submission of a completed enrollment form.

        Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 10% of annual base salary. The Company may make a voluntary "FCG contribution" for any year in an amount determined by the Board to the account of SERP participants. FCG contributions vest 10% for each year of service (with up to five years service credit for participants who were vice presidents on January 1, 1994), provided that FCG contributions fully vest upon a change in control of the Company or upon a participant's death, disability, or attainment of age 65. Company contributions to the SERP were $870,000, $400,000, and $1,414,000 for the years ended December 27, 2002, December 28, 2001, and December 31, 2000, respectively. The contribution for 2001 was reduced to an unusually low level due to substantial forfeitures of unvested amounts contributed in prior years.

        The contributions to the SERP are invested by the Company in variable life insurance contracts. Management believes that the participants' account balance, cash surrender value of life insurance, and death benefits will be sufficient to satisfy the Company's obligations under the SERP.

NOTE F—RESTRUCTURING, SEVERANCE AND IMPAIRMENT CHARGES

        Restructuring, severance, and impairment costs of $7,818,000, $13,511,000, and $9,200,000 were incurred in 2002, 2001, and 2000, respectively. The costs incurred in 2002 included severance costs of $4.0 million and facility downsizing of $3.8 million. Of this $7.8 million charge, approximately $3.0 million was disbursed from the $4.0 million accrual for staff reductions and approximately $0.8 million was disbursed from the $3.8 million accrual for facility downsizing. The costs incurred in 2001 included severance costs related to a reduction in staff of approximately 250 people, facility downsizing, and the impairment of goodwill related to the restructuring of the technology services group within the healthcare business unit. The costs incurred in 2000 were primarily attributable to the shutdown of FCG'S European healthcare operations, the separation of approximately 150 U.S. employees due to the contraction in the healthcare delivery market, and the related consolidation and resizing of selected offices.

        The restructuring liability activity through December 27, 2002 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Asset Impairment	Total
Reserve balance at December 31, 1999	$1,129	$593	$—	$1,722
Provision	4,145	1,451	3,604	9,200
Cash payments and asset write-downs	(2,856)	(512)	(3,604)	(6,972)

Reserve balance at December 31, 2000	2,418	1,532	—	3,950
Provision	6,445	3,086	3,980	13,511
Cash payments and asset write-downs	(5,676)	(1,210)	(3,980)	(10,866)
Change in estimate	(450)	450

Reserve balance at December 28, 2001	2,737	3,858	—	6,595
Provision	4,018	3,800		7,818
Cash payments	(5,662)	(1,173)		(6,835)

Reserve balance at December 27, 2002	$1,093	$6,485	$—	$7,578

NOTE G—COMMITMENTS AND CONTINGENCIES

        The Company leases its office facilities, certain office space, and living accommodations for consultants on short-term projects under operating leases that expire at various dates through 2008. At December 27, 2002, the Company was obligated under non-cancelable operating leases with future minimum rentals as follows (in thousands):

Years Ending:
2003	$5,721
2004	4,308
2005	3,969
2006	3,756
2007	3,410
Thereafter	1,468

$22,632

        Rent expense aggregated $6,102,000, $6,553,000, and $6,135,000 for the years ended December 27, 2002, December 28, 2001, and December 31, 2000 respectively.

        The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operation.

NOTE H—STOCK OPTIONS

        A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price

Outstanding at December 31, 1999	4,143,592	$11.43
Granted	2,369,331	7.79
Exercised	(91,341)	5.61
Canceled	(1,407,055)	13.19

Outstanding at December 31, 2000	5,014,527	9.32
Granted	970,110	8.35
Exercised	(231,281)	6.80
Canceled	(929,506)	11.02

Outstanding at December 28, 2001	4,823,850	8.96
Granted	1,506,000	8.58
Exercised	(186,336)	5.54
Canceled	(747,042)	10.04

Outstanding at December 27, 2002	5,396,472	$8.82

        At December 27, 2002, December 28, 2001, and December 31, 2000, 2,720,326, 2,164,251, and 1,365,886 options were exercisable, respectively, at weighted average exercise prices of $9.04, $9.13, and $9.99, respectively. The following table summarizes information about stock options outstanding at December 27, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.94 to $6.00	1,230,544	6.73	$5.49	891,174	$5.39
$6.16 to $6.85	1,042,443	9.09	$6.62	218,935	$6.31
$6.95 to $9.00	1,162,999	7.96	$8.22	467,062	$8.06
$9.06 to $11.00	1,032,635	7.38	$10.09	554,010	$10.15
$11.13 to $23.63	899,851	6.82	$14.70	563,863	$14.86
$23.86 to $27.75	28,000	5.47	$25.47	25,282	$25.46
$0.94 to $27.75	5,396,472	7.59	$8.82	2,720,326	$9.04

NOTE I—BUSINESS COMBINATIONS

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

Consideration paid	$6,100,000
Fair value of liabilities assumed	82,000
Fair value of tangible assets	(181,000)

Goodwill	$6,001,000

        At December 28, 2001, the Company wrote off the remaining $4.0 million of unamortized Doghouse goodwill as impaired as a result of the Company's restructuring of the technology services group within the healthcare business unit.

Codigent Solutions Group, Inc.

        On May 31, 2002, the Company acquired a controlling interest of 52.35% in Codigent Solutions Group, Inc., now known as FCG Infrastructure Services, Inc. (FCGIS), a provider of value added information technology solutions to hospitals and other healthcare delivery organizations, for $2.6 million. The acquisition was accounted for using the purchase method of accounting and the allocation of the price is as follows:

Consideration paid		$2,617,000
Book value of equity	$1,010,000
Interest purchased	52.35%

Equity purchased		529,000

Excess over book value		$2,088,000

        The $2.1 million of excess over book value has been allocated between goodwill and intangible assets of $1.8 million and $0.3 million, respectively. In accordance with SFAS No. 142, goodwill and purchased intangibles with indefinite useful lives acquired after June 30, 2001 are not amortized but will be reviewed at least annually for impairment. Purchased intangible assets with finite lives are amortized on a straight line basis over the respective useful lives.

        The Company has agreed under certain conditions to acquire the remaining shares on or about January 2004 for at least $2.4 million for a minimum purchase price of $5.0 million. In addition, the remaining outstanding shareholders may receive up to an additional $5.0 million in restricted Company stock based on FCGIS satisfying revenue, operating, and performance targets in the fourth quarter of 2003.

        The accounts of Doghouse and FCG Infrastructure Services, Inc. have been included in the accompanying financial statements for the period from their respective purchase dates through December 27, 2002. Pro forma information as if these acquisitions had occurred on January 1, 1999 has not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

NOTE J—STOCK INCENTIVE AGREEMENTS

1994 Restricted Stock Plan and Agreements

        On December 15, 1997, the Board of Directors adopted an amendment to the 1994 Restricted Stock Plan (as amended the "1994 Plan") and Restricted Stock Agreement ("RSA"). The stockholders approved the 1994 Plan and RSAs on January 15, 1998. The 1994 Plan provided a mechanism for the purchase and sale of common stock by its vice presidents. The 1994 Plan is administered by the Company's Board of Directors or a committee appointed by the Board.

        Under the 1994 Plan, through November 2000, the Company entered into RSAs with each of its officers. Through that date, the 1994 Plan and RSAs provided that each person, upon becoming an officer of the Company, must purchase and hold a specific minimum number of shares of common stock.

        Shares purchased under such RSAs are generally subject to a 7-year vesting period beginning the date upon which an individual became an officer and vest annually upon the completion of each year of service. Automatic acceleration of vesting occurs upon death or permanent disability of an officer and upon certain changes in ownership of the Company. Acceleration of vesting also occurs once the officer attains the age of 59 and has held the shares for at least three years.

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

        Shares acquired under RSAs are nontransferable, with the exception of transfers for certain estate planning and charitable gift purposes. An officer may also sell unencumbered shares of common stock on the public market.

        The shares were paid for with a non-interest bearing promissory note secured by the shares of stock held by the officer, with recourse against the officer's personal assets for 100% of the outstanding balance in excess of the value of the security.

        In December 2000, the Company eliminated its requirement that all vice presidents purchase and hold shares of FCG common stock, based on legal and other factors including a lawsuit by a former employee alleging that such requirement was not legally permissible. At that time, the Company offered to rescind each stock loan transaction made to each current and former vice president. The rescissions which occurred in late 2000 decreased the shares outstanding by approximately 1.3 million shares, along with the elimination of $15.3 million of stock purchases loans made by the Company. Additional rescissions that occurred in early 2001 decreased the number of shares outstanding by 0.4 million shares along with the elimination of $5.7 million of stock purchase loans. The rescissions did not have a material impact on the Company's cash position or balance sheet, nor did the Company recognize any operating or one-time charges from these rescissions.

Non-Qualified Stock Option Agreement

        Effective January 1, 1996, and restated January 1, 1997, the Company executed and adopted a non-qualified stock option agreement for certain officers. The principal terms of the agreement provided that for each share of stock purchased at fair market value, the stockholder was granted one exercisable stock option which allowed the stockholder to purchase additional shares at a price below the fair market value of the common stock. During 1997 and 1996, 215,176 and 366,168 shares, respectively, were granted under the provisions of the agreement and stockholders exercised options on 364,728 and 127,416 shares of common stock, respectively. Deferred compensation of $512,000 and $737,000 was recorded for the years ended December 31, 1997 and 1996, respectively, related to the granting of options under this agreement. Compensation expense related to the amortization of the deferred compensation on these options approximated $18,000, $79,000, and $69,000 for the years ended December 27, 2002, December 28, 2001, and December 31, 2000, respectively.

        Effective December 19, 1995, the Company executed and adopted a non-qualified stock option agreement for certain vice presidents. The principal terms of the agreement provided that for each share of stock purchased at fair market value of the common stock, the stockholder was granted two exercisable stock options which allow the stockholder to purchase additional shares at approximately 20% of the fair market value of the common stock. During 1995, 1,279,440 stock options were granted under the provisions of the agreement and vice presidents exercised options for 733,008 shares of common stock. Compensation expense related to these options approximated $23,000, $115,000, and $118,000 for the years ended December 27, 2002, December 28, 2001, and December 31, 2000, respectively. At December 31, 1997, all below market stock options had been exercised and no below market options have been issued since.

Other Equity Plans

        On August 22, 1997, the Board adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan") and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors' Plan"). In June 2000, the shareholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 4,500,000 shares, and in June 2001, shareholders approved on an amendment to increase the number of shares under the 1997 Equity Plan to 5,250,000. Stock awards issued under the 1997 Equity Plan generally vest over a four and five-year term from the date of grant. Under the 1997 Equity Plan, the Company granted employees 1,459,000, 570,250, and 1,391,307 options to purchase common stock at an exercise price equal to the market price of common stock on the date of grant in the years ended December 27, 2002, December 28, 2001, and December 31, 2000, respectively. As of December 27, 2002, and December 28, 2001, 1,726,700 and 1,449,962 of these options were exercisable, respectively. The Company had no stock appreciation rights issued or outstanding for the years ended December 27, 2002 and December 28, 2001.

        The 1997 Directors' Plan provides for non-discretionary stock option grants to directors of the Company who are not employed by the Company or an affiliate. Each person who, on the date of adoption of the 1997 Directors' Plan, was then a non-employee director of the Company automatically received an option to purchase 20,000 shares of common stock. Each person thereafter elected as a non-employee director receives an option to purchase 4,000 shares of common stock when first elected. On January 1 of each year, each person who is a non-employee director is automatically granted an additional option to purchase 4,000 shares of common stock. All options issued under the 1997 Directors' Plan have an exercise price equal to market price of common stock on the date of grant and expire ten years after the date of grant. The initial 20,000 share grants vest over five years following the date of grant; all 4,000 share grants vest over the 12 months following the date of grant. Under the plan, in the years ended December 27, 2002, December 28, 2001, and December 31, 2000, respectively, the Company granted 32,000, 32,000, and 32,000 options to purchase common stock at an exercise price equal to the market price of the common stock on date of grant. These options vest over the twelve months following the date of grant. As of December 27, 2002, 211,661 of these shares are exercisable.

        Under the Company's amended 1989 Stock Option Plan (a plan carried over from the Company's 1998 merger with ISCG), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant, vest over 5 years and generally expire ten years from the date of grant. The number of shares of common stock authorized for issuance under the plan from is 1,270,500 shares. Under the plan, the Company granted employees no stock options in the fiscal years ended December 27, 2002, and December 28, 2001. In the year ended December 31, 2000, the Company granted employees 43,496 options to purchase common stock at an exercise price equal to the market price of the common stock on the date of grant. As of December 27, 2002, December 28, 2001, and December 31, 2000, 257,472, 259,558 and 261,860 of the options were exercisable, respectively.

        On August 4, 1999, the Company's Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the "1999 Non-Officer Plan"). The Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to employees who are not officers of the Company. Stock options granted under the Plan are granted at fair market value of FCG common stock as of the date of grant, and generally vest over four and five years, and expire ten years following the date of grant. Under the Plan, the Company granted non-officer employees 25,500 and 902,200 options to purchase common stock at an exercise price equal to the market price of the common stock on the date of grant in the years ended December 28, 2001, and December 31, 2000 respectively. There were no such options granted in the year ended December 27, 2002. As of December 27, 2002, and December 28, 2001, 376,028 and 285,737 of the options were exercisable, respectively.

        In May 2000, the Board of FCG Doghouse ("FCGDH"), a 94% owned subsidiary of FCG, adopted the FCG Doghouse Equity Incentive Plan (the "DH Plan") and authorized the issuance of up to 7,500,000 shares. Stock awards issued under the DH Plan vest over four years from the date of grant. Under the DH Plan, the Company granted employees 4,707,018 options to purchase common stock at an exercise price equal to the appraised value ($0.78 per share) of FCGDH common stock on the date of grant in the year ended December 31, 2000. On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to the Company. In connection with this transaction, the Company assumed the DH Plan and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of the Company's common stock for each 1,000 shares available for issuance under the DH Plan. The exchange rate was based on a three-day trading average of the Company's common stock following its public announcement of its first fiscal quarter financial results and a per share value for Doghouse as negotiated between the Company and the former minority stockholder of Doghouse. The total number of shares of the Company's common stock available for issuance under the DH Plan is 585,000, of which 341,580 were subject to outstanding options as of July 1, 2001. The weighted average exercise price for the outstanding options is $9.95 per share.

NOTE K—ASSOCIATE 401(K) AND STOCK PURCHASE PLANS

        Under FCG's 401(k) plan ("401(k) Plan"), participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($11,000 in 2002, $10,500 in 2001 and 2000) and have the amount of such reduction contributed to the 401(k) Plan. In addition, the Company may make contributions to the 401(k) Plan on behalf of participants. Company contributions may be matching contributions allocated based on each participant's compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant's compensation, or allocated to some or all participants on a per capita basis.

        The 401(k) Plan is intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, so that contributions by employees or by the Company to the 401(k) Plan, and income earned thereon are not taxable until withdrawn and so that contributions by the Company, if any, will be deductible by the Company when made. Participants become vested in company contributions under two graded vesting schedules, so that matching and per capita contributions are fully vested after five years of service and profit sharing contributions are fully vested after seven years of service.

        The Company allows its employees to individually determine whether they want to receive Company contributions in FCG stock or in cash. For those employees who choose to receive stock, the Company makes its matching contributions in cash, and the 401(k) Plan uses the cash to purchase FCG stock on the open market. Compensation expense for the 401(k) match was approximately $5.4 million, $5.7 million, and $5.6 million for the years ended December 27, 2002, December 28, 2001, and December 31, 2000, respectively. The Company's practice is to net unvested amounts forfeited by terminated employees against the current year 401(k) match. Had the Company not had these forfeitures, the compensation expense would have been approximately $6.1 million, $6.2 million, and $6.3 million in 2002, 2001, and 2000, respectively.

        In fiscal year 2000, the Board of Directors and the Company's shareholders approved the Associate Stock Purchase Plan (the "ASPP") under which 500,000 shares of the Company's common stock could be sold to employees. Under the Plan, employees can elect to have between 1% and 10% of their earnings withheld to be applied to the purchase of these shares. The purchase price under the ASPP is generally a 15% discount from the lesser of the market price on the beginning or purchase date of the offering periods under the ASPP. In fiscal year 2000, the Company issued 341,756 of the 500,000 authorized shares. In 2001, the Company's shareholders increased the number of authorized shares to 1,000,000 and the Company issued another 152,921 shares to employees under the ASPP. In fiscal year 2002, there were no additional shares added to the ASPP and the Company issued another 255,483 shares to employees under the ASPP.

NOTE L—NOTES PAYABLE

        The Company has a $10.0 million revolving line of credit which is available through May 1, 2003, at the bank's prevailing prime rate. The balance outstanding on this line of credit was zero at December 27, 2002 and December 28, 2001. Borrowings on the line are collaterized by all of the Company's deposit accounts, accounts receivable, and equipment. Under the line of credit agreement, the Company is required to pay a fee equal to 0.25% per annum on the average daily-unused balance and maintain selected financial ratios.

NOTE M—DISCLOSURE OF SEGMENT INFORMATION

        The Company currently has three reportable operating segments: healthcare (which is the delivery of consulting and systems integration services to health delivery, health plan, and government clients), life sciences (which is the delivery of consulting and systems integration services to pharmaceutical and other life sciences clients), and outsourcing (which is the delivery of outsourcing services to clients). The Company's segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services. The amount of revenues attributed to each segment is accounted for by splitting the revenues on each client engagement based upon the hourly rates charged to the client for the services of each segment. Costs are not transferred across segments.

        The Company evaluates its segments' performance based on revenues and operating income. Selling and general and administrative expense (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), are to some extent managed at the corporate level and allocated to each operating segment based on either net revenues and/or actual usage.

        The following segment information is for the years ended December 27, 2002, December 28, 2001, and December 31, 2000. Fiscal year 2002 expenses are broken out by segment through the income from operations line. It was impractical to restate the prior years on a similar basis. Prior year data is comparable to 2002 at the gross profit level.

(in thousands) 2002	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$111,876	$68,411	$87,726	$—	$268,013
Reimbursements	12,762	1,792	166		14,720

Total revenues	124,638	70,203	87,892		282,733
Cost of services before reimbursable expenses	63,417	37,785	70,463		171,665
Reimbursable expenses	12,762	1,792	166		14,720

Total cost of services	76,179	39,577	70,629		186,385
Gross profit	48,459	30,626	17,263		96,348
Selling expenses	14,258	9,121	3,603	1,005	27,987
General & administrative expenses	25,710	19,564	9,965	2,231	57,470
Restructuring, severance, and impairment charges	1,837	5,866	—	115	7,818

Income from operations	$6,654	$(3,925)	$3,695	$(3,351)	$3,073

2001	Healthcare	Life Sciences	Outsourcing	Totals
Revenues before reimbursements	$131,918	$74,456	$60,516	$266,890
Reimbursements	15,209	1,965	47	17,221

Total revenues	147,127	76,421	60,563	284,111
Cost of services before reimbursable expenses	72,232	46,307	48,092	166,631
Reimbursable expenses	15,209	1,965	47	17,221

Total cost of services	87,441	48,272	48,139	183,852
Gross profit	59,686	28,149	12,424	100,259
Selling expenses				30,608
General & administrative expenses				67,505
Restructuring, severance, and impairment charges				13,511

Loss from operations				$(11,365)

2000	Healthcare	Life Sciences	Outsourcing	Totals
Revenues before reimbursements	$139,879	$68,135	$40,871	$248,885
Reimbursements	16,481	4,361	—	20,842

Total revenues	156,360	72,496	40,871	269,727
Cost of services before reimbursable expenses	88,410	44,260	31,083	163,753
Reimbursable expenses	16,481	4,361	—	20,842

Total cost of services	104,891	48,621	31,083	184,595
Gross profit	51,469	23,875	9,788	85,132
Selling expenses				29,686
General & administrative expenses				70,743
Restructuring, severance, and impairment charges				9,200

Loss from operations				$(24,497)

        The Company offers its services primarily in the United States and through subsidiaries in Europe. The following table illustrates the geographical breakdown of revenues (in thousands):

Geographic Segments	2002	2001	2000
Total revenues:
North America	$272,957	$277,423	$261,863
Europe	9,776	6,688	7,864

	$282,733	$284,111	$269,727

Long-lived assets:
North America	$10,923	$13,678	$23,055
Europe	883	543	605

	$11,806	$14,221	$23,660

        The Company earned greater than 10% of revenues from one outsourcing client for the years ended December 27, 2002, December 28, 2001, and December 31, 2000. Revenues from this client comprised 12%, or $32.8 million of total revenues in 2002, 11%, or $31.6 million of total revenues in 2001, and 15%, or $41.5 million of total revenues in 2000.

NOTE N—NET INCOME (LOSS) PER SHARE

        The following represents a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Years Ended
	December 27, 2002	December 28, 2001	December 31, 2000
Net income (loss)	$1,958	$(6,888)	$(13,874)
Basic shares	24,002	23,558	24,529
Effect of dilutive options and warrants	669	—	—

Diluted shares	24,671	23,558	24,529

Net income (loss) per common share:
Basic	$0.08	$(0.29)	$(0.57)
Diluted	$0.08	$(0.29)	$(0.57)

        The effect of dilutive options and warrants excludes 2,745,074 anti-dilutive options with exercise prices ranging from $8.51 to $27.75 per share in 2002, 4,823,850 anti-dilutive options with exercise prices ranging from $0.82 to $27.75 per share in 2001, and 5,014,527 anti-dilutive options with exercise prices ranging from $0.82 to $27.75 per share in 2000.

NOTE O—SHARE PURCHASE RIGHTS PLAN

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

        Upon the occurrence of (i) a public announcement that a person, entity, or affiliated group has acquired beneficial ownership of 15% or more of the outstanding Common Shares (an "Acquiring Person") or (ii) generally 10 business days following the commencement of, or announcement of an intention to commence, a tender offer or exchange offer the consummation of which would result in any person or entity becoming an Acquiring Person, the Rights become exercisable. At that time, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which are void), will for a 60-day period have the right to receive upon exercise that number of shares of Company common stock having a market value of two times the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold to an Acquiring Person, its associates or affiliates, each holder of a Right will thereafter have the right to receive, upon the exercise thereof at the then current exercise price of the

Right, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the exercise price of the Right.

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

NOTE P—UNAUDITED QUARTERLY FINANCIAL DATA

(in thousands, except per share data) 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues before reimbursements	$63,277	$66,198	$69,606	$68,932
Reimbursements	3,877	3,937	3,487	3,419

Total revenues	67,154	70,135	73,093	72,351
Cost of services before reimbursable expenses	40,073	41,809	45,762	44,021
Reimbursable expenses	3,877	3,937	3,487	3,419

Total cost of services	43,950	45,746	49,249	47,440

Gross profit	23,204	24,389	23,844	24,911
Selling expenses	6,894	6,939	7,079	7,075
General and administrative expenses	14,713	14,769	13,471	14,517
Restructuring, severance, and impairment charges	—	7,818	—	—

Income (loss) from operations	1,597	(5,137)	3,294	3,319
Other income (expense):
Interest income, net	208	244	239	198
Other expense, net	(57)	(50)	(232)	(247)

Income (loss) before income taxes	1,748	(4,943)	3,301	3,270
Provision (benefit) for income taxes	734	(2,080)	1,390	1,374

Net income (loss)	$1,014	$(2,863)	$1,911	$1,896

Basic net income (loss) per share	$0.04	$(0.12)	$0.08	$0.08

Diluted net income (loss) per share	$0.04	$(0.12)	$0.08	$0.08

(in thousands, except per share data) 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues before reimbursements	$70,300	$66,206	$65,732	$64,652
Reimbursements	4,986	4,312	4,054	3,869

Total revenues	75,286	70,518	69,786	68,521
Cost of services before reimbursable expenses	43,853	42,094	40,499	40,185
Reimbursable expenses	4,986	4,312	4,054	3,869

Total cost of services	48,839	46,406	44,553	44,054

Gross profit	26,447	24,112	25,233	24,467
Selling expenses	7,859	8,138	7,861	6,750
General and administrative expenses	17,402	16,884	15,592	17,627
Restructuring, severance, and impairment charges	—	4,349	—	9,162

Income (loss) from operations	1,186	(5,259)	1,780	(9,072)
Other income (expense):
Interest income, net	411	299	434	244
Other expense, net	(61)	(179)	(209)	(216)

Income (loss) before income taxes	1,536	(5,139)	2,005	(9,044)
Provision (benefit) for income taxes	645	(2,158)	842	(3,083)

Net income (loss)	$891	$(2,981)	$1,163	$(5,961)

Basic net income (loss) per share	$0.04	$(0.13)	$0.05	$(0.25)

Diluted net income (loss) per share	$0.04	$(0.13)	$0.05	$(0.25)

        In the fourth quarter of 2001, the Company reported a $9.2 million charge for restructuring, severance, and impairment. Additionally, the Company reserved $2.8 million ($2.1 million of which is included in general and administrative expenses and $0.7 million in cost of services) for an investment in a start-up software development firm in which FCG provided the systems development for that company.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Consulting Group, Inc.

We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and subsidiaries as of December 27, 2002 and December 28, 2001, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 27, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 27, 2002 and December 28, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 27, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective December 29, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ GRANT THORNTON LLP

Irvine, California
February 13, 2003

Schedule II—Valuation and Qualifying Accounts
(in thousands)

Years Ended	Description	Balance at Beginning of Period	Provision Charged (Credited) to Income	Accounts Written Off	Balance at End of Period
December 27, 2002	Accounts receivable allowance	$2,740	$(256)	$(585)	$1,899
December 28, 2001	Accounts receivable allowance	$3,331	$2,516	$(3,107)	$2,740
December 31, 2000	Accounts receivable allowance	$2,064	$1,316	$(49)	$3,331

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

	By:	/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum, Chief Executive Officer
Date: March 25, 2003

        KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Luther J. Nussbaum and Michael J. Puntoriero, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

        Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on our behalf in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2003
/s/ MICHAEL J. PUNTORIERO Michael J. Puntoriero	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003
/s/ PHILIP H. OCKELMANN Philip H. Ockelmann	Vice President and Controller (Principal Accounting Officer)	March 25, 2003
/s/ MICHAEL P. DOWNEY Michael P. Downey	Director	March 25, 2003
/s/ STEVEN HECK Steven Heck	Director	March 25, 2003
/s/ STEVEN LAZARUS Steven Lazarus	Director	March 25, 2003
/s/ DAVID S. LIPSON David S. Lipson	Director	March 25, 2003

/s/ STANLEY R. NELSON Stanley R. Nelson	Director	March 25, 2003
/s/ F. RICHARD NICHOL F. Richard Nichol	Director	March 25, 2003
/s/ STEPHEN E. OLSON Stephen E. Olson	Director	March 25, 2003
/s/ FATIMA J. REEP Fatima J. Reep	Director	March 25, 2003
/s/ JACK O. VANCE Jack O. Vance	Director	March 25, 2003

CERTIFICATIONS

I, Michael J. Puntoriero, certify that:

        1.    I have reviewed this annual report on Form 10-K of First Consulting Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ MICHAEL J. PUNTORIERO Michael J. Puntoriero Executive Vice President and Chief Financial Officer

I, Luther J. Nussbaum, certify that:

        1.    I have reviewed this annual report on Form 10-K of First Consulting Group, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum Chairman and Chief Executive Officer

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
10.10	Credit Agreement between FCG and Wells Fargo Bank, dated December 18, 1997 (incorporated by reference to Exhibit 10.10 to FCG's Form S-1).
10.11	FCG 2000 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to FCG's 1999 Form 10-K).
10.11.1	FCG 2000 Associate Stock Purchase Plan Offering adopted October 26, 1999, as amended (incorporated by reference to Exhibit 10.11.1 to FCG's Annual Report on form 10-K filed March 28, 2002).
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

10.14
Master Information Services Agreement dated January 23, 2001, between FCG Management Services, LLC and the Trustees of the University Of Pennsylvania, a non-profit corporation incorporated under the laws of Pennsylvania, owner and operator of the University of Pennsylvania Health System and its Affiliates (incorporated by reference to Exhibit 99.1 to FCG's current report on Form 8-K, dated March 7, 2001).
10.15
Letter Agreement dated May 17, 2001, between the Company and F. Richard Nichol for Consulting Services (incorporated by reference to Exhibit 10.15 of FCG's Quarterly Report on Form 10-Q filed August 14, 2001).
10.16	Letter Agreement dated December 17, 2001 between the Company and First Ticket Travel (incorporated by reference to Exhibit 10.16 of FCG's Annual Report on Form 10-K filed March 28, 2002)
10.17
Consulting Agreement dated December 13, 2001 between the Company and Nichol Clinical Technologies Corp (incorporated by reference to Exhibit 10.17 of FCG's Annual Report on Form 10-K filed March 28, 2002)
10.18	Doghouse Enterprises, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of FCG's Annual Report on Form 10-K filed March 28, 2002)
10.18.1
Doghouse Enterprises, Inc. 2000 Equity Incentive Plan form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) (incorporated by reference to Exhibit 10.18.1 of FCG's Annual Report on Form 10-K filed March 28, 2002)
10.19	First Consulting Group, Inc. Associate 401(k) and Stock Ownership Plan (incorporated by reference to Exhibit 10.1 of FCG's Quarterly Report on Form 10-Q filed August 12, 2002).
10.20	Letter Agreement with David S. Lipson regarding extension of registration rights (incorporated by reference to Exhibit 10.2 of FCG's Quarterly Report on Form 10-Q filed August 12, 2002).
10.21
Consulting Agreement dated September 1, 2002 between FCG CSI, Inc. dba First Consulting Group and Nichol Clinical Technologies Corp (incorporated by reference to Exhibit 10.1 of FCG's Quarterly Report on Form 10-Q filed November 11, 2002).
10.22	Lease agreement between WHTR Real Estate Limited Partnership, as landlord, and Integrated Systems Consulting Group, Inc. (acquired by Registrant), as tenant dated May 1998
10.23	Letter Agreement dated December 20, 2002 between the Company and First Ticket Travel, Inc.
10.24	Integrated Systems Consulting Group, Inc. Amended and Restated Stock Option Plan
10.24.1	Form of Incentive Stock Option Grant Agreement
10.24.2	Form of Non-Qualified Stock Option Grant Agreement
11.1	Statement of Computation of Earnings (Loss) per Share for FCG (contained in "Notes to Consolidated Financial Statements—Note N—Net Income Per Share" of this Report).
21.1	Subsidiaries of FCG.
23.1	Consent of Grant Thornton LLP.
24.1	Power of Attorney (contained on the signature page of this Report).
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  Cautionary Statement
  ITEM 1. BUSINESS
  General
  Clients and Services
  Life Sciences Business Unit
  Healthcare Business Unit
  Outsourcing Services Business Unit
  Sales and Marketing
  Research and Practice Support
  Competition
  Limited Protection of Proprietary Information and Procedures
  Employees
  Vendor Relationships
  Other Information
  Risks Relating to our Business
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Overview
  Comparison of the Years Ended December 27, 2002 and December 28, 2001
  Comparison of the Years Ended December 28, 2001 and December 31, 2000
  Quarterly Financial Results
Unaudited Quarterly Statements of Operations (in thousands, except per share data)
Unaudited Quarterly Statements of Operations (in thousands, except per share data)
As a Percentage of Net Revenues
  Liquidity and Capital Resources
  Critical Accounting Policies and Estimates
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY— For the Three Years Ended December 27, 2002, December 28, 2001, and December 31, 2000 (in thousands)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Nature of Business
  Doghouse
  Codigent Solutions Group, Inc.
  1994 Restricted Stock Plan and Agreements
  Non-Qualified Stock Option Agreement
  Other Equity Plans
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Schedule II—Valuation and Qualifying Accounts (in thousands)
SIGNATURES
CERTIFICATIONS
INDEX TO EXHIBITS