Form 10-Q
period 2003-03-28
FIRST CONSULTING GROUP INC
filed 2003-05-12
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003,

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,773,016
(Class)	(Outstanding at April 25, 2003)

First Consulting Group, Inc.

Part I.    Financial Information

Item 1. Financial Statements and Notes (Unaudited)

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 28, 2003	December 27, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,321	$27,550
Short-term investments	34,873	38,796
Accounts receivable, less allowance of $1,769 and $1,899 in the periods ended March 28, 2003 and December 27, 2002, respectively	27,369	36,889
Unbilled receivables	15,620	13,264
Deferred income taxes	6,198	6,198
Prepaid expenses and other current assets	3,132	2,110
Total current assets	110,513	124,807

Notes receivable – stockholders	610	657
Long-term investments	2,200	2,200
Property and equipment:
Furniture, equipment, and leasehold improvements	7,597	7,505
Information systems equipment	21,176	21,123
	28,773	28,628
Less accumulated depreciation and amortization	18,935	20,104
	9,838	8,524

Other assets:
Executive benefit trust	5,988	6,059
Unbilled long-term receivables	7,015	8,059
Deferred income taxes	3,147	3,147
Goodwill, net	13,898	3,282
Intangibles, net	895	214
Other	878	360
	31,821	21,121
Total assets	$154,982	$157,309

See accompanying notes.

	March 28, 2003	December 27, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,112	$1,652
Accrued liabilities	10,883	14,660
Accrued restructuring	6,284	7,578
Accrued vacation	7,458	6,868
Accrued incentive compensation	1,967	2,328
Customer advances	7,043	7,877
Total current liabilities	36,747	40,963
Non-current liabilities:
Supplemental executive retirement plan	6,179	6,351
Minority interest	712	2,023
Total non-current liabilities	6,891	8,374
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shared issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,816,723 shares issued and outstanding at March 28, 2003 and 24,073,089 shares issued and outstanding at December 27, 2002	25	24
Additional paid-in capital	97,383	92,461
Retained earnings	15,937	17,853
Deferred compensation-stock incentive agreements	(507)	(621)
Notes receivable-stockholders	(820)	(1,076)
Accumulated other comprehensive loss	(674)	(669)
Total stockholders’ equity	111,344	107,972
Total liabilities and stockholders’ equity	$154,982	$157,309

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	(unaudited)
	March 28, 2003	March 29, 2002

Revenues before reimbursements	$70,130	$63,277
Reimbursements	3,613	3,877
Total revenues	73,743	67,154

Cost of services before reimbursable expenses	47,587	40,073
Reimbursable expenses	3,613	3,877
Total cost of services	51,200	43,950

Gross profit	22,543	23,204

Selling expenses	7,269	6,894
General and administrative expenses	14,577	14,713
Income from operations	697	1,597
Other income (expense):
Interest income, net	276	208
Other income (expense), net	201	(57)
Income before income taxes	1,174	1,748
Provision for income taxes	493	734
Income before cumulative effect of change in accounting principle, net of tax	681	1,014
Cumulative effect of change in accounting principle, net of tax of $1,881	(2,597)	—
Net income (loss)	$(1,916)	$1,014

Net income (loss) per share:
Basic:
Income before cumulative effect of change in accounting principle, net of tax	0.03	0.04
Cumulative effect of change in accounting principle, net of tax	(0.11)	—
Net income (loss) per share	$(0.08)	$0.04
Diluted:
Income before cumulative effect of change in accounting principle, net of tax	0.03	0.04
Cumulative effect of change in accounting principle, net of tax	(0.11)	—
Net income (loss) per share	$(0.08)	$0.04
Weighted average shares used in computing:
Basic net income (loss) per share	24,495	23,897
Diluted net income (loss) per share	24,648	25,166

See accompanying notes.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	(unaudited)
	March 28, 2003	March 29, 2002
Cash flows from operating activities:
Net income (loss):	$(1,916)	$1,014
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	2,597	—
Depreciation and amortization	1,221	1,364
Intangible amortization	55	—
Provision for bad debts, net of adjustments	(170)	71
Loss on sale of assets	26	9
Minority interest in net income (loss)	(199)	85
Compensation from stock issuances	33	20
Interest income on notes receivable – stockholders	(34)	(27)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	10,686	8,010
Unbilled receivables	(7,306)	(6,330)
Prepaid expenses and other	(1,022)	(537)
Unbilled long term receivable	404	388
Other assets	269	106
Accounts payable	1,448	1,388
Accrued liabilities	(3,109)	(688)
Accrued restructuring	(1,294)	(1,693)
Accrued vacation	590	639
Accrued incentive compensation	(361)	(718)
Customer advances	(866)	(665)
Supplemental executive retirement plan	(172)	138
Other	305	(284)
Net cash provided by operating activities:	1,185	2,290
Cash flows from investing activities:
Proceeds from sale/maturity of investments	3,923	(163)
Purchase of property and equipment	(1,471)	(833)
Acquisition of businesses, net of cash acquired	(8,952)	—
Net cash used in investing activities	(6,500)	(996)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	668	1,286
Proceeds from notes receivable and tax loan payments	418	120
Net cash provided by financing activities	1,086	1,406
Net change in cash and cash equivalents	(4,229)	2,700
Cash and cash equivalents at beginning of period	27,550	32,499
Cash and cash equivalents at end of period	$23,321	$35,199

Cash paid during the period for:
Interest	$9	$2
Income taxes	$155	$189

See accompanying notes.

Notes to Consolidated Financial Statements

1.                                      Basis of Presentation

The consolidated balance sheets of First Consulting Group, Inc. (the “Company”) at March 28, 2003 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended March 28, 2003 and March 29, 2002 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at March 28, 2003 and the results of operations and cash flows for the three-month periods ended March 28, 2003 and March 29, 2002.  The results of operations and cash flows for the three months ended March 28, 2003 are not necessarily indicative of the results to be expected for the year ending December 26, 2003.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 27, 2002 included in the Company’s Annual Report on Form 10-K.

2.                                      Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (“SFAS No. 148”).  SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The following table presents pro forma net income (loss) had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

		Three Months Ended
		March 28, 2003	March 29, 2002
Net income (loss), as reported		$(1,916)	$1,014
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax		(643)	(742)
Pro forma net income (loss)		$(2,559)	$272

Basic earnings (loss) per share	As reported	$(0.08)	$0.04
	Pro forma	$(0.10)	$0.01

Diluted earnings (loss) per share	As reported	$(0.08)	$0.04
	Pro forma	$(0.10)	$0.01

3.                                      Disclosure of Segment Information

The Company currently has three reportable operating segments:  healthcare (which is the delivery of consulting and systems integration (“CSI”) services to health delivery, health plan, and government clients), life sciences (which is the delivery of CSI services to pharmaceutical and other life sciences clients), and outsourcing (which is the delivery of information technology outsourcing services to clients).  The Company’s segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services.  The amount of CSI revenues attributed to each segment is accounted for by splitting the revenues on each client engagement based upon the hourly rates charged to the client for the services of each segment.  Costs are not transferred across segments.

The Company evaluates its segments’ performance based on revenues and operating income.  Selling and general and administrative expense (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), to some extent, are managed at the corporate level and allocated to each operating segment based on either net revenues, actual usage, or other reasonable allocation methods.

The following segment information is for the quarters ended March 28, 2003 and March 29, 2002 (in thousands):

For the three months ended March 28, 2003:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$27,699	$17,937	$24,494	$—	$70,130
Reimbursements	2,813	456	344	—	3,613

Total revenues	30,512	18,393	24,838	—	73,743
Cost of services before reimbursable expenses	16,383	9,634	21,570	—	47,587
Reimbursable expenses	2,813	456	344	—	3,613

Total cost of services	19,196	10,090	21,914	—	51,200
Gross profit	11,316	8,303	2,924	—	22,543
Selling expenses	4,402	2,016	737	114	7,269
General & administrative expenses	6,046	5,320	2,934	277	14,577
Income (loss) from operations	$868	$967	$(747)	$(391)	$697

For the three months ended March 29, 2002:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$28,843	$17,521	$16,913	$—	$63,277
Reimbursements	3,292	536	49	—	3,877

Total revenues	32,135	18,057	16,962	—	67,154
Cost of services before reimbursable expenses	16,398	10,626	13,049	—	40,073
Reimbursable expenses	3,292	536	49	—	3,877

Total cost of services	19,690	11,162	13,098	—	43,950
Gross profit	12,445	6,895	3,864	—	23,204
Selling expenses	3,226	2,226	1,073	369	6,894
General & administrative expenses	6,412	4,839	2,271	1,191	14,713
Income (loss) from operations	$2,807	$(170)	$520	$(1,560)	$1,597

Detail of Outsourcing revenues:

Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Three Months Ended
	March 28, 2003	March 29, 2002
Internally generated revenues	$19,679	$15,268
Subcontractor revenues	4,815	1,645

Revenues before reimbursements	$24,494	$16,913

4.                                      Net Income (Loss) Per Share

The following represents a reconciliation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 28, 2003	March 29, 2002

Income before cumulative effect, net of tax	$681	$1,014
Cumulative effect of change in accounting principle, net of tax	(2,597)	—
Net income (loss)	$(1,916)	$1,014

Basic weighted average number of shares outstanding	24,495	23,897
Effect of dilutive options and warrants	153	1,269
Diluted weighted average number of shares outstanding	24,648	25,166

Basic per share:
Income before cumulative effect, net of tax	$0.03	$0.04
Cumulative effect of change in accounting principle, net of tax	(0.11)	—
Net income (loss) per share	$(0.08)	$0.04

Diluted per share:
Income before cumulative effect, net of tax	$0.03	$0.04
Cumulative effect of change in accounting principle, net of tax	(0.11)	—
Net income (loss) per share	$(0.08)	$0.04

For the three months ended March 28, 2003 and March 29, 2002, there were 4,260,733 and 1,129,756 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted earnings per share.

5.                                      Investments

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less.  The Company has approximately $34.9 million in short-term investments and $1.0 million of long-term investments classified as available for sale.  Such investments are currently held primarily in commercial paper, money market investments and tax-exempt government securities.  Net unrealized gains and losses on investments were not material at March 28, 2003.  Additionally, the Company has $1.2 million of non marketable equity investments, valued at the lower of cost or estimated fair value, which are included in long-term investments.

6.                                      Accounts Receivable

At March 28, 2003, the Company carried a long-term account receivable of approximately $7.0 million from a single client.  The receivable relates to a major outsourcing contract, and will be collected over a four-year period.

The allowance for doubtful accounts is developed based upon several factors including clients’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date.

7.                                      Business Acquisitions

Businesses acquired through March 28, 2003, were accounted for under the purchase method of accounting and are included in the consolidated financial statements from the date of acquisition.

Paragon Solutions, Inc.

On February 12, 2003, the Company acquired 100% of Paragon Solutions, Inc., a U.S. based provider of onshore and offshore software development services which is now part of the life sciences segment. The Company issued 600,500 unregistered shares of common stock and paid cash consideration of approximately $0.2 million to their shareholders that elected cash payment.  The Company also agreed to reserve an additional 49,540 shares of its common stock for issuance upon the exercise of options that were initially issued under Paragon’s stock incentive plans.  Based upon a preliminary purchase price allocation, goodwill of approximately $10.2 million has been recorded.  Due to the recent closing date, the purchase price allocations are tentative and subject to final purchase price valuation analysis.  In connection with the acquisition, the Company immediately repaid $7.7 million of debt assumed from Paragon.  Additionally, the Company acquired approximately $0.4 million of cash as part of the acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 12, 2003 in connection with the Paragon acquisition (in thousands):

Accounts receivable	$996
Other assets	1,185
Property and equipment, net	1,096
Goodwill	10,193
Accrued liabilities	(1,299)
Assumed debt including interest	(7,695)
Net assets acquired	4,476
Value of stock issued	4,254
Cash consideration	$222

Phyve Corporation

On February 20, 2003, the Company acquired certain assets of Phyve Corporation, a provider of information security and connectivity software solutions, for $1.4 million in cash.  The following table summarizes the estimated fair values of assets acquired in connection with this acquisition (in thousands):

Intangible software	$736
Property and equipment, net	229
Goodwill	430
Cash consideration	$1,395

8.                                      Goodwill and Intangible Assets

Effective December 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”).  SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead are to be reviewed at least annually for impairment or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value.  Prior to the adoption of SFAS No. 142, goodwill was amortized over the estimated useful life.

SFAS No. 142 requires the Company to evaluate its existing intangible assets and goodwill that are acquired in a prior purchase business combination and to make any necessary reclassifications for recognition apart from goodwill.  The Company evaluates goodwill and intangible assets for impairment, as well as the related amortization periods for intangibles with definite lives, to determine whether adjustments to these amounts or estimated useful lives are required based on current events and circumstances. The evaluation is based on the Company’s projection of the future operating cash flows of the underlying assets combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units.  These estimates and assumptions included future cash flows, growth rates, discount rates, weighted average cost of capital, and estimates of market valuation for each of the reporting units.

The changes in the net carrying amounts of goodwill for the three months ended March 28, 2003 are as follows (in thousands):

	Healthcare	Life Sciences	Outsourcing	Total
Balance as of December 27, 2002	$827	$1,468	$987	$3,282
Acquired	—	10,193	430	10,623
Currency translation adjustment	—	(7)	—	(7)
Balance as of March 28, 2003	$827	$11,654	$1,417	$13,898

As of March 28, 2003, the Company had the following acquired intangible assets recorded (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software (Phyve)	$736	$(30)	$706
Customer based (FCGIS)	$304	$(115)	$189

The following table summarizes the future estimated amortization expense for these assets (in thousands):

Fiscal Year
2003	$309
2004	325
2005	286
2006	30
$950

9.                                      Restructuring, severance, and impairment costs

The company did not incur any restructuring, severance, and impairment costs in the first quarter of 2003 or 2002. However, there are still accrued liabilities primarily related to abandoned leases remaining from a restructuring in June, 2002.  Payments on lease obligations are scheduled to continue until 2008.  Market conditions and the ability to sublease these properties may affect the ultimate charge related to the lease obligations.  Any potential recovery or additional charge may affect amounts reported in future periods.

The restructuring liability for the quarter ended March 28, 2003 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Total
Reserve balance at December 27, 2002	$1,093	$6,485	$7,578
Amounts utilized, net	(252)	(1,042)	(1,294)
Reserve balance at March 28, 2003	$841	$5,443	$6,284

The remaining $0.8 million of employee-related costs primarily relate to approximately 30 employees planned to be severed in the second quarter of 2003 in the Company’s life science business unit upon the planned completion of a major project.

10.                               Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, is as follows (in thousands):

	Three Months Ended
	March 28, 2003	March 29, 2002
Net income (loss)	$(1,916)	$1,014
Foreign currency translation adjustment, net of tax	5	(161)
Unrealized loss on investments	(10)	(13)
Comprehensive income (loss)	$(1,921)	$840

11.                             Cumulative Effect of Change in Accounting Principle

Effective December 28, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption is permitted and the Company has elected to adopt the new standard as of the beginning of the first quarter of 2003.  In addition, the Company has elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle.  The adoption of EITF Issue 00-21 resulted in a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

The following table illustrates the effect on net income and earnings per share as if the change in accounting principle had been adopted in prior periods (in thousands, except per share data):

	Three Months Ended
	March 28, 2003	March 29, 2002
Income before cumulative effect– as reported	$681	$1,014
Pro forma effect of change in accounting principle, net of tax	—	(576)
Pro forma net income	$681	$438

Net income (loss) per share:
Basic:
Income before cumulative effect– as reported	$0.03	$0.04
Pro forma effect of change in accounting principle, net of tax	—	(0.02)
Pro forma net income per share	$0.03	$0.02

Diluted:
Income before cumulative effect– as reported	0.03	0.04
Pro forma effect of change in accounting principle, net of tax	—	(0.02)
Pro forma net income per share	$0.03	$0.02

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN UNDER THE CAPTION “RISKS RELATING TO OUR BUSINESS,” AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for professional services and information technology outsourcing services.  We typically bill for our services on an hourly, fixed-fee, or monthly fixed-fee basis as specified by the agreement with a particular client.  In our consulting and systems integration businesses (“CSI”), the healthcare and life sciences business units, we establish either standard or target hourly rates for each level of consultant based on several factors, including industry and assignment-related experience, technical expertise, skills and knowledge.  For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates that we have charged.  Revenues are generally recognized related to the level of services performed based upon the amount of time completed on each assignment versus the projected number of hours required to complete such assignment, or the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment.  Provisions are made for estimated uncollectible amounts based on our experience.  We may obtain payment in advance of providing services.  These advances are recorded as customer advances and reflected as a liability on our balance sheet.

Out-of-pocket expenses billed and reimbursed by clients are included in total revenues, and then deducted to determine net revenues.  For purposes of analysis, all percentages in this discussion are stated as a percentage of net revenues, since we believe that this is the more relevant measure of our business over time.

Cost of services primarily consists of the salaries, bonuses, and related benefits of client-serving consultants and outsourcing associates, and subcontractor expenses.  Selling expenses primarily consist of the salaries, benefits, travel, and other costs of our sales force, as well as marketing and research expenses.  General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals, such as: non-billable travel; office space occupancy; information systems; salaries and expenses for executive management, financial accounting and administrative personnel; expenses for firm and business unit governance meetings; recruiting fees; professional development and training; and legal and other professional services.  As associate related costs are relatively fixed in the short term, variations in our revenues and operating results in our CSI business can occur as a result of variations in billing margins and utilization rates of our billable associates.

Our most significant expenses are our human resource and related salary and benefit expenses.  As of March 28, 2003, approximately 1,006 of our employees are billable consultants.  Another 659 employees form our firm’s outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 18.6% of our workforce, or 381 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to, our consultant utilization, which is the ratio of total billable hours to available hours in a given period, the amount and timing of cost incurred, our ability to control costs on our outsourcing projects, the billed rate on time and material contracts, and the estimated cost to complete our non-outsourcing fixed price contracts.  We evaluate our non-outsourcing fixed price contracts on a monthly basis by estimating the cost to complete the assignment.  We then recognize revenues to achieve a constant margin over the remaining term of the engagement.  We have changed our accounting for outsourcing contracts with the adoption of EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in the first quarter of fiscal year 2003.  Under our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, and we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenue due to reduced transaction volumes, our gross margin can be negatively impacted.

In our CSI business, we manage consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month.   Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather, and unassigned time.  Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees.  Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment.  In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements.  The number of consultants staffed on an assignment will vary according to the size, complexity, duration, and demands of the assignment.  Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which consultants are not optimally utilized.  An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause us to experience lower margins. In addition, expansion into new markets and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.  Finally, an unanticipated termination of a major outsourcing contract could result in a significant reduction in revenues.  In May 2003, we received a letter from our significant outsourcing client in Cleveland, Ohio alleging breach of the terms of our contract.  The letter alleges failure to meet certain service levels in consecutive months and delinquency of certain transition services deliverables.  The client has requested that we present a plan for remediation of the alleged failures and delinquencies and we expect to address the client's issues in an acceptable manner.  However, we cannot be certain that such plan will cure our alleged breaches or that such client will not terminate their agreement with us.

Results of Operations for the Three Months Ended March 28, 2003 and March 29, 2002

Revenues.  Our net revenues increased to $70.1 million for the quarter ended March 28, 2003, an increase of 10.8% from $63.3 million for the quarter ended March 29, 2002.  Our total revenues increased to $73.7 million for the quarter ended March 28, 2003, an increase of 9.8% from $67.2 million for the quarter ended March 29, 2002.  The increases were primarily due to new outsourcing engagements which began in mid-2002, and $2.7 million of revenue generated from our acquisition of Codigent Solutions Group, Inc. in May 2002, and Paragon Solutions, Inc., in mid-February 2003.  This increase was offset by a decline in healthcare and life sciences revenues, exclusive of the acquisitions, resulting from delays in key provider contracts and continued uncertain market conditions.  In addition, we began the roll-off from a significant client engagement in our life sciences business unit in March 2003.  If we do not obtain new engagements and/or follow-up work from this or other clients, we could see a further revenue decline in the life sciences business unit.

Cost of Services.  Cost of services before reimbursable expenses increased to $47.6 million for the quarter ended March 28, 2003, an increase of 18.8% from $40.1 million for the quarter ended March 29, 2002.  The increase was primarily due to the costs of services of our new outsourcing engagements,  additional costs of services of our recent acquisitions, and severance costs, partially offset by a reduction in staff in our life sciences business unit.

Gross Profit.  Gross profit decreased to $22.5 million for the quarter ended March 28, 2003, a decrease of 2.8% from $23.2 million for the quarter ended March 29, 2002.  The decrease was primarily due to a reduced gross margin in our outsourcing business unit, which resulted from two factors.  First, we had two outsourcing contracts which began in mid-2002 that are still in their early stages of operation.  Our outsourcing contracts tend to have higher costs in the early stages as compared to the later stages, and because revenue is recorded on a straight-line basis, the margins are lower.  Second, we had a cost overrun on another outsourcing contract.  We expect these reduced margins in outsourcing to continue, but to a decreasing degree over the next several quarters.  Gross profit as a percentage of net revenue decreased from 36.7% for the quarter ended March 29, 2002 to 32.1% for the quarter ended March 28, 2003, due to the factors discussed above and the significant shift in revenue mix from healthcare and life sciences to outsourcing, which is a lower margin business.

Selling Expenses.  Selling expenses increased to $7.3 million for the quarter ended March 28, 2003, an increase of 5.5% from $6.9 million for the quarter ended March 29, 2002 primarily due to an increase in the size of our sales force in the healthcare business unit.  We expected to better leverage these expenses for the quarter ended March 28, 2003, but had some large projects delayed from signing into the second quarter of 2003.  Selling expenses as a percentage of net revenue decreased from 10.9% for the quarter ended March 29, 2002 to 10.4% for the quarter ended March 28, 2003.

General and Administrative Expenses.  General and administrative expenses decreased to $14.6 million for the quarter ended March 28, 2003, a decrease of 0.9% from $14.7 million for the quarter ended March 29, 2002.  The decrease resulted from cost reductions, offset by $1.2 million of general and administrative expenses related to our recently acquired companies.  General and administrative expenses as a percentage of net revenues decreased from 23.3% for the quarter ended March 29, 2002 to 20.8% for the quarter ended March 28, 2003.

Interest Income, Net.  Interest income, net of interest expense, increased to $0.3 million for the quarter ended March 28, 2003 from $0.2 million for the quarter ended March 29, 2002.  Interest income net of interest expense as a percentage of net revenue increased to 0.4 % for the quarter ended March 28, 2003 from 0.3% for the quarter ended March 29, 2002.

Other Income (Expense), Net.  Other income increased to $0.2 million for the quarter ended March 28, 2003 compared to an expense of $0.1 million for the quarter ended March 29, 2002.  The income in the current quarter is due to the 19.9% minority interest in the loss incurred during the first quarter by the subsidiary which contains the majority of FCG’s outsourcing business.

Income Taxes.  The provision for income taxes of 42% in the quarter ended March 28, 2003 remained the same as in the quarter ended March 29, 2002.

Cumulative Effect of Change in Accounting Principle.  In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,”  which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption is permitted and we have elected to adopt the new standard as of the beginning of the first quarter of 2003.  In addition, we have elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle.  We have recorded a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

Liquidity and Capital Resources

During the three months ended March 28, 2003, we generated cash flow from operations of $1.2 million.  During the three months ended March 28, 2003, we used approximately $7.5 million of cash, net of cash acquired, to acquire Paragon Solutions, Inc. which included repayment of its debt obligations, approximately $1.4 million of cash to acquire certain assets of Phyve Corporation (see Note 7 of the Notes to Consolidated Financial Statements), and approximately $1.5 million of cash to purchase property and equipment, including computer and related equipment, and office furniture.  At March 28, 2003, we had cash and investments available for sale of $59.2 million compared to $67.3 million at December 27, 2002.

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2004.  There was no outstanding balance under the line of credit at March 28, 2003.

Management believes that our existing cash and investments, together with funds generated from operations, will be sufficient to meet operating requirements for the next twelve months.  Our cash and investments are available for capital expenditures (which are budgeted at $7.5 million for 2003, $1.5 million of which was spent during the three months ended March 28, 2003), strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise, including $2.4 million in cash that will be spent on or about January 2004 to purchase the remaining 47.65% minority interest in FCG Infrastructure Services (formerly Codigent Solutions Group, Inc.) that we do not already own.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost to complete client engagements, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes, restructuring costs, idle facilities, litigation and disputes, and the allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our actual results may differ from our estimates and we do not assume any obligation to update any forward-looking information.

We believe the following critical accounting policies reflect our more significant assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Unbilled Receivables

Revenues are derived from consulting, systems integration, and information technology outsourcing services.  Revenues are recognized on a time-and-materials, level-of-effort, or percentage-of-completion basis.  Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured.  We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees.  Arrangements range in length from less than one year to seven years.  The longer-term arrangements are generally level-of-effort or fixed price arrangements.

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses.  Revenues from level-of-effort arrangements are based upon a fixed price for the level or resources provided.  Revenues from fixed fee arrangements for consulting and systems integration work are generally recognized on a percentage-of-completion basis.  We maintain, for each of our fixed fee contracts, estimates of total revenue and cost over the contract term. For purposes of periodic financial reporting on the percentage of completion contracts, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made.

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

As of the beginning of fiscal year 2003, we adopted EITF Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  We have created separate units of accounting on our existing outsourcing contracts based on the above criteria and will do so on our future contracts.  Generally, we have separated certain elements of our initial contract stages, where processes are reengineered into a new operating environment, from the ongoing operations of the contract.  The primary impact of the adoption of this new standard will be that our ongoing contract operations, which constitute the vast majority of the revenues from outsourcing contracts, will be recorded on a straight-line basis over the life of the contract instead of on a percentage-of-completion basis in proportion to costs incurred.  In general, we will report lower margins on existing contracts in the early years of a contract and anticipate reporting increased margins in the later years of a contract; however, no assurances can be made in that regard.  The new method will no longer be based on a consistent margin over the life of a contract.  We will likely experience greater volatility of outsourcing earnings as contract revenues remain level and contract costs move up or down, or shift from one quarter to another.

As part of our on-going operations to provide services to our customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbilled amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  As of March 28, 2003, we had unbillable revenues included in current unbilled receivables of approximately $1.3 million, which were expected to be billed in the following quarter.  In addition, we had long-term unbilled receivables at March 28, 2003, and March 29, 2002 of $7.0 million and $9.9 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining four years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

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

Goodwill and Intangible Assets

Effective December 29, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under SFAS No 142, we will no longer amortize our goodwill and will be required to complete an annual impairment test.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which requires significant judgment.  Our operating results have been negatively impacted by the worldwide economic conditions.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  As of March 28, 2003, we have $13.7 million of goodwill and $0.9 million of intangible assets recorded on our balance sheet.  See Note 8 of the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 did not have a material impact on our consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption is permitted and we have elected to adopt the new standard as of the beginning of the first quarter of 2003.  In addition, we have elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle.  We believe that this voluntary adoption for existing contracts provides greater transparency into the performance of our multiple deliverable arrangements. We have recorded a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002.  At March 28, 2003, we had no guarantees outstanding.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  At this time, we intend to continue to account for stock-based compensation to our associates using the methods prescribed by Accounting Principles Bulletin (APB) Opinion No. 25, and related interpretations.  We have made certain disclosures required by SFAS No. 148 in our Notes to Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003.  We have not entered into any transactions or other arrangements which we believe would be considered variable interest entities.

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

Many factors may cause our net revenues, operating results and cash flows to fluctuate and possibly decline.

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

•                  The write-off of client billings;

•      Return of fees for work deemed unsatisfactory by a client or claims or litigation resulting from the same;

•                  Entry into fixed price engagements and engagements where some fees are contingent upon the client realizing a certain return on investment for a project;

•                  Availability of foreign net operating losses and other credits against our earnings;

•                  International currency fluctuations;

•                  Ability to sublease vacant office space included in previous restructuring charges; and

•                  The fixed nature of a substantial portion of our expenses, particularly personnel and related costs, depreciation, office rent, and occupancy costs.

One or more of the foregoing factors may cause our operating expenses to be unexpectedly high during any given period.  In addition, we bill certain of our services on a fixed-price basis, and any assignment delays or expenditures of time beyond that projected for the assignment could result in write-offs of client receivables (both unbilled and billed).  Significant write-offs could materially adversely affect our business, financial condition, and results of operations.  Our business also has significant collection risks.  If we are unable to collect our receivables in a timely manner, our business and financial condition could also suffer.  In addition, we began the roll-off of our resources from a large client engagement in our life sciences business unit during the first quarter of 2003, and we expect the engagement to be substantially completed at the end of the second quarter of 2003.  During the quarter ended March 28, 2003, this client engagement accounted for approximately 7% of our net revenues, and approximately 26% of our net revenues from the life sciences business unit. Even if we are able to secure new client engagements in our life sciences business unit, our revenues will be negatively impacted by the completion of this large client engagement.  If these or any other variables or unknowns were to cause a shortfall in revenues or earnings or otherwise cause a failure to meet public market expectations, our business could be adversely affected.

Further, we adopted Emerging Issues Task Force Issue 00-21, “EITF 00-21” in the first quarter of 2003, which affects the way we recognize revenue on long-term outsourcing agreements. The adoption of EITF 00-21 results in separating our outsourcing contracts into multiple elements and separately accounting for each element, rather than accounting for all elements together as a group.  As a result, we now recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract, rather than on a percentage of completion basis.  Since we typically incur greater costs and expenses during the early phase of the service elements (which will now have straight-line revenue) than we do in the later years of those elements, we believe our net income will be less during the early stages of our outsourcing engagements.  In addition, if we are unable to manage costs as planned in the later stages of an outsourcing engagement, our net income will likewise be negatively impacted.  We adopted this accounting principle on a cumulative catch-up basis, which resulted in a non-cash charge to our net income in the first fiscal quarter of 2003 of approximately $2.6 million, net of tax, or $0.11 per share.  In general, income from our outsourcing contracts will be less stable in the future, since it will be more susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenue.  If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

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

Our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management, and complete the initial transformation of our client’s information technology functioning to provide improved service at a lower cost and meet agreed-upon service levels.  Often, we recover this investment through payments over the life of the outsourcing agreement.  If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments.  In the case of our outsourcing agreement with the New York Presbyterian Hospital, this investment amounts to almost $7.0 million, which we will recover on a pro rata basis over the remaining term of that agreement.  The term of the New York Presbyterian Hospital contract is due to expire in December 2006.  Any failure by us to recover these investments may have a material adverse effect on our financial condition, results of operations, and price of our common stock.

Currently, we have six active outsourcing relationships. Net revenues from such outsourcing relationships, as of the quarter ended March 28, 2003, represented approximately 34% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long term agreements with us.  However, the loss of any of our outsourcing relationships would have a material impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  In May 2003, we received a letter from our significant outsourcing client in Cleveland, Ohio alleging breach of the terms of our contract.  The letter alleges failure to meet certain service levels in consecutive months and delinquency of certain transition services deliverables.  The client has requested that we present a plan for remediation of the alleged failures and delinquencies, but we cannot be certain that such plan will cure our alleged breaches or that such client will not terminate their agreement with us.  Our anticipated revenues from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

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

Prior to client engagements, we typically spend a substantial amount of time and resources (1) identifying strategic or business issues facing the client, (2) defining engagement objectives, (3) gathering information, (4) preparing proposals, and (5) negotiating contracts.  Our failure to procure an engagement after spending such time and resources could materially adversely affect our business, financial condition, and results of operations.  We may also be required to hire new consultants before securing a client engagement.  If clients defer committing to new assignments for any length of time or for any reason we could be required to maintain a significant number of under-utilized consultants which could adversely affect our operating results and financial condition during any given period.  Further, our outsourcing business has very long sales and contract lead times, requiring us to spend a substantial amount of time and resources in attempting to secure each outsourcing engagement.  We cannot predict whether the investment of time and resources will result in a new outsourcing engagement or, if the engagement is secured, that the engagement will be on terms favorable to us.

We could be negatively impacted if we fail to successfully integrate the businesses we acquire.

We intend to grow, in part, by acquiring complementary businesses that could enhance our capability to serve the healthcare and pharmaceutical industries.  For example, in May 2002, we acquired a majority interest in Codigent Solutions Group, Inc. (now known as FCG Infrastructure Services, Inc.) and in February 2003, we acquired Paragon Solutions, Inc. and certain assets of Phyve Corporation. All acquisitions involve risks that could materially and adversely affect our business and operating results.  These risks include:

•                  Distracting management from our business;

•                  Losing key personnel and other employees;

•                  Losing clients;

•                  Costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

•                  The impairment of acquired assets and goodwill; and

•                  Acquiring the contingent and other liabilities of the businesses we acquire

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

Our success depends, to a significant extent, on obtaining additional engagements from our existing clients.  A substantial portion of our revenues is derived from additional services provided to our existing clients.  The loss of a small number of clients may result in a material decline in revenues and cause us to fail to meet public market expectations of our financial performance and operating results.  If we fail to generate additional revenues from our existing clients it may materially adversely affect our business and financial condition.

If we fail to meet client expectations in the performance of our services, our business could suffer.

Our services often involve assessing and/or implementing complex information systems and software, which are critical to our clients’ operations.  Our failure to meet client expectations in the performance of our services, including the quality, cost and timeliness of our services, may damage our reputation in the healthcare and pharmaceutical industries and adversely affect our ability to attract and retain clients.  If a client is not satisfied with our services, we will generally spend additional human and other resources at our own expense to ensure client satisfaction.  Such expenditures will typically result in a lower margin on such engagements and could materially adversely affect our business, financial condition, and results of operations.

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

The loss of our key client service employees and executive officers could negatively affect us

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

We have experienced employee turnover as a result of:

•                  Dependence on lateral hiring of consultants;

•                  Travel demands imposed on our consultants;

•                  Loss of employees to competitors and clients; and

•                  Reductions in force in our business units as certain areas of our business have seen less demand.

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

•                  Continued adverse changes to the industry’s general economic environment;

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

We are subject to many risks as a result of the services we provide to our international clients or services we may provide through subcontractors or employees that are located outside of the U.S.   Further, in February 2003, we acquired Paragon Solutions, Inc., a U.S. based company with offshore software development centers in India and Vietnam.  As a result of this acquisition, we currently have business operations and employees located in India and Vietnam, as well as our existing employees throughout Europe and Japan.  If we fail to recruit and retain a sufficient number of qualified employees in each country where we conduct business, our ability to expand internationally or perform our existing services may be impaired and our business could be adversely affected.  Our international operations are also subject to a variety of risks, including:

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

•                  Government regulations and restrictions;

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

Our acquisition of Paragon Solutions, Inc. provided us a means to implement our global sourcing strategy to provide software development and other information technology services to our clients.  If we are unable to realize perceived cost benefits of such a strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted. Further, our recently acquired international operations in Vietnam and India subject our business to a variety of risks and uncertainties unique to operating businesses in these countries, including the risk factors discussed above.

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

•                  Clients’ internal information management departments,

•                  Other healthcare consulting firms, and

•                  Other pharmaceutical consulting firms such as Accenture, Cap Gemini Ernst & Young, and Computer Sciences Corporation’s consulting division.

In e-health and e-commerce related services, we compete with the traditional competitors outlined above, as well as newer internet product and service companies.  We also compete with companies that provide software development, information technology consulting, and other integration and maintenance services, such as Wipro Technologies, Cognizant Technology Solutions Corporation, and Tata Technologies Limited.

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

Our current officers, directors, and other affiliates beneficially own approximately 35% of our outstanding shares of common stock and approximately 47% on a fully diluted basis.  As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock and approval of new stock and option plans.

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

•                  An increase in the number of outstanding shares of our common stock due to issuances in connection with our recent acquisitions;

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

Our board of directors has the authority to issue up to 9,500,000 shares of undesignated preferred stock, to determine the powers, preferences, and rights and the qualifications, limitations, or restrictions granted to or imposed upon any unissued series of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders.  The preferred stock could be issued with voting, liquidation, dividend, and other rights superior to the rights of our common stock.  Furthermore, any preferred stock may have other rights, including economic rights, senior to our common stock, and as a result, the issuance of any preferred stock could depress the market price of our common stock.

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

In 1999, our board of directors adopted a share purchase rights plan that is intended to protect our stockholders’ interests in the event we are confronted with coercive takeover tactics.  Pursuant to the stockholders rights plan, we distributed “rights” to purchase up to 500,000 shares of our Series A Junior Participating Preferred Stock  Under some circumstances these rights become the rights to purchase shares of our common stock or securities of an acquiring entity at one-half the market value.  The rights are not intended to prevent our takeover, rather they are designed to deal with the possibility of unilateral actions by hostile acquirers that could deprive our board of directors and stockholders of their ability to determine our destiny and obtain the highest price for our common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents and short-term investments which totaled $59.2 million at March 28, 2003 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.6 million.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of March 28, 2003, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

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

Part II.  Other Information

Item 1.  Legal Proceedings.

On February 19, 2003, we filed a complaint against Siteworks, LLC for breach of contract.  The claim was filed in the United States District Court, Eastern District of Pennsylvania.  We sought to recover fees and expenses totaling approximately $2.8 million for software development services provided to Siteworks during 2000 through 2002.  Prior to our filing of the lawsuit, Siteworks had delivered correspondence to us, in January and February 2003, alleging various failures by us and concealment of such failures in the performance of the contract.  In its correspondence, Siteworks alleged that it believed it could recover compensatory, consequential, and punitive damages from us.  Effective April 11, 2003, we settled our lawsuit against Siteworks.  We entered into mutual release of claims with Siteworks and do not expect the settlement to have a material effect on our financial condition or results of operations.

Item 2.  Changes in Securities.

(c) Sales of Unregistered Securities. On February 12, 2003, we acquired Paragon Solutions, Inc. in a merger transaction for an aggregate purchase price of approximately $4.2 million.  We issued 600,500 unregistered shares of our common stock and approximately $0.2 million in cash in the merger to the Paragon stockholders.  The shares of common stock we issued are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.  We also agreed to reserve an additional 49,216 shares of our common stock for issuance upon the exercise of options that were initially issued under Paragon’s stock incentive plans and assumed by us in the acquisition, and we have filed a registration statement on Form S-8 to register for resale shares issued upon exercise of these stock options.  After the effect of the exchange ratio, the stock options that were assumed in connection with the acquisition remain subject to the terms and conditions of the original option grant.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

Item	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3(3)	Bylaws of the Company

4.1(4)	Specimen Common Stock Certificate
11.1(5)	Statement of computation of per share earnings
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          See Note 4 to Consolidated Financial Statements, “Net Income (Loss) Per Share.”

(b)         Reports on Form 8-K

(1)          Form 8-K filed on January 13, 2003 reporting Michael J. Puntoriero’s appointment as our  Executive Vice President and Chief Financial Officer (Items 5 and 7).

(2)          Form 8-K filed on January 30, 2003 announcing the execution of our merger agreement to acquire Paragon Solutions, Inc. (Item 5).

(3)          Form 8-K filed on February 13, 2003 reporting the completion of our acquisition of Paragon Solutions, Inc. and providing the press release announcing our fourth quarter and fiscal year 2002 financial results (Items 5 and 7).

(4)          Form 8-K filed on February 27, 2003 reporting the appointment of Michael P. Downey to our Board of Directors and Audit Committee, the appointment of Guy L. Scalzi as our Senior Vice President and General Manager of our Outsourcing business unit, and the adoption of a Rule 10b5-1 sales plan by Fatima J. Reep, one of our Directors (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: May 12, 2003	/s/ LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman and Chief Executive Officer

Date: May 12, 2003	/s/ MICHAEL J. PUNTORIERO
Michael J. Puntoriero
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

CERTIFICATIONS

I, Michael J. Puntoriero, certify that:

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Luther J. Nussbaum
Luther J. Nussbaum
Chairman and Chief Executive Officer

EXHIBIT INDEX

Item	Description
3.1(1)	Certificate of Incorporation of the Company
3.2(2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3(3)	Bylaws of the Company
4.1(4)	Specimen Common Stock Certificate
11.1(5)	Statement of computation of per share earnings
99.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(5)          See Note 4 to Consolidated Financial Statements, “Net Income (Loss) Per Share.”