Form 10-Q
period 2003-06-27
FIRST CONSULTING GROUP INC
filed 2003-08-11
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,957,244
(Class)	(Outstanding at July 25, 2003)

First Consulting Group, Inc.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited)

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 27, 2003	December 27, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,511	$27,550
Short-term investments	35,681	38,796
Accounts receivable, less allowance of $1,551 and $1,899 in the periods ended June 27, 2003 and December 27, 2002, respectively	26,926	36,889
Unbilled receivables	14,100	13,264
Deferred income taxes	6,198	6,198
Prepaid expenses and other current assets	2,842	2,110
Total current assets	109,258	124,807

Notes receivable – stockholders	623	657
Long-term investments	2,200	2,200
Property and equipment:
Furniture, equipment, and leasehold improvements	5,784	7,505
Information systems equipment	22,154	21,123
	27,938	28,628
Less accumulated depreciation and amortization	18,728	20,104
	9,210	8,524

Other assets:
Executive benefit trust	5,926	6,059
Long-term account receivable	6,605	8,059
Deferred income taxes	6,512	3,147
Goodwill, net	14,167	3,282
Intangibles, net	1,298	214
Other	1,162	360
	35,670	21,121
Total assets	$156,961	$157,309

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

First Consulting Group, Inc. and Subsidiaries

(in thousands, except share and per share data)

	June 27, 2003	December 27, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,123	$1,652
Accrued liabilities	13,820	14,660
Accrued restructuring	7,848	7,578
Accrued vacation	7,812	6,868
Accrued incentive compensation	2,173	2,328
Customer advances	8,078	7,877
Total current liabilities	42,854	40,963
Non-current liabilities:
Supplemental executive retirement plan	6,123	6,351
Minority interest	861	2,023
Total non-current liabilities	6,984	8,374
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shared issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,807,648 shares issued and outstanding at June 27, 2003 and 24,073,089 shares issued and outstanding at December 27, 2002	25	24
Additional paid-in capital	96,504	92,461
Retained earnings	12,407	17,853
Deferred compensation-stock incentive agreements	(499)	(621)
Notes receivable-stockholders	(786)	(1,076)
Accumulated other comprehensive loss	(528)	(669)
Total stockholders’ equity	107,123	107,972
Total liabilities and stockholders’ equity	$156,961	$157,309

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Revenues before reimbursements	$71,310	$66,198	$141,440	$129,475
Reimbursements	4,052	3,937	7,665	7,814
Total revenues	75,362	70,135	149,105	137,289

Cost of services before reimbursable expenses	48,703	41,809	96,290	81,882
Reimbursable expenses	4,052	3,937	7,665	7,814
Total cost of services	52,755	45,746	103,955	89,696

Gross profit	22,607	24,389	45,150	47,593

Selling expenses	7,699	6,939	14,968	13,833
General and administrative expenses	16,598	14,769	31,175	29,482
Restructuring, severance, and impairment costs	3,914	7,818	3,914	7,818
Loss from operations	(5,604)	(5,137)	(4,907)	(3,540)
Other income (expense):
Interest income, net	252	244	528	452
Other expense, net	(205)	(50)	(4)	(107)
Loss before income taxes and cumulative effect of change in accounting principle, net of tax	(5,557)	(4,943)	(4,383)	(3,195)
Income tax benefit	(2,027)	(2,080)	(1,534)	(1,346)
Loss before cumulative effect of change in accounting principle, net of tax	(3,530)	(2,863)	(2,849)	(1,849)

Cumulative effect of change in accounting principle, net of tax	—	—	(2,597)	—
Net loss	$(3,530)	$(2,863)	$(5,446)	$(1,849)

Basic & diluted loss per share
Loss before cumulative effect of change in accounting principle, net of tax	$(0.14)	$(0.12)	$(0.11)	$(0.08)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.11)	—
Net loss	$(0.14)	$(0.12)	$(0.22)	$(0.08)
Weighted average shares used in computing:
Basic loss per share	24,817	23,957	24,656	23,927
Diluted loss per share	24,817	23,957	24,656	23,927

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	(unaudited)
	June 27, 2003	June 28, 2002
Cash flows from operating activities:
Net loss:	$(5,446)	$(1,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	2,597	—
Depreciation and amortization	2,778	2,610
Goodwill impairment	—	2,143
Provision for bad debts, net of adjustments	(20)	(279)
Loss (gain) on sale of assets	17	(10)
Minority interest in net income (loss) of subsidiaries	(50)	148
Compensation from stock issuances	71	119
Interest income on notes receivable – stockholders	(61)	(153)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	11,180	6,174
Unbilled receivables	(5,667)	(4,057)
Prepaid expenses and other	(709)	(1,782)
Long-term account receivable	814	1,043
Other assets	(19)	(15)
Accounts payable	1,381	683
Accrued liabilities	727	1,723
Accrued restructuring	270	3,540
Accrued vacation	872	1,099
Accrued incentive compensation	(155)	(2,635)
Customer advances	141	1,494
Deferred income taxes	(3,365)	(2,256)
Supplemental executive retirement plan	(228)	332
Other	273	281
Net cash provided by operating activities:	5,401	8,353
Cash flows from investing activities:
Proceeds from sale/maturity of investments	3,115	(271)
Purchase of property and equipment	(2,672)	(1,368)
Acquisition of businesses, net of cash acquired	(11,095)	(2,617)
Net cash used in investing activities	(10,652)	(4,256)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	746	1,573
Proceeds from notes receivable and tax loan payments	466	185
Net cash provided by financing activities	1,212	1,758
Net change in cash and cash equivalents	(4,039)	5,855
Cash and cash equivalents at beginning of period	27,550	32,499
Cash and cash equivalents at end of period	$23,511	$38,354

Cash paid during the period for:
Interest	$14	$14
Income taxes	$664	$189

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.                                      Accounting Policies

Basis of Presentation

The consolidated balance sheets of First Consulting Group, Inc. (the “Company”) at June 27, 2003 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended June 27, 2003 and June 28, 2002 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at June 27, 2003 and the results of operations and cash flows for the three month and six month periods ended June 27, 2003 and June 28, 2002.  The results of operations and cash flows for the six months ended June 27, 2003 are not necessarily indicative of the results to be expected for the year ending December 26, 2003.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 27, 2002 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of First Consulting Group, Inc. and its subsidiaries.  All material intercompany accounts and transactions have been eliminated.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes including the potential need for a tax asset valuation allowance, restructuring costs, litigation and disputes, and the allowance for doubtful accounts.   The Company uses significant estimates in the calculation of its income tax benefit by estimating that it will have sufficient future taxable income to realize its deferred tax assets in full and does not need to record a valuation allowance at this time. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company’s actual results may differ from its estimates.

Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that stock options were converted or exercised. Stock options are not considered when computing net loss per share as they are considered anti-dilutive. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following represents a reconciliation of basic and diluted net loss per share for the three month and six month periods ended June 27, 2003 and June 28, 2002 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Loss before cumulative effect, net of tax	$(3,530)	$(2,863)	$(2,849)	$(1,849)
Cumulative effect of change in accounting principle, net of tax	—	—	(2,597)	—
Net loss	$(3,530)	$(2,863)	$(5,446)	$(1,849)

Basic & diluted loss per share:
Loss before cumulative effect, net of tax	$(0.14)	$(0.12)	$(0.11)	$(0.08)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.11)	—
Net loss per share	$(0.14)	$(0.12)	$(0.22)	$(0.08)

Basic weighted number of shares outstanding	24,817	23,957	24,656	23,927
Effect of dilutive options and warrants	—	—	—	—
Diluted weighted number of shares outstanding	24,817	23,957	24,656	23,927

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

The following table presents pro forma net loss had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

		Three Months Ended		Six Months Ended
		June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net loss, as reported		$(3,530)	$(2,863)	$(2,849)	$(1,849)
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax		(759)	(978)	(1,402)	(1,720)
Pro forma net loss		$(4,289)	$(3,841)	$(4,251)	$(3,569)

Basic & diluted loss per share	As reported	$(0.14)	$(0.12)	$(0.11)	$(0.08)
	Pro forma	$(0.17)	$(0.16)	$(0.17)	$(0.15)

2.                                      Investments

For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less.  The Company has approximately $35.7 million in short-term investments and $1.0 million of long-term investments classified as available for sale.  Such investments are currently held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were not material at June 27, 2003.  Additionally, the Company has $1.2 million of non-marketable equity investments, valued at the lower of cost or estimated fair value, which are included in long-term investments.

3.                                      Long-Term Account Receivable

At June 27, 2003, the Company carried a long-term account receivable of approximately $6.6 million from a single client.  The receivable relates to a major outsourcing contract and will be collected over a three and one-half year period.

4.                                      Business Acquisitions

Businesses acquired through June 27, 2003, were accounted for in accordance with SFAS No. 141 (Business Combinations) and are included in the consolidated financial statements from the date of acquisition.  Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

Paragon Solutions, Inc.

On February 12, 2003, the Company acquired 100% of Paragon Solutions, Inc., a U.S. based provider of onshore and offshore software development services which is now part of the life sciences segment. The Company issued 572,870 unregistered shares of common stock and paid cash consideration of approximately $0.2 million to Paragon shareholders who elected cash payment.  The Company also agreed to reserve an additional 49,540 shares of its common stock for issuance upon the exercise of options that were initially issued under Paragon’s stock incentive plans.  Based upon a preliminary purchase price allocation, goodwill of approximately $9.3 million has been recorded.  Due to the recent closing date, the purchase price allocations are tentative and subject to final purchase price valuation analysis.  In connection with the acquisition, the Company immediately repaid $7.7 million of debt assumed from Paragon.  Additionally, the Company acquired approximately $0.4 million of cash as part of the acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 12, 2003 in connection with the Paragon acquisition (in thousands):

Accounts receivable	$996
Other assets	1,212
Property and equipment, net	1,096
Goodwill	9,277
Accrued liabilities	(1,303)
Assumed debt including interest	(7,695)
Net assets acquired	3,583
Value of stock issued	3,297
Cash consideration	$286

Phyve Corporation

On February 20, 2003, the Company acquired the information security and connectivity software solution operations of Phyve Corporation for $1.4 million in cash.  The following table summarizes the estimated fair values of assets acquired in connection with this acquisition (in thousands):

Intangible software	$736
Property and equipment, net	229
Goodwill	387
Cash consideration	$1,352

Coactive Systems Corporation

On May 30, 2003, the Company acquired 100% of Coactive Systems Corporation (Coactive) as an entry into the Business Process Outsourcing market.  Coactive provides contact center services and builds software customized for hospitals, health plans, and other healthcare organizations.  The Company paid $0.6 million in cash to the shareholders of Coactive in the merger.  In connection with the acquisition, the Company immediately repaid $1.5 million of debt assumed from Coactive.  Based upon a preliminary purchase price allocation, goodwill of approximately $1.4 million has been recorded.  Due to the recent closing date, the purchase price allocations are tentative and subject to final purchase price valuation analysis.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of May 30, 2003 in connection with the Coactive acquisition (in thousands):

Accounts receivable, net	$201
Other assets	659
Property and equipment, net	106
Goodwill	1,413
Accrued liabilities	(226)
Assumed debt including interest	(1,523)
Cash consideration	$630

5.                                      Goodwill and Intangible Assets

In accordance with SFAS No. 142, the Company annually evaluates in the fourth fiscal quarter goodwill and intangible assets for impairment, as well as the related amortization periods for intangibles with definite lives, to determine whether adjustments to these amounts or estimated useful lives are required based on current events and circumstances.  The evaluation is based on the Company’s projection of the future operating cash flows of the underlying assets combined with market valuation approaches. Significant estimates and assumptions were used in assessing the fair value of reporting units.  These estimates and assumptions included future cash flows, growth rates, discount rates, weighted average cost of capital, and estimates of market valuation for each of the reporting units.

The changes in the net carrying amounts of goodwill for the six months ended June 27, 2003 are as follows (in thousands):

	Healthcare	Life Sciences	Outsourcing	Total
Balance as of December 27, 2002	$827	$1,468	$987	$3,282

Acquired	—	10,193	430	10,623

Currency translation adjustment	—	(7)	—	(7)

Balance as of March 28, 2003	827	11,654	1,417	13,898

Acquired	—	—	1,370	1,370

Adjustment to purchase price allocation	—	(916)	(200)	(1,116)

Currency translation adjustment	—	15	—	15

Balance as of June 27, 2003	$827	$10,753	$2,587	$14,167

As of June 27, 2003, the Company had the following acquired intangible assets recorded (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software	$736	$(140)	$596

Customer based	304	(143)	161

Non-compete agreements	200	(72)	128

Software development	441	(28)	413

Total	$1,681	$(383)	$1,298

The following table summarizes the estimated amortization expense for these assets (in thousands):

Fiscal Year
2003	$651
2004	695
2005	245
$1,591

6.                                      Restructuring, severance, and impairment costs

In the second quarter of 2002 in accordance with EITF 94-3, the Company incurred a restructuring charge of $7.8 million consisting of $4.0 million in severance for the reduction of staff and $3.8 million in facility costs for facility downsizing.  Of the $4.0 million severance accrual, there is $0.2 million of employee-related costs remaining at June 27, 2003 for 10 employees terminated in the second quarter of 2003, and whose severance will be paid in the third quarter of 2003.  Additionally, there are $5.3 million of accrued liabilities primarily related to vacated leases remaining from this restructuring.

In the second quarter of 2003 in accordance with SFAS No. 146, the Company incurred a restructuring charge of $3.9 million consisting of $0.7 million in severance for the reduction of staff and $3.2 million in facility costs and fixed asset write-downs for facility downsizing.  The $0.7 million severance accrual represents 15 employees terminated as of June 27, 2003 whose severance will be paid in the third quarter of 2003.  The facility costs and fixed asset writedown of $3.2 million includes a charge for newly vacated facilities as well as previously vacated facilities.  Due to these facilities being located in the same premises and the interdependency of subleasing one or more areas, the separate calculation of what portion of the charge relates to newly versus previously vacated space is subjective, and therefore not presented.

Payments on lease obligations are scheduled to continue until 2008.  Market conditions and the ability to sublease these properties may affect the ultimate charge related to the lease obligations.  Any potential recovery or additional charge may affect amounts reported in future periods.

The restructuring liability for the six months ended June 27, 2003 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Total
Reserve balance at December 27, 2002	$1,093	$6,485	$7,578
Amounts paid, net	(939)	(2,705)	(3,644)
Restructuring charge	746	3,168	3,914
Reserve balance at June 27, 2003	$900	$6,948	$7,848

7.                                      Comprehensive Loss

Comprehensive loss, net of taxes, for the three months and six months ended June 27, 2003 and June 28, 2002 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net loss	$(3,530)	$(2,863)	$(5,446)	$(1,849)
Foreign currency translation adjustment, net of tax	100	171	105	10
Unrealized gain (loss) on investments	46	(12)	36	(25)

Comprehensive loss	$(3,384)	$(2,704)	$(5,305)	$(1,864)

8.                                      Cumulative Effect of Change in Accounting Principle

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

The following table illustrates the effect on net loss and loss per share as if the change in accounting principle had been adopted in prior periods (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Loss before cumulative effect, as reported	$(3,530)	$(2,863)	$(2,849)	$(1,849)
Pro forma effect of change in accounting principle, net of tax	—	(433)	—	(1,009)
Pro forma net loss	$(3,530)	$(3,296)	$(2,849)	$(2,858)

Basic & diluted net loss per share
Loss before cumulative effect– as reported	$(0.14)	$(0.12)	$(0.11)	$(0.08)
Pro forma effect of change in accounting principle, net of tax	—	(0.02)	—	(0.04)
Pro forma net loss per share	$(0.14)	$(0.14)	$(0.11)	$(0.12)

9.                                      Disclosure of Segment Information

The Company currently has three reportable operating segments:  healthcare (which is the delivery of consulting and systems integration (“CSI”) services to health delivery, health plan, and government clients), life sciences (which is the delivery of CSI services to pharmaceutical and other life sciences clients), and outsourcing (which is the delivery of information technology and business process outsourcing services to clients).  The Company’s segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services.  The amount of revenues attributed to each segment is accounted for by splitting the revenues on each client engagement based upon the hourly rates charged to the client for the services of each segment.  Costs are not transferred across segments.

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

The following segment information is for the three month and six month periods ended June 27, 2003 and June 28, 2002 (in thousands):

For the three months ended June 27, 2003:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$30,188	$15,036	$26,086	$—	$71,310

Reimbursements	3,354	277	421	—	4,052

Total revenues	33,542	15,313	26,507	—	75,362

Cost of services before reimbursable expenses	17,233	9,571	21,899	—	48,703

Reimbursable expenses	3,354	277	421	—	4,052

Total cost of services	20,587	9,848	22,320	—	52,755

Gross profit	12,955	5,465	4,187	—	22,607

Selling expenses	4,315	2,572	463	349	7,699

General & administrative expenses	6,911	5,838	3,063	786	16,598

Restructuring, severance, and impairment costs	(35)	3,983	—	(34)	3,914

Income (loss) from operations	$1,764	$(6,928)	$661	$(1,101)	$(5,604)

For the three months ended June 28, 2002:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$29,492	$18,011	$18,695	$—	$66,198

Reimbursements	3,415	463	59	—	3,937

Total revenues	32,907	18,474	18,754	—	70,135

Cost of services before reimbursable expenses	16,976	9,905	14,928	—	41,809

Reimbursable expenses	3,415	463	59	—	3,937

Total cost of services	20,391	10,368	14,987	—	45,746

Gross profit	12,516	8,106	3,767	—	24,389

Selling expenses	3,253	2,346	966	374	6,939

General & administrative expenses	7,311	5,101	2,379	(22)	14,769

Restructuring, severance, and impairment costs	1,837	5,866	—	115	7,818

Income (loss) from operations	$115	$(5,207)	$422	$(467)	$(5,137)

For the six months ended June 27, 2003:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$57,887	$32,973	$50,580	$—	$141,440

Reimbursements	6,167	733	765	—	7,665

Total revenues	64,054	33,706	51,345	—	149,105

Cost of services before reimbursable expenses	33,616	19,205	43,469	—	96,290

Reimbursable expenses	6,167	733	765	—	7,665

Total cost of services	39,783	19,938	44,234	—	103,955

Gross profit	24,271	13,768	7,111	—	45,150

Selling expenses	8,717	4,588	1,200	463	14,968

General & administrative expenses	12,957	11,158	5,997	1,063	31,175

Restructuring, severance, and impairment costs	(35)	3,983	—	(34)	3,914

Income (loss) from operations	$2,632	$(5,961)	$(86)	$(1,492)	$(4,907)

For the six months ended June 28, 2002:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$58,335	$35,532	$35,608	$—	$129,475

Reimbursements	6,708	998	108	—	7,814

Total revenues	65,043	36,530	35,716	—	137,289

Cost of services before reimbursable expenses	33,374	20,531	27,977	—	81,882

Reimbursable expenses	6,708	998	108	—	7,814

Total cost of services	40,082	21,529	28,085	—	89,696

Gross profit	24,961	15,001	7,631	—	47,593

Selling expenses	6,479	4,572	2,039	743	13,833

General & administrative expenses	13,723	9,940	4,650	1,169	29,482

Restructuring, severance, and impairment costs	1,837	5,866	—	115	7,818

Income (loss) from operations	$2,922	$(5,377)	$942	$(2,027)	$(3,540)

Detail of Outsourcing revenues:

Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Internally generated revenues	$20,225	$15,844	$39,903	$31,112
Subcontractor revenues	5,861	2,851	10,677	4,496

Revenues before reimbursements	$26,086	$18,695	$50,580	$35,608

10.          Line of Credit

                The Company has a revolving line of credit, under which it is allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2004. There was no outstanding balance under the line of credit at June 27, 2003. Due to a net loss at June 27, 2003, the Company is out of compliance with certain bank covenants contained in the line of credit agreement. However, we received a waiver for the covenant non-compliance and are renegotiating our line of credit agreement to implement less restrictive covenants.  While we believe the Company can renegotiate the bank covenants, there is no assurance that this can be accomplished.

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

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for professional services and information technology outsourcing services.  We typically bill for our services on an hourly, fixed-fee, or monthly fixed-fee basis as specified by the agreement with a particular client.  In our consulting and systems integration businesses (“CSI”), the healthcare and life sciences business units, we establish either standard or target hourly rates for each level of consultant based on several factors, including industry and assignment-related experience, technical expertise, skills, and knowledge.  For services billed on an hourly basis, fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Actual hourly or fixed fees for an assignment may vary from the standard, target, or historical rates that we have charged.  Revenues are generally recognized related to the level of services performed based upon the amount of time completed on each assignment versus the projected number of hours required to complete such assignment, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Provisions are made for estimated uncollectible amounts based on our historical experience.  We may obtain payment in advance of providing services.  These advances are recorded as customer advances and reflected as a liability on our balance sheet.

Out-of-pocket expenses billed and reimbursed by clients are included in total revenues, and then deducted to determine net revenues.  For purposes of analysis, all percentages in this discussion are stated as a percentage of net revenues, since we believe that this is the more relevant measure of our business.

Cost of services primarily consists of the salaries, bonuses, and related benefits of client-serving consultants and outsourcing associates, and subcontractor expenses.  Selling expenses primarily consist of the salaries, benefits, travel, and other costs of our sales force, as well as marketing and market research expenses.  General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals, such as: non-billable travel; office space occupancy; information systems; salaries and expenses for executive management, financial accounting and administrative personnel; expenses for firm and business unit governance meetings; recruiting fees; professional development and training; and legal and other professional services.  As associate related costs are relatively fixed in the short term, variations in our revenues and operating results in our CSI business can occur as a result of variations in billing margins and utilization rates of our billable associates.

Our most significant expenses are our human resource and related salary and benefit expenses.  As of June 27, 2003, approximately 1,046 of our employees are billable consultants.  Another 669 employees form our firm’s outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 18.2% of our workforce, or 381 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to, our consultant utilization, which is the ratio of total billable hours to available hours in a given period, the amount and timing of cost incurred, our ability to control costs on our outsourcing projects, the billed rate on time and material contracts, and the estimated cost to complete our non-outsourcing fixed price contracts.  We evaluate our non-outsourcing fixed price contracts on a monthly basis by estimating the cost to complete the assignment.  We then recognize revenues to achieve a constant margin over the remaining term of the engagement.  We have changed our accounting for outsourcing contracts with the adoption of EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” in the first quarter of fiscal year 2003.  Under our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenue due to reduced transaction volumes, our gross margin can be negatively impacted.

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

Results of Operations for the Three Months Ended June 27, 2003 and June 28, 2002

Revenues.  Our net revenues increased to $71.3 million for the quarter ended June 27, 2003, an increase of 7.7% from $66.2 million for the quarter ended June 28, 2002.  Our total revenues increased to $75.4 million for the quarter ended June 27, 2003, an increase of 7.5% from $70.1 million for the quarter ended June 28, 2002.  The increases were primarily due to revenue from our acquisitions and two outsourcing engagements that began in mid-2002.  These increases were partially offset by a significant decline in life sciences revenues (exclusive of acquisitions), where we rolled off a significant client engagement in March 2003 and were unable to replace that work with new contracts.  If we do not obtain new engagements and/or follow-up work from this or other clients, we could see a further decline in revenues in the life sciences business unit.  Additionally, we have several contracts in the health plan sector of our healthcare business which will be concluding over the remainder of 2003.  If we are unable to replace these contracts with new or follow-on engagements, we could see a decline in revenues in healthcare as well.

Cost of Services.  Cost of services before reimbursable expenses increased to $48.7 million for the quarter ended June 27, 2003, an increase of 16.5% from $41.8 million for the quarter ended June 28, 2002.  The increase is primarily due to the costs of services of the outsourcing engagements that began in mid-2002 and costs of services from the recent acquisitions, partially offset by a reduction in staff in our life sciences business unit.

Gross Profit.  Gross profit decreased to $22.6 million for the quarter ended June 27, 2003, a decrease of 7.3% from $24.4 million for the quarter ended June 28, 2002 primarily due to the change in our revenue mix from life science and healthcare revenues to outsourcing revenues, which are generally at a lower margin.  Additionally, life sciences’ margin declined as we did not reduce costs as quickly as the decline in our revenue.  Gross profit as a percentage of net revenues decreased from 36.8% for the quarter ended June 28, 2002 to 31.7% for the quarter ended June 27, 2003, due to the factors discussed above, and due to lower margin percentages on our outsourcing contracts compared to the prior year related to the high proportion of subcontractors in our more recent contracts.

Selling Expenses.  Selling expenses increased to $7.7 million for the quarter ended June 27, 2003, an increase of 11.0% from $6.9 million for the quarter ended June 28, 2002, primarily due to selling costs added by the acquisition of Paragon and an increase in salespeople for our healthcare business unit.  Selling expenses as a percentage of net revenue increased from 10.5% for the quarter ended June 28, 2002 to 10.8% for the quarter ended June 27, 2003.

General and Administrative Expenses.  General and administrative expenses increased to $16.6 million for the quarter ended June 27, 2003, an increase of 12.4% from $14.8 million for the quarter ended June 28, 2002.  The increase was primarily due to general and administrative expenses from  acquired companies and a minor increase in other miscellaneous costs for the existing business units.  General and administrative expenses as a percentage of net revenues increased from 22.3% for the quarter ended June 28, 2002 to 23.3% for the quarter ended June 27, 2003.  While we are planning to continue our significant cost reduction efforts, our general and administrative expenses are not expected to decline to last year’s level in the next several quarters due to investments we are making in software product development in life sciences and in the Patient Safety Institute and related technologies.

Restructuring, Severance, and Impairment Costs.  Restructuring, severance, and impairment costs were $3.9 million for the three months ended June 27, 2003 compared to $7.8 million for the three months ended June 28, 2002.  Restructuring, severance, and impairment costs for the three months ended June 27, 2003 included approximately $0.7 million of severance costs related to staff reductions and approximately $3.2 million for facility downsizing and fixed asset write-downs.  Restructuring, severance, and impairment costs for the three months ended June 28, 2002 included approximately $4.0 million of severance costs related to staff reductions and approximately $3.8 million for facility downsizing.  We expect to incur additional restructuring severance costs in the third quarter and possibly fourth quarter of fiscal year 2003 as we reduce additional staff and general and administrative expense from our life sciences business.

Interest Income, Net.  Interest income, net of interest expenses, increased to $0.3 million for the quarter ended June 27, 2003 from $0.2 million for the quarter ended June 28, 2002.  Interest income net of interest expenses as a percentage of net revenues remained at 0.4% for the quarter ended June 27, 2003 as in the quarter ended June 28, 2002.

Other Expenses, Net.  Other expense increased to $0.2 million for the quarter ended June 27, 2003 compared to expenses of $0.1 million for the quarter ended June 28, 2002.  The expenses in the current quarter are due to the 19.9% minority interest in the income generated in the second quarter by the subsidiary which contains the majority of FCG’s outsourcing business.

Income Taxes.  The benefit for income taxes was 36.5% for the quarter ended June 27, 2003, compared to a provision rate of 42% in the quarter ended June 28, 2002 which was based on expected full year profit in fiscal 2002.  The benefit rate is lower than the previous provision rate due to the existence of certain non-deductible expenses.

Results of Operations for the Six Months Ended June 27, 2003 and June 28, 2002

Revenues.  Our net revenues increased to $141.4 million for the six months ended June 27, 2003, an increase of 9.2% from $129.5 million for the six months ended June 28, 2002.   Total revenues increased to $149.1 million for the six months ended June 27, 2003, an increase of 8.6% from $137.3 million for the six months ended June 28, 2002.  The increases were primarily due to revenues from our acquisitions and the outsourcing contracts that began mid-2002.  These increases were partially offset by a significant decline in life sciences revenues (exclusive of acquisitions), where we rolled off a significant client engagement in March 2003 and were unable to replace that work with new contracts.  If we do not obtain new engagements and/or follow-up work from this or other clients, we could see a further decline in revenues in the life sciences business unit.  Additionally, we have several contracts in the health plan sector of our healthcare business which will be concluding over the remainder of 2003.  If we are unable to replace these contracts with new or follow-on engagements, we could see a decline in revenues in healthcare as well.

Cost of Services.  Cost of services before reimbursable expenses increased to $96.3 million for the six months ended June 27, 2003, an increase of 17.6% from $81.9 million for the six months ended June 28, 2002.  The increase is primarily due to the costs of services of the outsourcing engagements that began in mid-2002 and costs of services from the recent acquisitions, partially offset by a reduction in staff in our life sciences business unit.

Gross Profit.  Gross profit decreased to $45.1 million for the six months ended June 27, 2003, a decrease of 5.1% from $47.6 million for the six months ended June 28, 2002 primarily due to the change in our revenue mix from life science and healthcare revenues to outsourcing revenues, which are generally at a lower margin.  Additionally, life sciences margin declined as we did not reduce costs as quickly as the decline in our revenue. Gross profit as a percentage of net revenue decreased to 31.9% for the six months ended June 27, 2003 from 36.8% for the six months ended June 28, 2002, due to the factors discussed above and lower margin percentages on our outsourcing contracts compared to the prior year.  This lower margin percentage in outsourcing is related to the higher proportion of subcontractors in our more recent contracts, and cost overruns on certain outsourcing contracts in the first quarter of fiscal year 2003.

Selling Expenses.  Selling expenses increased to $15.0 million for the six months ended June 27, 2003, an increase of 8.2% from $13.8 million for the six months ended June 28, 2002, primarily due to selling costs added by the acquisition of Paragon and an increase in salespeople for our healthcare business unit.    Selling expenses as a percentage of net revenues decreased from 10.7% for the six months ended June 28, 2002 to 10.5% for the six months ended June 27, 2003 due to the increase in revenue.

General and Administrative Expenses.  General and administrative expenses increased to $31.2 million for the six months ended June 27, 2003, an increase of 5.7% from $29.5 million for the six months ended June 28, 2002 primarily due to costs from our acquired companies.  General and administrative expenses as a percentage of net revenues decreased from 22.8% for the six months ended June 28, 2002 to 22.0% for the six months ended June 27, 2003.  While we are planning to continue our significant cost reduction efforts, our general and administrative expenses are not expected to decline to last year's level in the next several quarters due to investments we are making in software product development in life sciences and in the Patient Safety Institute and related technologies.

Restructuring, Severance, and Impairment Costs.  Restructuring, severance, and impairment costs were $3.9 million for the six months ended June 27, 2003 compared to $7.8 million for the six months ended June 28, 2002.  Restructuring, severance and impairment costs for the six months ended June 27, 2003 included approximately $0.7 million of severance costs related to staff reductions and approximately $3.2 million for facility downsizing and fixed asset write-downs.  Restructuring, severance and impairment costs for the six months ended June 28, 2002 included approximately $4.0 million of severance costs related to staff reductions and approximately $3.8 million for facility downsizing.  We expect to incur additional restructuring severance costs in the third quarter and possibly fourth quarter of fiscal year 2003 as we reduce additional staff and general and administrative expense from our life sciences business.

Interest Income, Net.  Interest income, net of interest expenses, remained the same at $0.5 million for the six months ended June 27, 2003 and June 28, 2002.  Interest income net of interest expenses as a percentage of net revenues increased to 0.4% for the six months ended June 27, 2003 from 0.3% for the six months ended June 28, 2002 .

Other Expenses, Net.  Other expense decreased to $0.0 million for the six months ended June 27, 2003 from $0.1 million for the six months ended June 28, 2002 primarily due to a reduction in minority interest expense due to having earned less income in our 80.1% owned outsourcing entity.

Income Taxes.  The provision rate for income taxes was 42% for the six months ended June 28, 2002 compared to a benefit of 35.0% for the six months ended June 27, 2003.  The provision rate was based on expected full year profit in fiscal 2002.  The benefit rate is lower than the provision rate due to the existence of certain non-deductible expenses.

Cumulative Effect of Change in Accounting Principle.  In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,”  which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption is permitted and we adopted the new standard as of the beginning of 2003.  In addition, we  elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and recorded to earnings in the first quarter of 2003 the resulting cumulative effect as a change in accounting principle.  We recorded a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

Liquidity and Capital Resources

During the six months ended June 27, 2003, we generated cash flow from operations of $5.4 million.  During the six months ended June 27, 2003, we used approximately $11.1 million to acquire three companies (see Note 4 of the Notes to Consolidated Financial Statements) and $2.7 million of cash to purchase property and equipment, including computer and related equipment, and office furniture.  At June 27, 2003, we had cash and investments available for sale of $60.2 million compared to $67.3 million at December 27, 2002.

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2004.  There was no outstanding balance under the line of credit at June 27, 2003.   Due to a net loss at June 27, 2003, we are out of compliance with certain bank covenants contained in the line of credit agreement.  However, we received a waiver for the covenant non-compliance and are renegotiating our line of credit agreement to implement less restrictive covenants. While we believe we can renegotiate the bank convenants, there is no assurance that this can be accomplished.

Management believes that our existing cash and investments, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and investments are available for capital expenditures (which are projected at approximately $7 million for 2003, $2.7 million of which was spent during the six months ended June 27, 2003), strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise, including $2.4 million in cash that will be spent on or about January 2004 to purchase the remaining 47.65% minority interest in FCG Infrastructure Services (formerly Codigent Solutions Group, Inc.) that we do not already own.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, cost to complete client engagements, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes, restructuring costs, idle facilities, litigation and disputes, and the allowance for doubtful accounts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Our actual results may differ from our estimates and we do not assume any obligation to update any forward-looking information.

We believe the following critical accounting policies reflect our more significant assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Unbilled Receivables

Revenues are derived primarily from consulting, systems integration, and information technology outsourcing services.  Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis.  Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured.  We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees.  Arrangements range in length from less than one year to seven years.  The longer-term arrangements are generally level-of-effort or fixed price arrangements.

Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses.  Revenues from level-of-effort arrangements are recognized based upon a fixed price for the level or resources provided.  Revenues from fixed fee arrangements for consulting and systems integration work are generally recognized on a percentage-of-completion basis.  We maintain, for each of our fixed fee contracts, estimates of total revenue and cost over the contract term. For purposes of periodic financial reporting on the fixed price consulting and system integration contracts, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made.

Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion.  If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized.  Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.  Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals.  Revenues from incentive type arrangements are recognized when it is probable they will be earned.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  As of June 27, 2003, we had unbillable revenues included in current unbilled receivables of approximately $0.7 million, which were generally expected to be billed in the following quarter.  In addition, we had long-term unbilled receivables at June 27, 2003, and June 28, 2002 of $6.6 million and $9.2 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining three and one-half years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

Customer advances comprise payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.   Management analyzes account receivables and historical bad debt, customer concentrations, credit worthiness, past collection experience, current economic trends, and changes in our customer payment terms when evaluating the adequacy of doubtful accounts.

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we have generated additional deferred tax assets for net operating loss carryforwards resulting from the losses we are incurring, caused in part by the cumulative effect of our change in revenue recognition method on our outsourcing contracts.  Based on our belief that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets, we have not recorded a valuation allowance against our deferred tax asset.  We will evaluate the potential need for a valuation allowance on an ongoing basis.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment test.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which requires significant judgment.  Our operating results

have been negatively impacted by the worldwide economic conditions.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  As of June 27, 2003, we have $14.2 million of goodwill and $1.3 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies EITF Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 affected our restructuring charge in the second quarter of fiscal year 2003, as we accrued only severance related to employees terminated during the quarter, and not any severance related to planned future actions.  As a result, the Company will record additional severance costs as incurred over the balance of the year.

In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption is permitted and we adopted the new standard as of the beginning of 2003.  In addition, we elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and recorded to earnings the resulting cumulative effect as a change in accounting principle.  We recorded a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002.  At June 27, 2003, we had no guarantees outstanding.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  At this time, we intend to continue to account for stock-based compensation to our associates using the methods prescribed by Accounting Principles Bulletin (APB) Opinion No. 25, and related interpretations.  We have made certain disclosures required by SFAS No. 148 in our Notes to Consolidated Financial Statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as equity.  The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  We do not believe that the adoption of SFAS No. 150 will have a material impact on our consolidated financial statements.

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

•                  The roll-off or completion of significant projects in any of our business segments;

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

Finally, we reported net losses for the second quarter of 2003, and we cannot assure you that we will achieve positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

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

Currently, we have six active outsourcing relationships. Net revenues from such outsourcing relationships, as of the quarter ended June 27, 2003, represented approximately 35% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long term agreements with us.  However, the loss of any of our outsourcing relationships would have a material impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

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

In May 2003, we completed the acquisition of a company that provides inbound and outbound call center services to the hospital and payer markets.  The acquisition represents our entry into the business process outsourcing market (BPO).  If we are unable to successfully  integrate and leverage this acquisition in the BPO, we may not be able to successfully execute our strategy in this market.  Further, all acquisitions involve risks that could materially and adversely affect our business and operating results.  Consequently, we may fail to meet public market expectations and the price of our common stock may decline.

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

We intend to grow, in part, by acquiring complementary businesses that could enhance our capability to serve the healthcare and pharmaceutical industries.  For example, in May 2002, we acquired a majority interest in Codigent Solutions Group, Inc. (now known as FCG Infrastructure Services, Inc.) and during the first half of 2003, we acquired Paragon Solutions, Inc., Coactive Systems Corporation,  and certain assets of Phyve Corporation. All acquisitions involve risks that could materially and adversely affect our business and operating results.  These risks include:

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

We may be negatively impacted if investments in products and emerging service lines are unsuccessful.

We have publicly announced our strategy to increase our investment in product development, particularly in our life sciences business unit, in addition to continuing our investments in emerging service lines.  We typically do not capitalize the cost of our product development activities and do not anticipate capitalizing expected investments.  As a result, our financial results may be adversely impacted by such increased investment in the short term.  If such product development activities or investment in our emerging service lines do not result in relevant offerings, we will not achieve desired levels of return on these investments.  As a result, our business and results of operations could be adversely affected.

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

We are subject to many risks as a result of the services we provide to our international clients or services we may provide through subcontractors or employees that are located outside of the U.S.  Further, in February 2003, we acquired Paragon Solutions, Inc., a U.S. based company with offshore software development centers in India and Vietnam.  As a result of this acquisition, we currently have business operations and employees located in India and Vietnam, as well as our existing employees throughout Europe and in Japan.  If we fail to recruit and retain a sufficient number of qualified employees in each country where we conduct business, our ability to expand internationally or perform our existing services may be impaired and our business could be adversely affected.  Our international operations are also subject to a variety of risks, including:

•                  Difficulties in creating international market demand for our services;

•                  Difficulties and costs of tailoring our services to each individual country’s healthcare and pharmaceutical market needs;

•                  Unfavorable pricing and price competition;

•                  Currency fluctuations;

•                  Recruiting and hiring employees, and other employment issues unique to international operations, including ability to secure work visas for foreign employees in the U.S.;

•                  Longer payment cycles in some countries and difficulties in collecting international accounts receivable;

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

We have a number of relationships with software and hardware vendors.  We believe that our relationship with vendors are important to our sales, marketing, and support activities.  We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with a particular vendor.  If we fail to maintain our relationships with these vendors, or fail to establish additional new relationships, our business could be materially adversely affected.

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

Our current officers, directors, and other affiliates beneficially own approximately 35% of our outstanding shares of common stock and approximately 46% on a fully diluted basis.  As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock, and approval of new stock and option plans.

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

In 1999, our board of directors adopted a share purchase rights plan that is intended to protect our stockholders’ interests in the event we are confronted with coercive takeover tactics.  Pursuant to the stockholders rights plan, we distributed “rights” to purchase up to 500,000 shares of our Series A Junior Participating Preferred Stock.  Under some circumstances, these rights become the rights to purchase shares of our common stock or securities of an acquiring entity at one-half the market value.  The rights are not intended to prevent our takeover, rather they are designed to deal with the possibility of unilateral actions by hostile acquirers that could deprive our board of directors and stockholders of their ability to determine our destiny and obtain the highest price for our common stock.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents and short-term investments which totaled $60.2 million at June 27, 2003 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.6 million.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of June 27, 2003, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

                There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2002 Annual Meeting of Stockholders on June 3, 2003. The stockholders elected the Board’s nominees as directors to serve three-year terms expiring at the 2006 Annual Meeting of Stockholders by the votes indicated:

Nominee	Votes in Favor	Votes Against	Abstentions
Stanley R. Nelson	17,487,869	522,332	0
Luther J. Nussbaum	16,925,055	1,085,146	0
Jack O. Vance, Ph.D.	17,011,658	998,543	0

The stockholders approved an amendment of FCG’s 2000 Associate Stock Purchase Plan to increase the number of shares of FCG stock reserved for issuance under than plan by 1,250,000 shares, from 1,000,000 shares to 2,250,000 shares. The proposal to amend the plan was approved with 15,265,169 votes cast in favor, 687,852 votes cast against and 2,057,180 votes abstaining from the proposal.

The stockholders also ratified our selection of Grant Thornton LLP as our independent auditors for the year ending December 26, 2003, with 17,875,996 votes cast in favor, 121,261 votes cast against and 12,944 votes abstaining from the proposal.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          Exhibits

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
11.1 (5)	Statement of computation of per share earnings
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          See Note 1 to Consolidated Financial Statements, “Accounting Policies – Basic and Diluted Net Loss Per Share.”

(b)         Reports on Form 8-K

(1)          Form 8-K filed on April 9, 2003 and amended April 10, 2003, furnishing a press release announcing our expected financial results for the first quarter of 2003 (Items 7 and 9).

(2)          Form 8-K filed on April 22, 2003 furnishing a press release announcing our financial results for the first quarter of 2003 (Items 7 and 9).

(3)          Form 8-K filed on May 1, 2003 furnishing a press release announcing three investor events in which we were going to participate in May 2003 (Item 9).

(4)          Form 8-K filed on June 3, 2003 reporting the completion of our acquisition of Coactive Systems Corporation (Items 5 and 7).

(5)          Form 8-K filed on June 24, 2003 furnishing a press release announcing our expected financial results for the second quarter of 2003 (Items 7 and 9).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: August 11, 2003	/s/LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman and Chief Executive Officer

Date: August 11, 2003	/s/MICHAEL J. PUNTORIERO
Michael J. Puntoriero
Executive Vice President and Chief
Financial Officer
(Principal Financial Officer)

Exhibit Index

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
11.1 (5)	Statement of computation of per share earnings
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          See Note 1 to Consolidated Financial Statements, “Accounting Policies – Basic and Diluted Net Loss Per Share.”