Form 10-Q
period 2003-09-26
FIRST CONSULTING GROUP INC
filed 2003-11-10
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	25,946,072
(Class)	(Outstanding at October 24, 2003)

First Consulting Group, Inc.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited)

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share data)

	September 26, 2003	December 27, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,725	$27,550
Short-term investments	33,742	38,796
Accounts receivable, less allowance of $1,901 and $1,899 in the periods ended September 26, 2003 and December 27, 2002, respectively	23,392	36,889
Unbilled receivables	14,927	13,264
Deferred income taxes	6,163	6,198
Prepaid expenses and other current assets	1,894	2,110
Total current assets	102,843	124,807

Notes receivable – stockholders	594	657
Long-term investments	3,219	2,200
Property and equipment:
Furniture, equipment, and leasehold improvements	5,533	7,505
Information systems equipment	23,532	21,123
	29,065	28,628
Less accumulated depreciation and amortization	19,645	20,104
	9,420	8,524

Other assets:
Executive benefit trust	5,818	6,059
Long-term account receivable	6,189	8,059
Deferred income taxes	9,018	3,147
Goodwill, net	15,076	3,282
Intangibles, net	4,671	214
Other	1,474	360
	42,246	21,121
Total assets	$158,322	$157,309

The accompanying notes are an integral part of these financial statements.

	September 26, 2003	December 27, 2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,888	$1,652
Accrued liabilities	16,935	14,660
Accrued restructuring	8,184	7,578
Accrued vacation	7,208	6,868
Accrued incentive compensation	2,081	2,328
Customer advances	6,714	7,877
Total current liabilities	44,010	40,963
Non-current liabilities:
Supplemental executive retirement plan	5,937	6,351
Minority interest	443	2,023
Total non-current liabilities	6,380	8,374
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 25,934,536 and 24,073,089 shares issued and outstanding at September 26, 2003 and December 27, 2002, respectively	26	24
Additional paid-in capital	101,791	92,461
Retained earnings	7,860	17,853
Deferred compensation-stock incentive agreements	(409)	(621)
Notes receivable-stockholders	(732)	(1,076)
Accumulated other comprehensive loss	(604)	(669)
Total stockholders’ equity	107,932	107,972
Total liabilities and stockholders’ equity	$158,322	$157,309

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Revenues before reimbursements	$65,849	$69,606	$207,289	$199,081
Reimbursements	4,060	3,487	11,725	11,301
Total revenues	69,909	73,093	219,014	210,382

Cost of services before reimbursable expenses	46,709	45,762	142,999	127,644
Reimbursable expenses	4,060	3,487	11,725	11,301
Total cost of services	50,769	49,249	154,724	138,945

Gross profit	19,140	23,844	64,290	71,437

Selling expenses	6,702	7,079	21,670	20,912
General and administrative expenses	15,326	13,471	46,501	42,953
Restructuring, severance, and impairment costs	4,179	—	8,093	7,818
Income (loss) from operations	(7,067)	3,294	(11,974)	(246)
Other income (expense):
Interest income, net	232	240	760	692
Other expense, net	(160)	(233)	(164)	(340)
Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	(6,995)	3,301	(11,378)	106
Income tax (benefit) expense	(2,448)	1,390	(3,982)	44
Income (loss) before cumulative effect of change in accounting principle, net of tax	(4,547)	1,911	(7,396)	62
Cumulative effect of change in accounting principle, net of tax	—	—	(2,597)	—
Net income (loss)	$(4,547)	$1,911	$(9,993)	$62

Basic & diluted income (loss) per share
Income (loss) before cumulative effect of change in accounting principle, net of tax	$(0.18)	$0.08	$(0.30)	$0.00
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)	—
Net income (loss)	$(0.18)	$0.08	$(0.40)	$0.00
Weighted average shares used in computing:
Basic income (loss) per share	24,944	24,074	24,752	23,976
Diluted income (loss) per share	24,944	24,535	24,752	24,826

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	(unaudited)
	September 26, 2003	September 27, 2002
Cash flows from operating activities:
Net income (loss):	$(9,993)	$62
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	2,597	—
Depreciation and amortization	4,303	3,890
Goodwill impairment	—	2,143
Provision for bad debts, net of adjustments	(20)	(379)
Loss (gain) on sale of assets	(15)	(4)
Minority interest in net income (loss) of subsidiaries	88	405
Compensation from stock issuances	128	77
Interest income on notes receivable – stockholders	(85)	(254)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	14,714	9,376
Unbilled receivables	(6,494)	(6,298)
Prepaid expenses and other	239	230
Long-term account receivable	1,230	1,185
Other assets	(331)	(421)
Accounts payable	1,146	736
Accrued liabilities	3,440	2,942
Accrued restructuring	717	639
Accrued vacation	268	484
Accrued incentive compensation	(247)	(2,406)
Customer advances	(1,223)	(47)
Deferred income taxes	(5,836)	233
Supplemental executive retirement plan	(414)	208
Other	335	421
Net cash provided by operating activities:	4,547	13,222
Cash flows from investing activities:
Proceeds from sale/maturity of investments	4,035	(321)
Purchase of property and equipment	(4,160)	(1,987)
Acquisition of businesses, net of cash acquired	(11,155)	(2,656)
Net cash used in investing activities	(11,280)	(4,964)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	1,375	2,158
Proceeds from notes receivable and tax loan payments	533	211
Net cash provided by financing activities	1,908	2,369
Net change in cash and cash equivalents	(4,825)	10,627
Cash and cash equivalents at beginning of period	27,550	32,499
Cash and cash equivalents at end of period	$22,725	$43,126

Cash paid during the period for:
Interest	$27	$32
Income taxes	$311	$956

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.                                      Accounting Policies

Basis of Presentation

The consolidated balance sheet of First Consulting Group, Inc. (the “Company”) at September 26, 2003 and consolidated statements of operations and consolidated statements of cash flows for the periods ended September 26, 2003 and September 27, 2002 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 26, 2003, the results of operations for the three month and nine month periods ended September 26, 2003 and September 27, 2002 and the cash flows for the nine month periods ended September 26, 2003 and September 27, 2002.  The results of operations and cash flows for the nine months ended September 26, 2003 are not necessarily indicative of the results to be expected for the year ending December 26, 2003.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 27, 2002 included in the Company’s Annual Report on Form 10-K.

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

The following table presents pro forma net income (loss) had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net income (loss), as reported	$(4,547)	$1,911	$(9,993)	$62
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(274)	(477)	(1,676)	(2,197)
Pro forma net income (loss)	$(4,821)	$1,434	$(11,669)	$(2,135)

Basic & diluted income (loss) per share As reported	$(0.18)	$0.08	$(0.40)	$0.00
Pro forma	$(0.19)	$0.06	$(0.47)	$(0.09)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income per share is based on the assumption that stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Stock options are not considered when computing diluted net loss per share as they are considered anti-dilutive.

The following represents a reconciliation of basic and diluted net income (loss) per share for the three month and nine month periods ended September 26, 2003 and September 27, 2002 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002

Income (loss) before cumulative effect, net of tax	$(4,547)	$1,911	$(7,396)	$62
Cumulative effect of change in accounting principle, net of tax	—	—	2,597	—
Net income (loss)	$(4,547)	$1,911	$(9,993)	$62

Basic & diluted income (loss) per share:
Income (loss) before cumulative effect, net of tax	$(0.18)	$0.08	$(0.30)	$0.00
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)	—
Net income (loss) per share	$(0.18)	$0.08	$(0.40)	$0.00

Basic weighted number of shares outstanding	24,944	24,074	24,752	23,976
Effect of dilutive options and warrants	—	461	—	850
Diluted weighted number of shares outstanding	24,944	24,535	24,752	24,826

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes including the potential need for a tax asset valuation allowance, restructuring costs, litigation and disputes, and the allowance for doubtful accounts.  The Company uses significant estimates in the calculation of its income tax benefit by estimating that it will have sufficient future taxable income to realize its deferred tax assets in full and does not need to record a valuation allowance at this time.  However, there can be no assurances that the Company’s taxable income will be sufficient to realize such deferred tax assets and the Company will continue to evaluate the potential need for a valuation allowance on an ongoing basis.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company’s actual results may differ from its estimates.

Recent Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.  SFAS No. 146 affected the Company’s restructuring charges in the second and third quarters of fiscal year 2003, as it accrued only severance related to employees terminated during the quarter, and not any severance related to planned future actions.  As a result, the Company will record additional severance costs as incurred in the fourth quarter of 2003.

In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The new standard was required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption was permitted and the Company adopted the new standard as of the beginning of 2003.  In addition, the Company adopted the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and recorded the resulting cumulative effect as a change in accounting principle.  The non-cash charge, net of tax, was $2.6 million, or $0.11 per share, which was recorded in the first quarter of 2003.  At September 26, 2003, the per share charge equates to $0.10 due to the increase in the number of shares outstanding.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002.  At September 26, 2003, the Company had no guarantees outstanding.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  At this time, the Company intends to continue to account for stock-based compensation to its associates using the methods prescribed by Accounting Principles Bulletin (APB) Opinion No. 25, and related interpretations.  The Company has made certain disclosures required by SFAS No. 148 in our Notes to Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003.  The Company has not entered into any transactions or other arrangements which it believes would be considered variable interest entities.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as equity.  The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

2.                                      Investments

For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less.  At September 26, 2003, the Company has approximately $33.7 million in short-term investments and $2.0 million of long-term investments classified as available for sale.  Such investments are currently held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were not material at September 26, 2003.  Additionally, the Company has $1.2 million of non-marketable equity investments, valued at the lower of cost or estimated fair value, which are included in long-term investments.

3.                                      Long-Term Account Receivable

At September 26, 2003, the Company carried a long-term account receivable of approximately $6.2 million from a single client.  The receivable relates to a major outsourcing contract and will be collected over the next three years.

4.                                      Business Acquisitions

Businesses acquired through September 26, 2003, were accounted for in accordance with SFAS No. 141 (Business Combinations) and are included in the consolidated financial statements from the date of acquisition.  Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

Paragon Solutions, Inc.

On February 12, 2003, the Company acquired 100% of Paragon Solutions, Inc., a U.S. based provider of onshore and offshore software development services which is now part of the life sciences segment. The Company initially issued 600,500 unregistered shares of common stock and paid cash consideration of approximately $0.2 million to Paragon shareholders who elected cash payment.  Since the acquisition, the Company has recovered 39,285 shares of its unregistered common stock from an escrow account to compensate it for certain undisclosed liabilities and expenses of Paragon.  The Company also agreed to reserve an additional 49,540 shares of its common stock for issuance upon the exercise of options that were initially issued under Paragon’s stock incentive plans.  Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of approximately $1.0 million, related to contracts and agreements not to compete, and goodwill of approximately $8.3 million have been recorded.  In connection with the acquisition, the Company immediately repaid $7.7 million of debt assumed from Paragon.  Additionally, the Company acquired approximately $0.4 million of cash as part of the acquisition.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 12, 2003 in connection with the Paragon acquisition (in thousands):

Accounts receivable	$996
Other assets	1,212
Property and equipment, net	1,096
Goodwill	8,287
Intangible assets	990
Accrued liabilities	(1,543)
Assumed debt including interest	(7,695)
Net assets acquired	3,343
Value of stock issued	3,057
Cash consideration	$286

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

Coactive Systems Corporation

On May 30, 2003, the Company acquired 100% of Coactive Systems Corporation (Coactive) as an entry into the Business Process Outsourcing market.  Coactive provides call center services and builds software customized for hospitals, health plans, and other healthcare organizations.  The Company paid $0.6 million in cash to the shareholders of Coactive in the merger.  In connection with the acquisition, the Company immediately repaid $1.5 million of debt assumed from Coactive.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of May 30, 2003 in connection with the Coactive acquisition (in thousands):

Accounts receivable, net	$201
Intangible software	441
Other assets	218
Property and equipment, net	106
Goodwill	1,413
Accrued liabilities	(226)
Assumed debt including interest	(1,523)
Cash consideration	$630

Minority Interest Buy-out

On September 17, 2003, the Company acquired the 4.9% outstanding minority interest of FCG Management Services (FCGMS) from the University of Pennsylvania Health Systems (UPHS) for $1.86 million in cash.  Since the minority interest had been subject to a put and call arrangement, the Company had been accounting for it as a sales incentive and amortizing it over the life of the UPHS contract term as a reduction of revenues in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer”.  Since the put and call arrangement was extinguished early by the agreement of the parties, the unamortized amount of $0.6 million was recorded as a reduction of revenue in the third quarter of 2003.

On September 26, 2003, the Company acquired the 15.0% outstanding minority interest of FCGMS from New York Presbyterian Hospital (NYPH).  The transaction was accounted for as a purchase of minority interest in accordance with SFAS No. 141 “Business Combinations” in the third quarter of 2003.  In consideration for NYPH’s 15.0% interest in FCGMS, the Company issued 1,000,000 unregistered shares of its common stock.  Based upon a preliminary purchase price allocation, goodwill of approximately $1.8 million and intangible assets of $2.7 million have been recorded.  Due to the recent closing date of the buyout, the purchase price allocations are tentative and subject to final purchase price valuation analysis.

As a result of the two transactions noted above, the Company now owns 100% of FCGMS.

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

The changes in the net carrying amounts of goodwill for the nine months ended September 26, 2003 are as follows (in thousands):

	Healthcare	Life Sciences	Outsourcing	Total
Balance as of December 27, 2002	$827	$1,468	$987	$3,282
Acquired	—	10,193	430	10,623
Currency translation adjustment	—	(7)	—	(7)
Balance as of March 28, 2003	827	11,654	1,417	13,898
Acquired	—	—	1,370	1,370
Adjustment to purchase price allocation	—	(916)	(200)	(1,116)
Currency translation adjustment	—	15	—	15
Balance as of June 27, 2003	827	10,753	2,587	14,167
Acquired	—	—	1,905	1,905
Adjustment to purchase price allocation	—	(990)	—	(990)
Currency translation adjustment	—	(6)	—	(6)
Balance as of September 26, 2003	$827	$9,757	$4,492	$15,076

As of September 26, 2003, the Company had the following acquired intangible assets recorded (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Software	$736	$(234)	$502	2
Customer based	3,841	(289)	3,552	3 - 4
Non-compete agreements	400	(180)	220	2 - 3
Software development	441	(44)	397	2
Total	$5,418	$(747)	$4,671

The following table summarizes the estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2003	$1,080
2004	1,697
2005	1,127
2006	884
2007	540
Total	$5,328

6.                                      Restructuring, Severance, and Impairment Costs

In the second quarter of 2002, the Company incurred a restructuring charge of $7.8 million consisting of $4.0 million in severance for the reduction of staff and $3.8 million in facility costs due to facility downsizing.  At September 26, 2003, there was a balance of $4.9 million which primarily relates to vacated leases remaining from this and previous restructurings.  The restructuring was accounted for in accordance with EITF 94-3 and SAB 100.

In the second quarter of 2003, the Company incurred a restructuring charge of $3.9 million consisting of $0.7 million in severance for the reduction of staff and $3.2 million in facility costs and fixed asset write-downs due to facility downsizing.  At September 26, 2003, there was a balance of $1.7 million of accrued liabilities which primarily relates to vacated leases remaining from this restructuring.  Due to these facilities being located in the same premises of prior vacated facilities and the interdependency of subleasing one or more areas, the separate calculation of what portion of the charge relates to newly versus previously vacated space is subjective, and therefore not presented.  Payments on lease obligations are scheduled to continue until 2008.  Market conditions and the ability to sublease these properties may affect the ultimate charge related to the lease obligations.  Any potential recovery or additional charge may affect amounts reported in future periods.

In the third quarter of 2003, the Company incurred a restructuring charge of $4.2 million consisting of $3.6 million in severance for the reduction of staff and $0.6 million in facility costs and fixed asset write-downs due to facility downsizing.  The $3.6 million severance charge represents 77 employees terminated during the quarter ended September 26, 2003.  The unpaid portion in the amount of $1.1 million relating to this charge will be paid in the fourth quarter of 2003.  The facility costs and fixed asset write-down of $0.6 million includes a charge for newly vacated facilities.  Restructuring charges in 2003 have been accounted for in accordance with SFAS 146.

The restructuring liability for the nine months ended September 26, 2003 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Total
Reserve balance at December 27, 2002	$1,093	$6,485	$7,578
Amounts paid, net of adjustments	(4,296)	(3,191)	(7,487)
Restructuring charge	4,302	3,791	8,093
Reserve balance at September 26, 2003	$1,099	$7,085	$8,184

7.                                      Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months and nine months ended September 26, 2003 and September 27, 2002 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net income (loss)	$(4,547)	$1,911	$(9,993)	$62
Foreign currency translation adjustment, net of tax	(82)	188	23	198
Unrealized gain (loss) on investments	6	9	42	(16)
Comprehensive income (loss)	$(4,623)	$2,108	$(9,928)	$244

8.                                      Cumulative Effect of Change in Accounting Principle

Effective December 28, 2002, the Company adopted EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption is permitted and the Company adopted the new standard as of the beginning of the first quarter of 2003.  In addition, the Company has elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle.  The adoption of EITF 00-21 resulted in a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.  At September 26, 2003, the per share charge equates to $0.10 due to the increase in the number of shares outstanding.

The following table illustrates the effect on net income (loss) and income (loss) per share as if the change in accounting principle had been adopted in prior periods (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Income (loss) before cumulative effect, as reported	$(4,547)	$1,911	$(7,396)	$62
Pro forma effect of change in accounting principle, net of tax	—	(50)	—	(1,059)
Pro forma net income (loss)	$(4,547)	$1,861	$(7,396)	$(997)

Basic & diluted net income (loss) per share
Income (loss) before cumulative effect – as reported	$(0.18)	$0.08	$(0.30)	$0.00
Pro forma effect of change in accounting principle, net of tax	—	$0.00	—	$(0.04)
Pro forma net income (loss) per share	$(0.18)	$0.08	$(0.30)	$(0.04)

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

The Company evaluates its segments’ performance based on revenues and operating income.  Selling and general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), to some extent, are managed at the corporate level and allocated to each operating segment based on either net revenues, actual usage, or other reasonable allocation methods.  Total assets have not been disclosed by segment as the allocation of assets by segment is not practical.

The following segment information is for the three month and nine month periods ended September 26, 2003 and September 27, 2002 (in thousands):

For the three months ended September 26, 2003:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$28,667	$12,162	$25,020	$—	$65,849
Reimbursements	3,323	336	401	—	4,060
Total revenues	31,990	12,498	25,421	—	69,909
Cost of services before reimbursable expenses	16,995	8,597	21,117	—	46,709
Reimbursable expenses	3,323	336	401	—	4,060
Total cost of services	20,318	8,933	21,518	—	50,769
Gross profit	11,672	3,565	3,903	—	19,140
Selling expenses	3,736	2,387	389	190	6,702
General & administrative expenses	6,213	5,363	3,576	174	15,326
Restructuring, severance, and impairment costs	634	2,295	—	1,250	4,179
Income (loss) from operations	$1,089	$(6,480)	$(62)	$(1,614)	$(7,067)

For the three months ended September 27, 2002:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$26,699	$16,382	$26,525	$—	$69,606
Reimbursements	3,027	414	46	—	3,487
Total revenues	29,726	16,796	26,571	—	73,093
Cost of services before reimbursable expenses	15,237	8,847	21,678	—	45,762
Reimbursable expenses	3,027	414	46	—	3,487
Total cost of services	18,264	9,261	21,724	—	49,249
Gross profit	11,462	7,535	4,847	—	23,844
Selling expenses	3,735	2,377	919	48	7,079
General & administrative expenses	5,955	4,703	2,587	226	13,471
Restructuring, severance, and impairment costs	—	—	—	—	—
Income (loss) from operations	$1,772	$455	$1,341	$(274)	$3,294

For the nine months ended September 26, 2003:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$86,554	$45,135	$75,600	$—	$207,289
Reimbursements	9,490	1,069	1,166	—	11,725
Total revenues	96,044	46,204	76,766	—	219,014
Cost of services before reimbursable expenses	50,611	27,802	64,586	—	142,999
Reimbursable expenses	9,490	1,069	1,166	—	11,725
Total cost of services	60,101	28,871	65,752	—	154,724
Gross profit	35,943	17,333	11,014	—	64,290
Selling expenses	12,453	6,975	1,589	653	21,670
General & administrative expenses	19,170	16,521	9,573	1,237	46,501
Restructuring, severance, and impairment costs	599	6,278	—	1,216	8,093
Income (loss) from operations	$3,721	$(12,441)	$(148)	$(3,106)	$(11,974)

For the nine months ended September 27, 2002:

	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$85,034	$51,914	$62,133	$—	$199,081
Reimbursements	9,735	1,412	154	—	11,301
Total revenues	94,769	53,326	62,287	—	210,382
Cost of services before reimbursable expenses	48,611	29,378	49,655	—	127,644
Reimbursable expenses	9,735	1,412	154	—	11,301
Total cost of services	58,346	30,790	49,809	—	138,945
Gross profit	36,423	22,536	12,478	—	71,437
Selling expenses	10,214	6,949	2,958	791	20,912
General & administrative expenses	19,678	14,643	7,237	1,395	42,953
Restructuring, severance, and impairment costs	1,837	5,866	—	115	7,818
Income (loss) from operations	$4,694	$(4,922)	$2,283	$(2,301)	$(246)

Detail of Outsourcing Revenues:

Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Internally generated revenues	$19,475	$20,109	$59,379	$51,209
Subcontractor revenues	5,545	6,416	16,221	10,924
Revenues before reimbursements	$25,020	$26,525	$75,600	$62,133

10.                               Line of Credit

The Company has a revolving line of credit, under which it is allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2004.  There was no outstanding balance under the line of credit at September 26, 2003.  Due to a net loss at September 26, 2003, the Company is out of compliance with certain bank covenants contained in the line of credit agreement.  However, the Company received a waiver for such non-compliance and is renegotiating the line of credit agreement to implement less restrictive covenants.  While the Company believes it can successfully renegotiate its line of credit, there is no assurance that this will be accomplished.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of September 26, 2003, approximately 1,044 of our employees are billable consultants.  Another 606 employees are part of our firm’s outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 20.6% of our workforce, or 427 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to, our consultant utilization, which is the ratio of total billable hours to available hours in a given period, the amount and timing of cost incurred, our ability to control costs on our outsourcing projects, the billed rate on time and material contracts, and the estimated cost to complete our non-outsourcing fixed price contracts.  We evaluate our non-outsourcing fixed price contracts on a monthly basis by estimating the cost to complete the assignment.  We then recognize revenues to achieve a constant margin over the remaining term of the engagement.  We have changed our accounting for outsourcing contracts with the adoption of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in the first quarter of fiscal year 2003.  Under our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenue due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.

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

In response to competition and continued pricing and rate pressures, we have recently implemented a global sourcing strategy into our business operations, which includes the deployment of offshore resources as well as resources that perform services remote from the client site.  We expect this strategy to result in improved cost of services through a combination of lower cost attributable to offshore resources and higher leverage of resources that perform services offsite.  To the extent we pass through reduced costs to our clients, the global sourcing strategy may result in lower revenues on a per engagement basis. However, we expect to offset this potential revenue impact with improved competitive positioning in our markets.  Several of our competitors employ a global sourcing strategy to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide.  If we are unable to realize the perceived cost benefits of our recently implemented global sourcing strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted and we may not be able to compete effectively.

Results of Operations for the Three Months Ended September 26, 2003 and September 27, 2002

Revenues.  Our net revenues decreased to $65.8 million for the quarter ended September 26, 2003, a decrease of 5.4% from $69.6 million for the quarter ended September 27, 2002.  Our total revenues decreased to $69.9 million for the quarter ended September 26, 2003, a decrease of 4.4% from $73.1 million for the quarter ended September 27, 2002.  The decrease was primarily due to a significant decline in life sciences business unit revenues.  Life sciences business unit revenue declined by $4.2 million and the decline would have been $7.0 million excluding the acquisition of Paragon Solutions, Inc.  Additionally, our outsourcing business unit revenue declined slightly due to lower subcontractor pass throughs.  Although our healthcare business unit revenue increased, we have some contracts in the health plan sector of that business which will be concluding over the remainder of 2003.  If we are unable to compensate for the revenue loss of these contracts with new or follow-on engagements, we may experience a decline in revenues in the healthcare business unit.

Cost of Services.  Cost of services before reimbursable expenses increased to $46.7 million for the quarter ended September 26, 2003, an increase of 2.1% from $45.8 million for the quarter ended September 27, 2002.  The increase is primarily due to the costs of services from our recent acquisitions, partially offset by a reduction in staff in our life sciences business unit.

Gross Profit.  Gross profit decreased to $19.1 million for the quarter ended September 26, 2003, a decrease of 19.7% from $23.8 million for the quarter ended September 27, 2002.  The decrease is primarily due to the major revenue decline in our life sciences business unit, as we did not reduce costs as quickly as the decline in our revenues.  Gross profit, as a percentage of net revenues, decreased from 34.3% for the quarter ended September 27, 2002 to 29.1% for the quarter ended September 26, 2003, due to the factors discussed above.

Selling Expenses.  Selling expenses decreased to $6.7 million for the quarter ended September 26, 2003, a decrease of 5.3% from $7.1 million for the quarter ended September 27, 2002.  The decrease is primarily due to recent reductions in our sales force.  Selling expenses, as a percentage of net revenues, remained constant at 10.2% for the quarter ended September 26, 2003 compared to the quarter ended September 27, 2002.

General and Administrative Expenses.  General and administrative expenses increased to $15.3 million for the quarter ended September 26, 2003, an increase of 13.8% from $13.5 million for the quarter ended September 27, 2002.  The increase was primarily due to general and administrative expenses from our recently acquired companies, and investments in software product development in life sciences and in the Patient Safety Institute and related technologies.  General and administrative expenses, as a percentage of net revenues, increased from 19.4% for the quarter ended September 27, 2002 to 23.3% for the quarter ended September 26, 2003.  Our general and administrative expenses declined by $1.3 million compared to the quarter ended June 27, 2003.  We are planning to continue our significant cost reduction efforts and we expect that our general and administrative expenses will decline during the next several quarters.

Restructuring, Severance, and Impairment Costs.  Restructuring, severance, and impairment costs were $4.2 million for the three months ended September 26, 2003 compared to zero for the three months ended September 27, 2002.  Restructuring, severance, and impairment costs for the three months ended September 26, 2003 included approximately $3.6 million of severance costs related to staff reductions and $0.6 million for facility downsizing and fixed asset write-downs.  We expect to incur additional restructuring charges in the fourth quarter of fiscal year 2003 as we reduce additional staff and general and administrative expenses from our healthcare and life sciences business units.

Interest Income, Net.  Interest income, net of interest expenses, remained constant at $0.2 million for the quarter ended September 26, 2003 compared to the quarter ended September 27, 2002.  Interest income, net of interest expense, as a percentage of net revenues, increased from 0.3% for the quarter ended September 27, 2002 to 0.4% for the quarter ended September 26, 2003.

Other Expenses, Net.  Other expense remained constant at $0.2 million for the quarter ended September 26, 2003 compared to the quarter ended September 27, 2002.

Income Taxes.  The benefit for income taxes was 35% for the quarter ended September 26, 2003, compared to a provision rate of 42% in the quarter ended September 27, 2002.  The benefit rate is lower than the previous provision rate due to the existence of certain non-deductible expenses.

Results of Operations for the Nine Months Ended September 26, 2003 and September 27, 2002

Revenues.  Our net revenues increased to $207.3 million for the nine months ended September 26, 2003, an increase of 4.1% from $199.1 million for the nine months ended September 27, 2002.  Total revenues increased to $219.0 million for the nine months ended September 26, 2003, an increase of 4.1% from $210.4 million for the nine months ended September 27, 2002.  The increases were primarily due to revenues from our acquisitions and from two outsourcing contracts that began mid-2002.  These increases were partially offset by the significant decline in our life sciences business unit revenues (excluding revenues from our acquisition of Paragon Solutions, Inc.).  We completed a significant client engagement in March 2003 in our life sciences business unit and have been unable to replace that revenue with new engagements.  If we do not obtain new engagements and/or additional work from this or other clients, we could see a further decline in revenues in our life sciences business unit.  Additionally, we have some contracts in the health plan sector of our healthcare business unit which will be concluding over the remainder of 2003.  If we are unable to replace these contracts with new or follow-on engagements, we could see a decline in revenues in our healthcare business unit as well.

Cost of Services.  Cost of services before reimbursable expenses increased to $143.0 million for the nine months ended September 26, 2003, an increase of 12.0% from $127.6 million for the nine months ended September 27, 2002.  The increase is primarily due to the costs of services of the outsourcing engagements that began in mid-2002 and costs of services from our recent acquisitions, partially offset by a reduction in staff in our life sciences business unit.

Gross Profit.  Gross profit decreased to $64.3 million for the nine months ended September 26, 2003, a decrease of 10.0% from $71.4 million for the nine months ended September 27, 2002 primarily due to the decline in revenues, as well as the change in our revenue mix from life sciences revenues to outsourcing business unit revenues, which are generally at a lower gross profit.  Additionally, gross profit in our life sciences business unit declined as we did not reduce costs as quickly as the decline in our revenues. Gross profit, as a percentage of net revenues, decreased to 31.0% for the nine months ended September 26, 2003 from 35.9% for the nine months ended September 27, 2002, due to the factors discussed above and lower gross profit percentages on our outsourcing contracts compared to the prior year.  This lower gross profit in our outsourcing business unit is related to the higher proportion of subcontractors in our more recent contracts, and cost overruns on certain outsourcing contracts in the first quarter of fiscal year 2003.

Selling Expenses.  Selling expenses increased to $21.7 million for the nine months ended September 26, 2003, an increase of 3.6% from $20.9 million for the nine months ended September 27, 2002.  The increase is primarily due to selling costs added by the acquisition of Paragon Solutions, Inc. and an increase in salespeople for our healthcare business unit.  Selling expenses, as a percentage of net revenues, remained constant at 10.5% for the nine months ended September 26, 2003 compared to the nine months ended September 27, 2002.

General and Administrative Expenses.  General and administrative expenses increased to $46.5 million for the nine months ended September 26, 2003, an increase of 8.3% from $43.0 million for the nine months ended September 27, 2002.  The increase is primarily due to costs from our recently acquired companies and investments we are making in software product development in our life sciences business unit, the Patient Safety Institute and related technologies.  General and administrative expenses, as a percentage of net revenues, increased from 21.6% for the nine months ended September 27, 2002 to 22.4% for the nine months ended September 26, 2003.

Restructuring, Severance, and Impairment Costs.  Restructuring, severance, and impairment costs were $8.1 million for the nine months ended September 26, 2003 compared to $7.8 million for the nine months ended September 27, 2002.  Restructuring, severance and impairment costs for the nine months ended September 26, 2003 included approximately $4.3 million of severance costs related to staff reductions and approximately $3.8 million for facility downsizing and fixed asset write-downs.  Restructuring, severance, and impairment costs for the nine months ended September 27, 2002 included approximately $4.0 million of severance costs related to staff reductions and approximately $3.8 million for facility downsizing.  We expect to incur additional severance costs in the fourth quarter of fiscal year 2003 as we reduce additional staff and general and administrative expense from our healthcare and life sciences business units.

Interest Income, Net.  Interest income, net of interest expenses, increased to $0.8 million for the nine months ended September 26, 2003 from $0.7 million for the nine months ended September 27, 2002.  Interest income, net of interest expenses, as a percentage of net revenues increased from 0.3% for the nine months ended September 27, 2002 to 0.4% for the nine months ended September 26, 2003.

Other Expenses, Net.  Other expense decreased to $0.2 million for the nine months ended September 26, 2003 from $0.3 million for the nine months ended September 27, 2002.  The decrease is primarily due to a reduction in minority interest expense.

Income Taxes.  The benefit for income taxes was 35% for the nine months ended September 26, 2003 compared to a provision rate of 42% for the nine months ended September 27, 2002.  The benefit rate is lower than the provision rate due to the existence of certain non-deductible expenses.

Cumulative Effect of Change in Accounting Principle.  In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,”  which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  The new standard was required to be adopted for applicable revenue arrangements no later than the third quarter of 2003.  Early adoption was permitted, and we adopted the new standard as of the beginning of 2003.  In addition, we elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and recorded to earnings in the first quarter of 2003 the resulting cumulative effect as a change in accounting principle.  We recorded a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.  At September 26, 2003, the per share charge equates to $0.10 due to the increase in the number of shares outstanding.

Liquidity and Capital Resources

During the nine months ended September 26, 2003, we generated cash flow from operations of $4.5 million.  During the nine months ended September 26, 2003, we used approximately $11.2 million to acquire three companies (see Note 4 of the Notes to Consolidated Financial Statements) and $4.2 million of cash to purchase property and equipment, including computer and related equipment, and office furniture.  We also used $1.86 million during the quarter ended September 26, 2003 to purchase the 4.9%

minority interest that the University of Pennsylvania Health System had in FCG Management Services, LLC.  At September 26, 2003, we had cash and investments available for sale of $58.5 million compared to $67.3 million at December 27, 2002.

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2004.  There was no outstanding balance under the line of credit at September 26, 2003.  Due to our net loss at September 26, 2003, we are out of compliance with certain bank covenants contained in the line of credit agreement.  However, we received a waiver for such non-compliance and we are renegotiating our line of credit agreement to implement less restrictive covenants.  While we believe we can renegotiate the line of credit agreement, there is no assurance that this will be successfully accomplished.

Management believes that our existing cash and investments, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and investments are available for capital expenditures (which are projected at approximately $6.0 million for 2003, $4.2 million of which was spent during the nine months ended September 26, 2003), strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise, including $2.4 million in cash that is expected to be spent on or about January 2004 to purchase the remaining 47.65% minority interest in FCG Infrastructure Services (formerly Codigent Solutions Group, Inc.) that we do not already own.

On October 1, 2003, we entered into a letter agreement with each of Northern Westchester Hospital Center, Lawrence Hospital Center and Phelps Memorial Hospital Center obligating us to reimburse such hospitals for their interest expense incurred on third party lines of credit if our system implementation at the hospitals results in an increase in the hospitals’ accounts receivable days outstanding during a 120-day period after the completion of the system implementation.  Under these letter agreements, we are only obligated to reimburse actual interest charges (which cannot exceed the prime rate plus 2%) on principal amounts borrowed by the hospitals, up to a maximum principal amount of approximately $6.7 million in the aggregate, for a 120-day period.  We do not currently expect to incur any expense in connection with these letter agreements until early 2005, if at all.

On October 1, 2003, we also entered into an unsecured loan agreement with White Plains Hospital Center requiring us to provide interest free financing of up to $4.08 million if our system implementation at the hospital results in an increase in the hospital’s accounts receivable balance or days outstanding during a 150-day period following the completion of the system implementation.  Any amounts borrowed during this 150-day period are payable 90 days after the borrowing date.  We do not currently expect to make any loans under this agreement until early 2005, if at all.  Since our loans are unsecured, we cannot guarantee that the hospital will repay our loans on a timely basis, if at all.  If our loans are not repaid or repaid in a timely manner, our financial condition would be impacted negatively.

The following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 -5 Years	After 5 Years
Operating Leases	$24,130	$5,597	$9,532	$6,463	$2,538
Purchase Obligations	774	310	464	—	—
	$24,904	$5,907	$9,996	$6,463	$2,538

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

As of the beginning of fiscal year 2003, we adopted EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  We have created separate units of accounting on our existing outsourcing contracts based on the above criteria and will do so on our future contracts.  Generally, we have separated certain elements of our initial contract stages, where processes are reengineered into a new operating environment, from the ongoing operations of the contract.  The primary impact of the adoption of this standard is that our ongoing contract operations, which constitute the vast majority of the revenues from outsourcing contracts, will be recorded on a straight-line basis over the life of the contract instead of on a percentage-of-completion basis in proportion to costs incurred.  In general, we will report lower margins on existing contracts in the early years of a contract and anticipate reporting increased margins in the later years of a contract; however, no assurances can be made in that regard.  The new method will no longer be based on a consistent gross profit over the life of a contract.  We will likely experience greater volatility of outsourcing earnings as contract revenues remain level and contract costs move up or down, or shift from one quarter to another.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  As of September 26, 2003, we had unbillable revenues included in current unbilled receivables of approximately $0.4 million, which were generally expected to be billed in the following quarter.  In addition, we had long-term unbilled receivables at September 26, 2003, and September 27, 2002 of $6.2 million and $8.1 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining three years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

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

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we have generated additional deferred tax assets for net operating loss carryforwards resulting from the losses we are incurring, caused in part by the cumulative effect of our change in revenue recognition method on our outsourcing contracts.  The Company uses significant estimates in the calculation of its income tax benefit by estimating that it will have sufficient future taxable income to realize its deferred tax assets in full and does not need to record a valuation allowance at this time.  Based on our belief that it is more likely than not that future taxable income will be sufficient to realize the deferred tax assets, we have not recorded a valuation allowance against our deferred tax asset.  However, there is no guarantee that our taxable income will be sufficient to realize such deferred tax assets, so we will continue to evaluate the potential need for a valuation allowance on an ongoing basis.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.  Our operating results have been negatively impacted by the worldwide economic conditions.  Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  As of September 26, 2003, we have $15.1 million of goodwill and $4.7 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

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

•                  Use of offsite and offshore resources on our engagements;

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

Further, we adopted EITF 00-21 in the first quarter of 2003, which affects the way we recognize revenue on long-term outsourcing agreements. The adoption of EITF 00-21 results in separating our outsourcing contracts into multiple elements and separately accounting for each element, rather than accounting for all elements together as a group.  As a result, we now recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract, rather than on a percentage of completion basis.  Since we typically incur greater costs and expenses during the early phase of the service elements (which will now have straight-line revenue) than we do in the later years of those elements, we believe our net income will be less during the early stages of our outsourcing engagements.  In addition, if we are unable to manage costs as planned in the later stages of an outsourcing engagement, our net income will likewise be negatively impacted.  In general, income from our outsourcing contracts will be less stable in the future, since it will be more susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenue.  If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

Finally, we reported net losses for the second quarter and third quarter of 2003, and we cannot assure you that we will achieve positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

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

Currently, we have seven active outsourcing relationships. Net revenues from such outsourcing relationships, as of the quarter ended September 26, 2003, represented approximately 39% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long term agreements with us.  However, the loss of any of our outsourcing relationships would have a material impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

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

In May 2003, we completed the acquisition of a company that provides inbound and outbound call center services to the hospital and payer markets.  The acquisition represents our entry into the business process outsourcing market (BPO).  If we are unable to successfully integrate and leverage this acquisition in the BPO market, we may not be able to successfully execute our strategy in this area.  Further, all acquisitions involve risks that could materially and adversely affect our business and operating results.  Consequently, we may fail to meet public market expectations and the price of our common stock may decline.

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

We have grown, in part, by acquiring complementary businesses that could enhance our capability to serve the healthcare and pharmaceutical industries.  For example, in May 2002, we acquired a majority interest in Codigent Solutions Group, Inc. (now known as FCG Infrastructure Services, Inc.) and during the first half of 2003, we acquired Paragon Solutions, Inc., Coactive Systems Corporation,  and certain assets of Phyve Corporation. All acquisitions involve risks that could materially and adversely affect our business and operating results.  These risks include:

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

We are subject to many risks as a result of the services we provide to our international clients or services we may provide through subcontractors or employees that are located outside of the U.S.  Further, in February 2003, we acquired Paragon Solutions, Inc., a U.S. based company with offshore software development centers in India and Vietnam.  As a result of this acquisition, we currently have business operations and employees located in India and Vietnam, as well as our existing employees throughout Europe.  If we fail to recruit and retain a sufficient number of qualified employees in each country where we conduct business, our ability to perform our existing services may be impaired and our business could be adversely affected.  Our international operations are also subject to a variety of risks, including:

•                  Difficulties in creating international market demand for our services;

•                  Difficulties and costs of tailoring our services to each individual country’s healthcare and pharmaceutical market needs;

•                  Uncertainty of cost of labor and high turnover rates;

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

In integration and co-management services, we compete with:

•                  Information system vendors such as McKesson, Siemens Medical Solutions, Cerner Corporation, and IBM Global Systems,

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

We have a number of relationships with software and hardware vendors.  For example, our life sciences business unit is highly dependent upon a non-exclusive relationship with Documentum, Inc., a vendor of document management software applications with which we integrate our FirstDoc TM solution.  We believe that our relationship with vendors are important to our sales, marketing, and support activities.

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

We must protect our proprietary information, including our proprietary methodologies, research, tools, software code, and other information.  To do this, we rely on a combination of copyright and trade secret laws and confidentiality procedures to protect our intellectual property.  These steps may not protect our proprietary information.  In addition, the laws of certain countries do not protect or enforce proprietary rights to the same extent, as do the laws of the United States.  We are currently providing our services to clients in international markets and have business operations in Europe, India and Vietnam.  Our proprietary information may not be protected to the same extent as provided under the laws of the United States, if at all.  The unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition, or results of operations.

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

Our current officers, directors, and other affiliates beneficially own approximately 32% of our outstanding shares of common stock and approximately 42% on a fully diluted basis.  As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock, and approval of new stock and option plans.

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

Item 3.           Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents and investments which totaled $58.5 million at September 26, 2003 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.6 million.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of September 26, 2003, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

Item 4.           Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings.

None.

Item 2.           Changes in Securities.

(c) Sales of Unregistered Securities.  On September 26, 2003, we purchased the 15% minority interest of FCG Management Services, LLC held by NYPH for 1.0 million shares of unregistered FCG common stock.  The closing price of FCG common stock on September 26, 2003 was $5.10 per share, and the aggregate consideration paid for NYPH’s 15% minority interest on such date was $5.1 million.  The shares that were issued are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.  In connection with our issuance of 1.0 million shares of FCG common stock to New York Presbyterian Hospital (NYPH) for the purchase of its 15% minority interest in FCG Management Services, LLC, NYPH contractually agreed not to sell such FCG common stock until January 1, 2007.  After such date, the FCG common stock issued to NYPH will be subject to the resale restrictions established for “affiliates” under Rule 144(k).

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information.

None.

Item 6.                Exhibits and Reports on Form 8-K.

(a)          Exhibits

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
10.1	Letter Agreement by and between the Company and Northern Westchester Hospital Center dated October 1, 2003 regarding the reimbursement of certain interest expenses
10.2	Letter Agreement by and between the Company and Phelps Memorial Hospital Center dated October 1, 2003 regarding the reimbursement of certain interest expenses
10.3	Letter Agreement by and between the Company and Lawrence Hospital Center dated October 1, 2003 regarding the reimbursement of certain interest expenses
10.4	Loan Agreement by and between the Company and White Plains Hospital Center dated October 1, 2003
10.5	Stock Purchase Agreement dated September 17, 2003 by and between FCG Management Services, LLC and The Trustees of the University of Pennsylvania
10.6	Stock Purchase Agreement dated September 26, 2003 by and between the Company and New York Presbyterian Hospital
11.1(5)	Statement of computation of per share earnings
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          See Note 1 to Consolidated Financial Statements, “Accounting Policies – Basic and Diluted Net Income (Loss) Per Share.”

(b)         Reports on Form 8-K

(1)  Form 8-K filed on July 24, 2003, furnishing a press release announcing our financial results for the second quarter of 2003 (Items 7 and 9).

(2)  Form 8-K filed on September 11, 2003 furnishing a press release announcing our certain organizational changes (Items 7 and 9).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: November 10, 2003	/s/ LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman and Chief Executive Officer

Date: November 10, 2003	/s/ WALTER J. MCBRIDE
Walter J. McBride
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
10.1	Letter Agreement by and between the Company and Northern Westchester Hospital Center dated October 1, 2003 regarding the reimbursement of certain interest expenses
10.2	Letter Agreement by and between the Company and Phelps Memorial Hospital Center dated October 1, 2003 regarding the reimbursement of certain interest expenses
10.3	Letter Agreement by and between the Company and Lawrence Hospital Center dated October 1, 2003 regarding the reimbursement of certain interest expenses
10.4	Loan Agreement by and between the Company and White Plains Hospital Center dated October 1, 2003
10.5	Stock Purchase Agreement dated September 17, 2003 by and between FCG Management Services, LLC and The Trustees of the University of Pennsylvania
10.6	Stock Purchase Agreement dated September 26, 2003 by and between the Company and New York Presbyterian Hospital
11.1 (5)	Statement of computation of per share earnings
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          See Note 1 to Consolidated Financial Statements, “Accounting Policies – Basic and Diluted Net Income (Loss) Per Share.”