Form 10-K
period 2003-12-26
FIRST CONSULTING GROUP INC
filed 2004-03-18
CIK 1049758

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2003
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended). Yes ☒    No ☐

        The aggregate market value of the Registrant's voting and non-voting common equity held by non-affiliates of the Registrant at June 27, 2003 was approximately $83,551,277 based on the closing price of such common equity on such date.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value (Class)	24,671,567 (Outstanding at March 1, 2004)

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Form 10-K incorporates by reference information that will be filed with the Securities and Exchange Commission by April 23, 2004, either as part of Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

TABLE OF CONTENTS

PART I		1
ITEM 1.	BUSINESS	1
	• General	1
	• Clients and Services	2
	• Sales and Marketing	7
	• Research and Knowledge Sharing	8
	• Competition	8
	• Limited Protection of Proprietary Information and Procedures	9
	• Employees	9
	• Vendor Relationships	10
	• Other Information	10
	• Risks Relating to Our Business	10
ITEM 2.	PROPERTIES	21
ITEM 3.	LEGAL PROCEEDINGS	22
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	22
PART II		23
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	23
ITEM 6.	SELECTED FINANCIAL DATA	23
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	25
	• Overview	25
	• Comparison of the Years Ended December 26, 2003 and December 27, 2002	27
	• Comparison of the Years Ended December 27, 2002 and December 28, 2001	28
	• Quarterly Financial Results	30
	• Liquidity and Capital Resources	35
	• Critical Accounting Policies and Estimates	36
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	39
ITEM 9A.	CONTROLS AND PROCEDURES	39
PART III		40
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	40
ITEM 11.	EXECUTIVE COMPENSATION	40
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	40
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	40
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	40
PART IV		41
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	41
SIGNATURES		74

i

PART I

Cautionary Statement

        This report contains forward-looking statements which include, but are not limited to, statements regarding (i) the prospective growth and profitability of our business and (ii) our anticipated revenues, earnings per share and other operating results. These forward-looking statements involve known and unknown risks which may cause our actual results and performance to be materially different from the future results and performance stated or implied by the forward looking statements. Some of the risks investors should consider include the following: (a) the unpredictable nature of our pipeline of potential business and of negotiations with clients on new outsourcing and other engagements, resulting in uncertainty as to whether and when we will enter into new agreements and whether those agreements will be on terms favorable to us; (b) the unpredictable nature of the business of our clients and the markets that they serve, which could result in clients canceling, modifying or delaying current or prospective engagements with us; (c) the importance of our personnel to our operations, including whether we can attract and retain qualified personnel and keep those personnel utilized on client engagements in order to achieve projected growth, revenues and earnings; (d) our ability to deliver services from a global operations base, including India, Vietnam and Europe; and (e) other risk factors referenced in this report.

        These forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by us. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

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

ITEM 1.    BUSINESS

General

        We provide outsourcing, consulting, systems implementation and integration, and research services primarily for healthcare, pharmaceutical, and other life sciences organizations throughout North America, Europe, and Asia. Through combinations of onsite, offsite, and offshore outsourced services, we provide low cost, high quality offerings to improve our client's performance. Our consulting and integration services increase clients' operations effectiveness through improved uses of information technology, resulting in reduced costs, improved customer service, enhanced quality of patient care, and more rapid introduction of new pharmaceutical compounds. We apply industry knowledge and operations improvement skills combined with advanced information technologies, to make improvements in healthcare delivery, healthcare financing and administration, health maintenance and new drug development and commercialization. Through our services, we offer industry-specific expertise to objectively evaluate, select, develop, implement and manage information systems, networks and applications. Our employees possess expertise in clinical, financial, and administrative processes, information technologies, and applications. We provide this expertise to our clients through domain- specific products and by assembling multi-disciplinary teams that provide comprehensive services across the principal services of outsourcing, consulting, systems implementation, and integration. Our employees are supported by internal research and a centralized information system that provides access to current industry information and project methodologies, experiences, models, and tools. We believe that our success is attributable to strong relationships with industry leading clients, our industry and technical expertise, our high quality and cost effective delivery model, a professional environment that fosters employee recruitment and retention, and the depth and breadth of our services. We were organized in 1980 as a California corporation, and in February 1998, we reincorporated as a Delaware corporation.

Clients and Services

        Our clients include integrated delivery networks, or IDNs, health plans, acute care centers, academic medical centers, physician organizations, governmental agencies, pharmaceutical companies, biotech companies and other organizations. We have worked for many of the pharmaceutical and life sciences companies listed in Fortune's Global 500, 16 of the top 20 U.S. managed care firms, 17 of the top 20 U.S. IDNs, and the two largest U.S government healthcare IDNs. Our revenue mix from our major client segments in 2003 was:

  •
  Health delivery organizations (hospitals, IDNs, academic medical centers, clinics, physician organizations, associations)—64% (includes outsourcing clients)

  •
  Pharmaceutical, biotech and other life sciences related organizations—18%

  •
  Health plans (Blue Cross Blue Shield organizations, insurance companies, specialty physician organizations, regional and national HMOs)—10%

  •
  U.S. Federal Government healthcare agencies (e.g. Department of Defense, Department of Health and Human Services, and Department of Veterans Affairs)—3%

  •
  Other industries—5%

        Our principal services consist of outsourcing, consulting, systems implementation and integration. We believe that our clients' overall operations effectiveness is dependent upon solid business strategy and the implementation of improved business processes supported by information management. We also believe that these elements are interdependent and therefore must be integrated in order to be successful. We offer our clients an integrated approach through multi-disciplinary teams with expertise across these areas. In certain of our businesses, we also offer proprietary software products that are designed to optimize other client systems or processes. In our consulting and systems integration practice, we are typically engaged on a project basis and assemble client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments. We may assemble several client teams to serve the needs of a single client. We provide services at the client site to senior-level management and other personnel within the client organization. In our outsourcing practice, we typically are engaged on a multi-year basis. Our services include full information technology outsourcing, process and application outsourcing, and discreet functional outsourcing such as "call center" or "help desk" services.

        In 2003, we provided our services through three business units—Healthcare (which includes health delivery, health plans, government healthcare, and technology services); Outsourcing; and Life Sciences. Please refer to Note M of our consolidated financial statements and related notes included with this annual report for a description, by business unit and by geographic segment, of certain financial information for the last three fiscal years.

Healthcare Business Unit

        The Healthcare business unit is comprised of four practice units: health delivery, health plans, government healthcare, and technology services. In 2003, the healthcare business unit accounted for approximately $113.2 million, or 42% of our consolidated net revenues.

Health Delivery

        The healthcare industry continues to experience significant pressures for change and improvement. Rising costs for clinical and other personnel, new technologies and drugs, plus a growing patient population have created new demands for cost management solutions that do not sacrifice quality of care. More sophisticated consumers are acquiring knowledge about healthcare options through media and the internet and are demanding more service and convenience. Government regulations are increasing the need for new technology while, at the same time, capital budgets are strained. We believe that healthcare organizations must all respond by offering measurable quality and service improvements, while remaining competitive from a cost standpoint.

        Since our inception in 1980, we have served hundreds of healthcare delivery clients, including hospitals, IDNs, health trusts, academic medical centers, clinics, physician organizations, home healthcare companies, skilled nursing facilities, and related providers. Our focus on developing and implementing integrated solutions enables clients to achieve market differentiation, improve customer service and quality, manage cost and supply chains more efficiently, and optimize their information systems and processes.

        Our expertise includes business and clinical process improvement, care/disease management, clinical transformation, patient safety and computerized physician order entry (CPOE), enterprise resource planning (ERP), revenue cycle management, and clinical system implementation and integration services. This includes application management and hosting services, which can be provided onsite, offsite, and offshore. We also help our clients with strategic systems planning and optimization of their information technology (IT) investments, including IT services-management, systems selections, disaster recovery, digital imaging, and data management strategies interwoven with process improvement techniques. Our key vendor relationships include Cerner, EPIC, Eclipsys, Siemens, Lawson, SeeBeyond, and Medical Information Technology, Inc. (MEDITECH). Additionally, we assist clients through a full range of Health Insurance Portability and Accountability Act (HIPAA) compliance services.

        From front end strategy and assessments to integration and implementation, to back-end operations, we provide the depth and breadth of expertise to address clients' specific clinical, financial, operational, and technical needs, bringing teams of experienced professionals who have solved similar problems many times before.

Health Plans

        To remain competitive, we believe health plans must continuously look at ways to reduce medical and administrative costs, improve customer service, enhance benefit plan features, and build market share. We provide our clients with specialists with expertise in a wide range of health plan operations, program management, and health plan information systems.

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

        We have in depth knowledge of several core administrative information technology systems including QMACS and Trizetto Facets. Our knowledge of these systems as well as related ancillary systems improves time to benefit for system implementations and operations improvement engagements.

Government Healthcare

        We believe that government agencies need to improve access to and delivery of health care, refine administrative and financial processes, reduce overall operating costs, and enhance the quality and delivery of information. Like private sector businesses, the government faces additional challenges such as limited access to highly trained clinicians, support personnel, and IT specialists.

        We have provided services to the Department of Defense, the Department of Veterans Affairs, and the Department of Health and Human Services through a series of strategic business and clinical planning efforts, reengineering of clinical and business practices, change management services, and information management/IT assessments, selections and implementations. We have several government-wide contracting vehicles including a General Services Administration Information Technology Professional Services contract and a Management, Organizational and Business Improvement Services contract. We are also a partner on several contract vehicles including D/SIDDOMS III (DoD Systems Integration, Design, Development, Operations and Maintenance Services) Millennia Lite, CIOSP II, Image World, Medicare Managed Care Program Integrity Contractor, and a Blanket Purchase Agreement with the Department of Defense and the Veterans Affairs Central Office in Washington, D.C. From clinical to administrative to financial services, our services to government healthcare parallel those to the private sector. We guide public sector health agencies through business and clinical transformation, customer relationship management, revenue cycle, compliance assessment (independent verification & validation) and planning, information management/information technology strategy, planning and assessments, medical management, and resource management. We are also providing IT solutions to public sector agencies, including architecture assessment & planning, application development, data warehousing, and eHealth technologies including physician-patient messaging and wireless technologies.

Technology Services

        Our technology services group delivers advanced technology services to the health delivery, health plan, life sciences, and non-healthcare markets. Our expertise and experience in assisting clients in selecting, implementing, and integrating packaged technology solutions allow our clients to use technologies and software that are already developed. Our services include application and network integration of voice, data, video, and imaging technologies and systems. We evaluate, design, develop, and implement comprehensive system architectures, infrastructures, interfaces, databases, applications, and networks to address the need for information integration and dissemination throughout an organization. We also perform business continuity services, multi-network integration, desktop system installation and management, server management, capacity planning, and performance analysis. We provide our infrastructure services on a fixed fee, per-hour, or fixed-fee per month basis as negotiated in individual client contracts.

        Our enterprise infrastructure services include:

  •
  Network security and disaster recovery

  •
  Information accessibility—mobile computing, wireless, desktop, remote access

  •
  Telecommunications, call centers and customer relationship management (CRM)

  •
  Data management and integration—data architecture, EDI, interface engines

  •
  e-Infrastructure—local and wide area network strategy, architecture, design and implementation

  •
  IT operations—data center, help desk, disaster recovery, interim IT leadership

        We have expertise in working with a wide range of technology vendors across these areas, such as:

• Cisco Systems	• Oracle Corporation
• Ascential Software	• SeeBeyond
• Microsoft Corporation

Outsourcing Services Business Unit

        We provide IT outsourcing services that include hiring IT staff of clients as our employees and operating part or all of the IT operations either at the client site, offsite in a consolidated data center, or offshore in a development center. Through these services, we provide long-term IT management expertise, tailoring our efforts specifically to the client's culture, strategy, and needs. We offer a wide range of outsourcing services, including assessment/due diligence, program management, discrete outsourcing, application hosting and full IT outsourcing. Our assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of their IT functions. This assessment enables senior management of the client to determine the appropriateness of outsourcing part or all of their IT functions, relative to their financial condition, strategic objectives, internal IT capabilities and overall direction. Revenues from our outsourcing business unit of $101.9 million for the year ended December 26, 2003, represented approximately 37% of our consolidated net revenues.

        Our typical outsourcing engagement is a long-term, multi-year engagement with the client where we hire some or substantially all of the client's IT staff as our employees and we reengineer the client's IT process in an effort to provide improved service and complete management of the IT function at a lower cost. The staff continues to provide the outsourcing services from the client's site, where the client either retains ownership of the related assets (e.g., data center, and all hardware and software) or we provide these services offsite through our Nashville, Tennessee operations center, or a third party infrastructure firm on a subcontracted basis. The aggregate amount of our revenue that was attributed to a single third party infrastructure provider in 2003 and 2002 was approximately $21.4 million and $16.0 million, respectively. We typically create service level agreements with a fixed fee for the level of service specified, and an adjustment in the fee for different levels of service. We also offer program management and discrete outsourcing services to clients on an as needed basis.

        As of March 2004, we have seven active outsourcing relationships representing 39 hospitals and other health care facilities. The substantial majority of our outsourcing revenues are received from four large outsourcing accounts that have signed long term agreements with us (University of Pennsylvania Health System, New York Presbyterian Hospital, University Hospitals Health Systems in Cleveland and

UMass Memorial Health Care). In each of these engagements, our clients have fully outsourced their IT staff and functions to us.

        Our agreement with New York Presbyterian is a seven-year engagement due to expire in December 2006. We received approximately $33.0 million from this engagement in 2003, or 12.1% of our consolidated net revenues. Our agreement with the University of Pennsylvania Health System is a five-year engagement due to expire in March 2006. We received approximately $21.2 million from this engagement in 2003, or 7.8% of our consolidated net revenues. Our agreement with University Hospitals Health Systems is a five-year engagement due to expire in June 2007. We received approximately $21.9 million from this engagement in 2003, or 8.1% of our consolidated net revenues. Our agreement with UMass Memorial Health Care is a seven-year engagement due to expire in June 2009. We received approximately $13.2 million from this engagement in 2003, or 4.9% of our consolidated net revenues. If any of our significant outsourcing clients were to terminate their agreements with us, our business and financial condition would be materially adversely affected.

        In May 2002, we acquired a controlling interest in Codigent Solutions Group, Inc. (renamed FCG Infrastructure Services, Inc. (FCGIS)), a provider of value-added technology solutions for hospitals and other healthcare delivery organizations. In January 2004, we acquired the remaining outstanding interests of FCGIS. FCGIS provides fully functioning infrastructure services and application services for small to medium healthcare facilities. In February 2003, we acquired certain assets of Phyve Corporation, a provider of information security and connectivity software solutions. We believe the acquisition of FCGIS and the assets from Phyve Corporation will enhance the breadth of services we are able to offer our existing and potential outsourcing clients.

        In May 2003, we acquired Coactive Systems Corporation, a provider of inbound and outbound call center services, as our initial foundation in the business process outsourcing (BPO) market and are in the process of integrating and enhancing their services. If we are unable to successfully integrate and leverage this acquisition, we may not be able to successfully execute our strategy in this market.

Life Sciences Business Unit

        Our Life Sciences practice serves leading pharmaceutical, biotechnology, medical device, and related organizations throughout North America, Europe, and Japan. FCG has served more than half of the top 50 global pharmaceutical companies. Through a broad range of consulting, technology, integration, application development, validation and quality assurance, staff augmentation, and outsourcing services and through software products, we design, develop and maintain the processes and information systems used by life sciences enterprises in all aspects of the drug development and commercialization lifecycle. We seek to help our life sciences clients comply with regulations, reduce costs, improve business processes, increase customer satisfaction, and bring products to market faster. In 2003, our life sciences business accounted for approximately $57.0 million, or 21% of our consolidated net revenues.

        We have built deep domain expertise in core functions across the pharmaceutical enterprise: clinical, research and development, manufacturing and commercial operations. Our cross-functional, enterprise solutions have also enabled us to bring added value at the corporate level by helping our clients create a more integrated approach and common processes across their organizations.

        Our services are designed around the increasing enterprise need for content management, knowledge management and cross-functional collaboration. A significant part of our Life Sciences business now includes the use of FirstDoc™, a leading enterprise content management (ECM) solution for life sciences organizations, which provides a unifying technology platform to help our clients manage compliance-related data and documents. Built on Documentum, Inc.'s ECM technology platform, FirstDoc has been selected by several leading pharmaceutical companies, many of which are implementing the solution as the ECM standard across their enterprise. In 2003 we dedicated cash and management resources towards the research and development of our FirstDoc product to enhance its use and functionality to our clients, such that the significant amount of customization which has typically been required to implement FirstDoc can be reduced. We expect to continue such resource dedication in 2004. If we are unable to successfully market and license our FirstDoc product to our clients, or if our product enhancements do not deliver the functionality that we expect, we may not be able to realize the anticipated return on our investments. In addition, our success in this area depends, in part, on not infringing patents, copyrights, and other intellectual property rights held by others. We do not know whether patents held or patent applications filed by third parties in this area could force us to alter our products and services or obtain licenses from third parties at significant expense to us.

        We build upon Documentum's base functionality by adding specific industry knowledge and business rules to bridge the gap between the technology and the business. We have used our years of integration experience to integrate leading third-party technologies directly into FirstDoc, including imaging, publishing, collaboration, call center management, records management, and data management tools, as well as others. This integrated approach provides a total solution to a business problem, not disparate technical installations.

        In February 2003, we acquired Paragon Solutions, Inc. (Paragon). Paragon has software development centers in Atlanta, Georgia, Bangalore, India and Ho Chi Minh City, Vietnam. This offshore/onshore business model provides us with the capability to provide lower cost and high quality software development to our life sciences clients and, over time, our healthcare and outsourcing clients as well. The most common measure of software development quality is the Capability Maturity Model metric (referred to as CMM). There are five CMM levels, and Paragon is currently certified at the highest level, CMM 5. Our acquisition of Paragon provided us a means to implement our global sourcing strategy to provide software development and other IT services to our clients.

Sales and Marketing

        We generate a substantial portion of our revenues from existing clients and client referrals, and we market our services primarily through our vice presidents and account managers. Our vice presidents and account managers seek to develop strong relationships with senior-level information management and other decision-making personnel at leading healthcare and pharmaceutical organizations. We maintain these relationships by striving to successfully complete assignments and exceed clients' expectations. Our vice presidents and practice directors allocate a significant portion of their time to business development and related activities. We also employ account managers and business development associates who are dedicated to business development with potential and existing clients. We are frequently engaged to provide multiple services throughout several phases of a client's IT system lifecycle and related business processes, including strategy, planning, procurement and contracting, implementation, integration, and management. As a result of this involvement, our personnel often develop an in-depth understanding of our clients' business systems and capabilities and develop strong relationships with personnel within the client organization. These relationships provide us with significant opportunities to undertake additional assignments for each client.

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

Research and Knowledge Sharing

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

        Emerging Practices Group.    The emerging practices group performs industry research and collects, packages, and distributes knowledge regarding emerging trends in the healthcare and pharmaceutical industries, their implications for the industry, and the need for technology support. Examples of topics that the emerging practices group has researched are CPOE, IT value management, clinical performance improvement, patient safety, e-prescribing, and hand held technology. We also provide customized research for product and market strategies, evaluate the commercial potential for new products, and conduct internal and client workshops. The emerging practices group also packages our knowledge for use in client projects and publishes a periodic news summary that is sent to several thousand subscribers.

        Professional Development Programs.    We have instituted professional development and incentive programs to encourage employee retention and to provide support for the professional growth of all our employees. We provide training to our employees through classroom education, computer-based training, distance learning, and external seminars. We have a program to educate all new employees about our history, culture, and practices. Additionally, we have programs and tools that support knowledge acquisition, skill development, project management, and relationship management.

        Knowledge, Information, Technology Exchange (KITE®).    Our employees have access to our internal research and to current industry and technology information and project methodologies, experiences, models, and tools through KITE®. KITE® currently houses approximately 34,000 documents that include industry information, service methodologies and tools, benchmarks and best practice information, and other documentation to support our services and consultants. KITE® is updated on a continuous basis with information resulting from each engagement, and by the emerging practices group. We believe that this resource allows our employees to utilize engagement-specific information that improves the quality and content of services delivered to clients while reducing cost of our delivery.

Competition

        The market for healthcare outsourcing, consulting, implementation and integration, and research services is intensely competitive, rapidly evolving, and highly fragmented. We have competitors that provide some or all of the same services that we provide. We compete for consulting services with large international multi-industry firms such as Accenture, IBM Business Systems Consulting, Computer Sciences Corporation, and Deloitte & Touche, and regional and specialty consulting firms. In implementation and integration services, we compete with information system vendors such as Cerner, McKesson, Siemens Medical Solutions, and IBM Global Systems; service groups of computer equipment companies; and systems integration companies such as Accenture, SAIC, and Cap Gemini Ernst & Young. In outsourcing we compete with large international companies such as Electronic Data Systems Corporation, Perot Systems Corporation, Cap Gemini Ernst & Young, and Computer Sciences Corporation and other healthcare consulting firms. We also compete with offshore service companies that provide software development, IT consulting, and other integration and maintenance services, such as Wipro Technologies, Cognizant Technology Solutions Corporation, and Tata Technologies Limited. In recent years, our clients' internal information management departments have become a competitor by internally performing more IT related services.

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

        We believe that we compete primarily on the basis of our healthcare and life sciences domain expertise and experience, our reputation, quality of our services and our effective use of an onsite, offsite and offshore business model to perform services for our clients that are becoming increasingly price-sensitive. Large IT companies have, in the past, offered consulting services at a substantial discount as an incentive to utilize their implementation services, and software and hardware vendors may provide discounted implementation services for their products. In the future, these competitors may discount such services more frequently or offer such services at no charge. There can be no assurance that we will be able to compete for price-sensitive clients on the basis of our current pricing or cost structure, or that we will be able to continue to lower our prices or costs in order to compete effectively. Many of our competitors are also creating offshore delivery services that may significantly reduce their rates charged to clients. Furthermore, many of our competitors have long-standing business relationships with key personnel at healthcare organizations, which could prevent or delay us from expanding our client base. We believe that we have been able to compete successfully on the basis of the quality and range of our services, and the accumulated expertise of our consultants. However, there is no assurance that we will be able to successfully compete with our current and future competitors. Further, competitive pressures may cause our revenues or operating margins to decline or otherwise materially adversely affect our business, financial condition, and results of operations. Such competitive pressures could further interfere with our ability to successfully compete in the markets for our services.

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

Employees

        As of December 26, 2003, we had 2,066 employees, 63 of whom were vice presidents with responsibility for service delivery, new business development, client relationships, staff development, and company leadership. We believe that our relationship with our employees is good. We use a variety of techniques to identify and recruit qualified candidates to support our growth including full-time recruiters, an internal employee referral program, advertisements, and professional search firms.

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

        Our relationships range from obtaining education and product/service updates to product implementation training and certification to joint marketing programs. Joint marketing programs typically involve joint account development and marketing, trade shows, marketing through each company's website, and other marketing efforts. Clients generally contract directly with the vendor for purchase of the products.

Other Information

        We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically. We also maintain a website located at http://www.fcg.com, and electronic copies of our periodic and current reports, and any amendments to those reports, are available, free of charge, under the "Investors" link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

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

  •
  Ability to incorporate use of variable labor staffing into our projects;

  •
  The loss of key personnel and other employees;

  •
  Changes in our, and our competitors', business strategy, pricing and billing policies;

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

        We adopted EITF 00-21 in the first quarter of 2003, which affects the way we recognize revenue on long-term outsourcing agreements. The adoption of EITF 00-21 results in separating our outsourcing contracts into multiple elements and separately accounting for each element, rather than accounting for all elements together as a group. As a result, we now recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract, rather than on a percentage of completion basis. Since we typically incur greater costs and expenses during the early phase of the service elements (which will now have straight-line revenue recognition) than we do in the later years of those elements, we believe our net income will be less during the early stages of our outsourcing engagements. In addition, if we are unable to manage costs as planned in the later stages of an outsourcing engagement, our net income will likewise be negatively impacted. In general, income from our outsourcing contracts will be less stable in the future, since it will be more susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenue. If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

        Finally, we reported net losses before the cumulative effect of change in accounting principle for the second, third and fourth quarters of 2003, and we cannot assure you that we will achieve positive earnings in the future. If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

        Currently, we have seven significant outsourcing relationships. Net revenues from our outsourcing relationships, for the year ended December 26, 2003, represented approximately 37% of our consolidated net revenues. The substantial majority of these revenues are received from four large outsourcing accounts that have signed long term agreements with us. However, the loss of any of our outsourcing relationships would have a material impact on our business and results of operations. In each of these engagements, the clients have fully outsourced their information technology staff and functions to us. In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services. If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees. Our anticipated revenues from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards. Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

        In addition, our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client's information technology department to our management, and complete the initial transformation of our client's information technology functioning to provide improved service at a lower cost and meet agreed-upon service levels. Often, we recover this investment through payments over the life of the outsourcing agreement. If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments. Any failure by us to recover these investments could reduce our outsourcing revenue which would have a material adverse effect on our financial condition, results of operations, and price of our common stock.

        Our outsourcing engagements also require that we hire part or all of a client's information technology personnel. We cannot assure you that we will be able to retain these individuals, and effectively hire additional personnel as needed to meet the obligations of our contract. Any failure by us to retain these individuals or otherwise satisfy our contractual obligations could have a material adverse effect on the profitability of our outsourcing business and our reputation as an information technology services outsourcing provider.

        Finally, we anticipate expanding our outsourcing business to perform discrete information technology services for clients. The amount of time and resources required to win client engagements for our outsourcing business is significant, and we may not win the number or type of client engagements that we anticipate. If we fail to meet our objective to secure new outsourcing engagements, or fail to secure new outsourcing engagements on acceptable commercial terms, we will not experience the growth in this business unit that we have anticipated.

        In May 2003, we completed the acquisition of Coactive Systems Corporation, a provider of inbound and outbound call center services to the hospital and payer markets. The acquisition represents our entry into the business process outsourcing market (BPO). If we are unable to successfully integrate and leverage this acquisition in the BPO market, we may not be able to successfully execute our strategy in this area. Further, all acquisitions involve risks that could materially and adversely affect our business and operating results. Consequently, we may fail to meet public market expectations and the price of our common stock may decline.

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

        We have grown, in part, by acquiring complementary businesses that could enhance our capability to serve the healthcare and pharmaceutical industries. For example, we acquired a majority interest in Codigent Solutions Group, Inc. (renamed FCG Infrastructure Services, Inc.) in 2002, and during the first half of 2003, we acquired Paragon Solutions, Inc., Coactive Systems Corporation, and certain assets of Phyve Corporation. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

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

We may be negatively impacted if our investments in products and emerging service lines are unsuccessful.

        We have publicly announced our strategy to increase our investment in product development, including further investment in FirstDoc™ as well as investment in a physician portal product, FirstGateways™. These investments are in addition to continuing our investments in other emerging service lines. We typically do not capitalize the cost of our product development activities and do not anticipate capitalizing expected investments this year. As a result, our financial results may be adversely impacted by such increased investment in the short term. If such product development activities or investment in our emerging service lines do not result in relevant offerings, we will not achieve desired levels of return on these investments. As a result, our business and results of operations could be adversely affected.

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

        Our business is labor-intensive and requires highly skilled employees. Most of our consultants possess extensive expertise in the healthcare, insurance, pharmaceutical, information technology and consulting fields. To serve a growing client base, we must continue to recruit and retain qualified personnel with expertise in each of these areas. We must also seek certain employees that are willing to work on a variable or per diem basis. Competition for such personnel is intense and we compete for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms, and other businesses. Many of these entities have substantially greater financial and other resources than we do, or can offer more attractive compensation packages to candidates, including salary, bonuses, stock, and stock options. If we are unable to recruit and retain a sufficient number of qualified personnel to serve existing and new clients, our ability to expand our client base or services and to offer our services at competitive rates could be impaired and our business would suffer.

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

        Our business has historically grown rapidly, and though our overall revenues have remained flat for the past several years, we have experienced growth and increased demand in certain areas of our business. In response to shifts in market demand and in an effort to better align our business with our markets, we restructured our business units and hired persons with appropriate skills, including salespersons, and reduced our workforce in practice areas experiencing less demand. We have also begun to hire employees willing to work on a variable or per diem basis in order to better manage project costs and general and administrative expense associated with underutilized resources. These market conditions and restructuring efforts have placed new and increased demands on our management personnel. It has also placed significant and increasing demands on our financial, technical and operational resources, and on our information systems. If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, or growth or restructuring, our operating results will suffer. To manage any future growth, we must extend our financial reporting and information management systems to our multiple and international office locations and traveling employees, and develop and implement new procedures and controls to accommodate new operations, services and clients. Increasing operational and administrative demands may make it difficult for our senior managers to engage in business development activities and their other day-to-day responsibilities. Further, the addition of new employees and offices to offset any increasing demands may impair our ability to maintain our service delivery standards and corporate culture. In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy. Such changes may result in operational inefficiencies and delays in delivering our services. Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

Changes in the healthcare and pharmaceutical industries could negatively impact our revenues.

        We derive a substantial portion of our revenues from clients in the healthcare industry. As a result, our business and results of operations are influenced by conditions affecting this industry, particularly any trends towards consolidation among healthcare and pharmaceutical organizations. Such consolidation may reduce the number of existing and potential clients for our services. In addition, the resulting organizations could have greater bargaining power, which could erode the current pricing structure for our services. The reduction in the size of our target market or our failure to maintain our pricing goals could have a material adverse effect on our business and financial condition. Finally, each of the markets we serve is highly dependent upon the health of the overall economy. Our clients in each of these markets have experienced significant cost increases and pressures in recent years. Our services are targeted at relieving these cost pressures; however, any continuation or acceleration of current market conditions could greatly impact our ability to secure or retain engagements, the loss of which could have a material adverse effect on our business and financial condition.

        A substantial portion of our revenues has also come from companies in the pharmaceutical industry. Our revenues are, in part, linked to the pharmaceutical industry's research and development and technology expenditures. Should any of the following events occur in the pharmaceutical industry, our business could be negatively affected in a material way:

  •
  Continued adverse changes to the industry's general economic environment;

  •
  Continued consolidation of companies; or

  •
  A decrease in pharmaceutical companies' research and development or technology expenditures.

        A trend in the pharmaceutical industry is for companies to outsource either large information technology-dependent projects or their information systems staffing requirements. We benefit when pharmaceutical companies outsource to us, but may lose significant future business when pharmaceutical companies outsource to our competitors. If this outsourcing trend slows down or stops, or if pharmaceutical companies direct their business away from us, our financial condition and results of operations could be impacted in a materially adverse way.

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

  •
  Uncertainty of labor costs and high turnover rates;

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

  •
  Adverse changes in regulatory requirements; and

  •
  Economic or political instability.

        We have been performing services in Europe for international clients for several years. We ceased performing healthcare consulting services for European clients in 2000, but continue to provide our services in Europe to pharmaceutical clients. We cannot assure you that we will be able to become profitable in our European pharmaceutical services, which may materially adversely affect our financial condition, results of operations, and price for our common stock.

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

        In integration and co-management services, we compete with:

  •
  Information system vendors such as McKesson, Siemens Medical Solutions, Cerner Corporation, and IBM Global Systems;

  •
  Service groups of computer equipment companies;

  •
  Systems integration companies such as Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, Cap Gemini Ernst & Young, and Computer Sciences Corporation;

  •
  Clients' internal information management departments;

  •
  Other healthcare consulting firms; and

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

        We have a number of relationships with software and hardware vendors. For example, our life sciences business unit is highly dependent upon a non-exclusive relationship with Documentum, Inc., a vendor of document management software applications with which we integrate our FirstDoc™ solution. We believe that our relationship with vendors are important to our sales, marketing, and support activities. We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with a particular vendor. If we fail to maintain our relationships with these vendors, or fail to establish additional new relationships, our business could be materially adversely affected.

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

        Our success depends, in part, on not infringing patents, copyrights, and other intellectual property rights held by others. We do not know whether patents held or patent applications filed by third parties (i.e. in the area of enterprise content management) may force us to alter our methods of business and operation or require us to obtain licenses from third parties. If we attempt to obtain such licenses, we do not know whether we will be granted licenses or whether the terms of those licenses will be fair or acceptable to us. Third parties may assert infringement claims against us in the future. Such claims may result in protracted and costly litigation, penalties, and fines that could adversely affect our business regardless of the merits of such claims.

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

        Our current officers, directors, and other affiliates beneficially own approximately 24.2% of our outstanding shares of common stock and approximately 36.2% on a fully diluted basis. As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock, and approval of new stock and option plans.

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

        In 1999, our board of directors adopted a share purchase rights plan that is intended to protect our stockholders' interests in the event we are confronted with coercive takeover tactics. Pursuant to the stockholders rights plan, we distributed "rights" to purchase up to 500,000 shares of our Series A Junior Participating Preferred Stock. Under some circumstances, these rights become the rights to purchase shares of our common stock or securities of an acquiring entity at one-half the market value. The rights are not intended to prevent our takeover, rather they are designed to deal with the possibility of unilateral actions by hostile acquirers that could deprive our board of directors and stockholders of their ability to determine our destiny and obtain the highest price for our common stock.

ITEM 2.    PROPERTIES

        Our headquarters is located in Long Beach, California in approximately 18,000 square feet of leased office space. The facility accommodates executive, information technology, administration, and support personnel. We lease approximately 22,000 square feet in Wayne, Pennsylvania, which houses some of our software development services employees in addition to a portion of our practice support staff. We also have a dedicated data center supporting our outsourcing business activities in approximately 24,000 square feet in Nashville, Tennessee. We have an additional 16 leases for smaller local offices in the United States and Europe, 6 of which are currently subleased to others, or are in the process of being marketed for sublease. Since the completion of our acquisition of Paragon Solutions, Inc. in February 2003, we have additional leases for office space in Atlanta, Georgia, Bangalore, India, and Ho Chi Minh City, Vietnam. Except for our office space located in Wayne,

Pennsylvania, which is predominantly dedicated to our life sciences business unit, our other office locations are used by all of our business units. Overall, our properties are suitable and adequate for our needs.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2003, no matters were submitted to a vote of the stockholders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Since February 13, 1998, our common stock has been quoted on the Nasdaq National Market under the symbol "FCGI." The table below sets forth, for the quarters indicated, the reported high and low sale prices of our common stock reported on the Nasdaq National Market.

	FCG Common Stock
	High	Low
2002
First Quarter	$15.65	$7.90
Second Quarter	11.05	7.65
Third Quarter	9.50	5.15
Fourth Quarter	7.25	4.61
2003
First Quarter	$7.00	$5.04
Second Quarter	6.85	4.75
Third Quarter	5.45	4.30
Fourth Quarter	6.00	4.68

        As of March 1, 2004, there were approximately 335 record holders of our common stock. We have never paid cash dividends on our common stock and presently intend to continue to retain our earnings for use in our business.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial information as of December 26, 2003 and December 27, 2002 and for each of the years ended December 26, 2003, December 27, 2002, and December 28, 2001, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 28, 2001, December 31, 2000 and December 31,

1999 and for the years ended December 31, 2000 and December 31, 1999, have been derived from our audited consolidated financial statements, which are not included in this report.

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001	December 31, 2000	December 31, 1999
	(in thousands, except per share data)
Revenues before reimbursements	$272,115	$268,013	$266,890	$248,885	$237,563
Reimbursements	15,624	14,720	17,221	20,842	28,162

Total revenues	287,739	282,733	284,111	269,727	265,725
Operating expenses excluding restructuring, severance, and impairment charges	290,360	271,842	281,965	285,024	246,267
Restructuring, severance, and impairment charges	11,681	7,818	13,511	9,200	3,550

Income (loss) from operations	(14,302)	3,073	(11,365)	(24,497)	15,908
Other income (expense):
Interest income, net	961	889	1,388	2,371	2,601
Other income (expense), net	(410)	(586)	(665)	(997)	3,941

Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	(13,751)	3,376	(10,642)	(23,123)	22,450
Income tax (benefit) expense	605	1,418	(3,754)	(9,249)	7,643

Income (loss) before cumulative effect of change in accounting principle, net of tax	(14,356)	1,958	(6,888)	(13,874)	14,807
Cumulative effect of change in accounting principle, net of tax	(2,597)	—	—	—	—

Net income (loss)	$(16,953)	$1,958	$(6,888)	$(13,874)	$14,807

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$(0.57)	$0.08	$(0.29)	$(0.57)	$0.63
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—	—

Net income (loss)	$(0.68)	$0.08	$(0.29)	$(0.57)	$0.63

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$(0.57)	$0.08	$(0.29)	$(0.57)	$0.61
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—	—

Net income (loss)	$(0.68)	$0.08	$(0.29)	$(0.57)	$0.61

Weighted average shares used in computing:
Basic net income (loss) per share	25,044	24,002	23,558	24,529	23,416
Diluted net income (loss) per share	25,044	24,671	23,558	24,529	24,231
Balance Sheet Data (at end of period):
Cash and cash equivalents	$26,826	$27,550	$32,499	$11,429	$29,674
Short-term investments	33,803	38,796	19,410	15,146	3,726
Total assets	157,401	157,309	145,429	141,996	144,061
Working capital	63,625	87,736	74,154	62,790	71,965
Long-term debt	—	—	—	91	146
Total stockholders' equity	101,810	107,972	102,276	105,262	114,907

        We changed our accounting for our outsourcing contracts with the adoption of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," in the first quarter of 2003. Please refer to Note A of our consolidated financial statements and related notes thereto and our "Management's Discussion and Analysis of Financial Condition and Results of Operations," both included in this annual report on Form 10-K, for a quantitative and qualitative description of the effects of EITF 00-21 on our financial results for the fiscal year ended December 26, 2003.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH IN ITEM 1 OF THIS REPORT UNDER THE CAPTION "RISKS RELATING TO OUR BUSINESS," AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

        We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia. We generate substantially all of our revenues from fees for information technology outsourcing services, and professional services.

        We typically bill for our services on an hourly, fixed-fee, or monthly fixed-fee basis as specified by the agreement with a particular client. For services billed on an hourly basis, in our consulting and systems integration businesses ("CSI"), composed of our healthcare and life sciences business units, fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement. Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions. Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service. Additionally, we have recently been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products. Revenues from our software licensing were greater than 1% of our total revenues in fiscal year 2003, and we expect our software licensing revenues to grow in absolute dollars during our 2004 fiscal year.

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

        Cost of services primarily consists of the salaries, bonuses, and related benefits of client-serving consultants and outsourcing associates, and subcontractor expenses. Selling expenses primarily consist of the salaries, benefits, travel, and other costs of our sales force, as well as marketing and market research expenses. General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals such as non-billable travel, office space occupancy, information systems, salaries and expenses for executive management, financial accounting and administrative personnel, expenses for firm and business unit governance meetings, recruiting fees, professional development and training, and legal and other professional services. As associate related costs are relatively fixed in the short term, variations in our revenues and operating results in our CSI business can occur as a result of variations in billing margins and utilization rates of our billable associates.

        Our most significant expenses are our human resource and related salary and benefit expenses. As of December 26, 2003, approximately 1,058 of our 2,066 employees are billable consultants. Another 697 employees are part of our outsourcing business. The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. Approximately 15% of our workforce, or 311 employees, are classified as non-billable. Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to:

  •
  Our consultant utilization, which is the ratio of total billable hours to available hours in a given period;

  •
  The amount and timing of cost incurred;

  •
  Our ability to control costs on our outsourcing projects;

  •
  The billed rate on time and material contracts; and

  •
  The estimated cost to complete our non-outsourcing fixed price contracts.

        We evaluate our non-outsourcing fixed price contracts on an ongoing basis by estimating the cost to complete the assignment. We then recognize revenues to achieve a constant margin over the remaining term of the engagement. We have changed our accounting for outsourcing contracts with the adoption of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," in the first quarter of 2003. Under our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements. Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided. If we incur higher costs to provide the required services or receive less revenue due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.

        In our CSI business, we manage consultant utilization by monitoring assignment requirements and timetables, available and required skills, and available consultant hours per week and per month. Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather, and unassigned time. Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees. Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment. In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching consultant availability with current and projected client requirements. The number of consultants staffed on an assignment will vary according to the size, complexity, duration, and demands of the assignment. Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which consultants are not optimally utilized. An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned consultants and could cause us to experience lower margins. In addition, entry into new market areas and the hiring of consultants in advance of client assignments have resulted and may continue to result in periods of lower consultant utilization.

        In response to competition and continued pricing and rate pressures, we have recently implemented a global sourcing strategy into our business operations, which includes the deployment of offshore resources as well as resources that perform services remote from the client site. We have also begun to incorporate larger numbers of variable cost or per diem staff in some of our projects. We expect these strategies to result in improved cost of services through a combination of lower cost attributable to offshore resources and higher leverage of resources that perform services offsite or on a variable cost basis. To the extent we pass through reduced costs to our clients related to offshore resources, the global sourcing strategy may result in lower revenues on a per engagement basis. However, we expect to offset this potential revenue impact with improved competitive positioning in our markets. Several of our competitors employ both global sourcing and variable staffing strategies to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide. If we are unable to realize the perceived cost benefits of our recently implemented strategies or if we are unable to receive high quality services from foreign employees, variable staff employees or subcontractors, our business may be adversely impacted and we may not be able to compete effectively.

Comparison of the Years Ended December 26, 2003 and December 27, 2002

        Revenues.    Our net revenues increased to $272.1 million for the year ended December 26, 2003, an increase of 1.5% from $268.0 million for the year ended December 27, 2002. Our total revenues increased to $287.7 million for the year ended December 26, 2003, an increase of 1.8% from $282.7 million for the year ended December 27, 2002. Approximately $11.9 million of the increase was primarily due to revenues generated by our acquired companies and another $12.6 million due to the full year impact of two outsourcing contracts that began in mid-2002 and revenue from another outsourcing contract which began in late 2003. These increases were offset by a significant decline in our life sciences business unit's revenues (excluding revenues generated from the Paragon Solutions, Inc. acquisition), which was caused by the completion of a significant engagement in mid-2003 and by several other contracts that concluded throughout 2003 as a result of the decline in the custom software development market for life science businesses. We are addressing the market shift by enhancing our FirstDoc suite of software products, so that the level of necessary custom software development for our clients is reduced. Additionally, in the healthcare business unit, we have not been able to replace expiring health plan contracts and have thus experienced a decline in these revenues as well. If we are unable to obtain new engagements and/or additional work, we could see a further decline in revenues for both the life sciences and the healthcare business units in 2004.

        Cost of Services.    Cost of services before reimbursable expenses increased to $186.9 million for the year ended December 26, 2003, an increase of 8.9% from $171.7 million for the year ended December 27, 2002. Approximately $6.1 million of the increase is due to the costs of services from our recent acquisitions and another $14.0 million from the new outsourcing contracts, offset by a reduction in staff primarily in our life sciences business unit.

        Gross Profit.    Gross profit decreased to $85.2 million for the year ended December 26, 2003, a decrease of 11.5% from $96.3 million for the year ended December 27, 2002. The decrease is primarily due to the change in our revenue mix from life sciences and healthcare to outsourcing, which generally earns a lower gross profit. This decrease is also attributable to the rapid revenue decline in life sciences, and the delay in personnel reductions when the significant life sciences engagement and several smaller healthcare engagements were completed as discussed above. Further, we believe our gross profit in outsourcing was negatively impacted to a small degree by our implementation of

EITF 00-21 (see Critical Accounting Policies and Estimates—Revenue Recognition and Unbilled Receivables). Offsetting these declines was $5.8 million of gross profit generated by our acquisitions. Gross profit, as a percentage of net revenues, decreased from 35.9% for the year ended December 27, 2002 to 31.3% for the year ended December 26, 2003, due to the factors discussed above.

        Selling Expenses.    Selling expenses decreased to $27.7 million for the year ended December 26, 2003, a decrease of 1.2% from $28.0 million for the year ended December 27, 2002. The decrease is primarily due to reductions in our sales force offset by the selling expenses of $1.4 million which were incurred by Paragon. Selling expenses, as a percentage of net revenues, decreased slightly from 10.4% for the year ended December 27, 2002 to 10.2% for the year ended December 26, 2003.

        General and Administrative Expenses.    General and administrative expenses increased to $60.2 million for the year ended December 26, 2003, an increase of 4.7% from $57.5 million for the year ended December 27, 2002. The increase was primarily due to general and administrative expenses from our acquired companies of $6.2 million, as well as investments in software product development and related technologies in life sciences and in the Patient Safety Institute. General and administrative expenses, as a percentage of net revenues, increased from 21.4% for the year ended December 27, 2002 to 22.1% for the year ended December 26, 2003. A combination of acquisition integration initiatives and other cost reductions reduced our general and administrative expenses substantially in the last quarter of the year, and we expect our general and administrative expenses to decline in 2004.

        Restructuring, Severance, and Impairment Costs.    Restructuring, severance, and impairment costs were $11.7 million for the year ended December 26, 2003 compared to $7.8 million for the year ended December 27, 2002. Restructuring, severance, and impairment costs for the year ended December 26, 2003 included approximately $6.5 million of severance costs related to staff reductions and $5.2 million for facility downsizing and fixed asset write-downs.

        Interest Income, Net.    Interest income, net of interest expenses, increased slightly to $1.0 million for the year ended December 26, 2003 compared to $0.9 million for the year ended December 27, 2002. Interest income, net of interest expense, as a percentage of net revenues, increased from 0.3% for the year ended December 27, 2002 to 0.4% for the year ended December 26, 2003.

        Other Expenses, Net.    Other expenses decreased from $0.6 million for the year ended December 27, 2002 to $0.4 million for the year ended December 26, 2003 due primarily to the buy-out of our minority interest partners in FCG Management Services, LLC resulting in the elimination of this expense as of the beginning of the fourth quarter of fiscal year 2003. Further, we purchased the remaining minority interest in FCG Infrastructure Services, Inc. in January 2004, and as a result, we will incur minimal minority interest expense in the 2004 fiscal year.

        Income Taxes.    Our provision for taxes for the year ended December 26, 2003 of $0.6 million consisted of a tax benefit of $4.9 million related to our $13.8 million of pretax losses, offset by a deferred tax asset valuation allowance of $5.5 million taken due to the uncertainty of our ability to realize the full amount of our deferred tax assets (see Critical Accounting Policies and Estimates—Deferred Income Taxes). The benefit rate of 35.6%, excluding the valuation allowance, compared to a provision rate for the year ended December 27, 2002 of 42.0%. The benefit rate in fiscal year 2003 was lower than the provision rate in the prior year due to the existence of certain non-deductible expenses.

Comparison of the Years Ended December 27, 2002 and December 28, 2001

        Revenues.    Our net revenues increased to $268.0 million for the year ended December 27, 2002, an increase of 0.4% from $266.9 million for the year ended December 28, 2001. The increase was due to two new outsourcing engagements that commenced in the second quarter of 2002 offset by a decline in our healthcare and life sciences work resulting from increased competition and difficult market conditions. Our total revenues decreased to $282.7 million for the year ended December 27, 2002, a decrease of 0.5% from $284.1 million for the year ended December 28, 2001. The decrease was primarily due to lower reimbursable expenses for our healthcare and life sciences businesses resulting from the declines in their revenues, which require the most travel. Partially offsetting this decline is the increase in net revenues.

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

        Restructuring, Severance, and Impairment Charges.    Restructuring, severance, and impairment charges were $7.8 million for the year ended December 27, 2002, compared to $13.5 million for the year ended December 28, 2001. Restructuring, severance, and impairment charges for the year ended December 27, 2002 included approximately $4.0 million of severance costs related to a reduction in staff of approximately 153 people, and approximately $3.8 million related to facility downsizing. Restructuring, severance, and impairment charges for the year ended December 28, 2001 consisted of $6.4 million of severance costs, approximately $3.1 million related to facility downsizing, and $4.0 million for the impairment of goodwill related to the restructuring of our technology services group within our healthcare business unit.

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

Quarterly Financial Results

        The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 26, 2003, as well as such data expressed as a percentage of our net revenues for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

Unaudited Quarterly Statements of Operations
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues before reimbursements	$70,130	$71,310	$65,849	$64,826
Reimbursements	3,613	4,052	4,060	3,899

Total revenues	73,743	75,362	69,909	68,725
Cost of services before reimbursable expenses	47,587	48,703	46,709	43,888
Reimbursable expenses	3,613	4,052	4,060	3,899

Total cost of services	51,200	52,755	50,769	47,787

Gross profit	22,543	22,607	19,140	20,938
Selling expenses	7,269	7,699	6,702	5,990
General and administrative expenses	14,577	16,598	15,326	13,688
Restructuring, severance and impairment charges	—	3,914	4,179	3,588

Income (loss) from operations	697	(5,604)	(7,067)	(2,328)
Other income (expense):
Interest income, net	276	252	232	201
Other income (expense), net	201	(205)	(160)	(246)

Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	1,174	(5,557)	(6,995)	(2,373)
Income tax (benefit) expense	493	(2,027)	(2,448)	4,587

Income (loss) before cumulative effect of change in accounting principle, net of tax	681	(3,530)	(4,547)	(6,960)
Cumulative effect of change in accounting principle, net of tax	(2,597)	—	—	—

Net loss	$(1,916)	$(3,530)	$(4,547)	$(6,960)

Basic & diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$0.03	$(0.14)	$(0.18)	$(0.27)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—

Net loss per share	$(0.08)	$(0.14)	$(0.18)	$(0.27)

Unaudited Quarterly Statements of Operations
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenues before reimbursements	$63,277	$66,198	$69,606	$68,932
Reimbursements	3,877	3,937	3,487	3,419

Total revenues	67,154	70,135	73,093	72,351
Cost of services before reimbursable expenses	40,073	41,809	45,762	44,021
Reimbursable expenses	3,877	3,937	3,487	3,419

Total cost of services	43,950	45,746	49,249	47,440

Gross profit	23,204	24,389	23,844	24,911
Selling expenses	6,894	6,939	7,079	7,075
General and administrative expenses	14,713	14,769	13,471	14,517
Restructuring, severance and impairment charges	—	7,818	—	—

Income (loss) from operations	1,597	(5,137)	3,294	3,319
Other income (expense):
Interest income, net	208	244	239	198
Other expense, net	(57)	(50)	(232)	(247)

Income (loss) before income taxes	1,748	(4,943)	3,301	3,270
Income tax (benefit) expense	734	(2,080)	1,390	1,374

Net income (loss)	$1,014	$(2,863)	$1,911	$1,896

Basic net income (loss) per share	$0.04	$(0.12)	$0.08	$0.08
Diluted net income (loss) per share	$0.04	$(0.12)	$0.08	$0.08

As a Percentage of Net Revenues

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	5.2	5.7	6.2	6.0

Total revenues	105.2	105.7	106.2	106.0
Cost of services before reimbursable expenses	67.9	68.3	70.9	67.7
Reimbursable expenses	5.2	5.7	6.2	6.0

Total cost of services	73.1	74.0	77.1	73.7

Gross profit	32.1	31.7	29.1	32.3
Selling expenses	10.4	10.8	10.2	9.2
General and administrative expenses	20.8	23.3	23.3	21.1
Restructuring, severance and impairment charges	—	5.5	6.3	5.5

Income (loss) from operations	0.9	(7.9)	(10.7)	(3.5)
Other income (expense):
Interest income, net	0.4	0.4	0.4	0.3
Other income (expense), net	0.3	(0.3)	(0.2)	(0.4)

Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	1.6	(7.8)	(10.5)	(3.6)
Income tax (benefit) expense	0.7	(2.8)	(3.7)	7.1

Income (loss) before cumulative effect of change in accounting principle, net of tax	0.9	(5.0)	(6.8)	(10.7)
Cumulative effect of change in accounting principle, net of tax	(3.7)	—	—	—

Net loss	(2.8)%	(5.0)%	(6.8)%	(10.7)%

2002
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	6.1	5.9	5.0	5.0

Total revenues	106.1	105.9	105.0	105.0
Cost of services before reimbursable expenses	63.3	63.2	65.7	63.9
Reimbursable expenses	6.1	5.9	5.0	5.0

Total cost of services	69.4	69.1	70.7	68.9

Gross profit	36.7	36.8	34.3	36.1
Selling expenses	10.9	10.5	10.2	10.3
General and administrative expenses	23.3	22.3	19.4	21.1
Restructuring, severance and impairment charges	—	11.8	—	—

Income (loss) from operations	2.5	(7.8)	4.7	4.7
Other income (expense):
Interest income, net	0.3	0.4	0.3	0.3
Other expense, net	(0.1)	(0.1)	(0.3)	(0.4)

Income (loss) before income taxes	2.7	(7.5)	4.7	4.6
Income tax (benefit) expense	1.1	(3.2)	2.0	2.0

Net income (loss)	1.6%	(4.3)%	2.7%	2.6%

        A substantial portion of our expenses, particularly depreciation, office rent, and occupancy costs, and, in the short run, personnel and related costs are relatively fixed. Our quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside our control. These factors may include, but are not limited to:

  •
  The reduction in size, delay in commencement, interruption, or termination of one or more significant engagements or assignments;

  •
  Fluctuations in consultant hiring and utilization;

  •
  The use of offsite and offshore resources on our engagements;

  •
  The ability to incorporate use of variable labor staffing into our projects;

  •
  The loss of key personnel and other employees;

  •
  The loss of one or more significant clients in any of our business segments;

  •
  The unpredictability of engaging new clients and additional assignments from existing clients;

  •
  Increased competition and pricing pressures;

  •
  Timing and collection of fees and payments;

  •
  Write-offs of client billings;

  •
  Consolidation of, and subsequent reduction in the number of, healthcare providers;

  •
  The number, timing, and contractual terms of significant client engagements;

  •
  Fluctuations in market demand for our services, consultant hiring, and utilization;

  •
  Delays or increased expenses incurred in connection with existing assignments;

  •
  Variations in the timing of expenses;

  •
  Changes in pricing policies by us or our competitors;

  •
  Changes in our business strategies;

  •
  Variability in the number of business days within a quarter;

  •
  The timing of certain general and administrative expenses; and

  •
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

        We typically experience a lower number of billable days in certain quarters of the year, particularly the fourth quarter when many of our employees typically take vacation during the December holidays. In fiscal year 2004, we will have an extra week in the fourth quarter due to our fiscal calendar. Variability in the number of billable days may also result from other factors such as vacation days, sick time, paid and unpaid leave, inclement weather, and holidays, all of which could produce variability in our revenues and costs. In the event of any downturn in potential clients' businesses or the economy in general, planned utilization of our services may be deferred or canceled, which could have a material adverse effect on our business, financial condition, and results of operations. Based on the preceding factors, we may experience a shortfall in revenues or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general, which could have a material adverse effect on the market price of our common stock.

Liquidity and Capital Resources

        During the year ended December 26, 2003, we generated cash flow from operations of $9.4 million. During the year ended December 26, 2003, we used approximately $11.2 million to acquire three companies (see Note I of the Notes to Consolidated Financial Statements) and $5.0 million of cash to purchase property and equipment, primarily computer and related equipment. We also used $1.86 million to purchase the 4.9% minority interest that the University of Pennsylvania Health System had in FCG Management Services, LLC. At December 26, 2003, we had cash and marketable investments available for sale of $62.6 million, compared to $67.3 million at December 27, 2002.

        We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2004. There was no outstanding balance under the line of credit at December 26, 2003. Due to our net loss at December 26, 2003, we are out of compliance with certain bank covenants contained in the line of credit agreement. However, we received a waiver for such non-compliance subsequent to our fiscal year end.

        On October 1, 2003, we entered into an unsecured loan agreement with White Plains Hospital Center requiring us to provide interest free financing of up to $4.08 million if our system implementation at the hospital results in an increase in the hospital's accounts receivable balance or days outstanding during a 150-day period following the completion of the system implementation. Any amounts borrowed during this 150-day period are payable 90 days after the borrowing date. We do not currently expect to make any loans under this agreement until early 2005, if at all. Since our loans are unsecured, we cannot guarantee that the hospital will repay our loans on a timely basis, if at all. If our loans are not repaid or repaid in a timely manner, our financial condition would be impacted negatively.

        On February 27, 2004, we purchased 1,962,400 shares of common stock and 32,000 in-the-money options from David S. Lipson, a member of our board of directors, for a total purchase price of $15.1 million. In connection with the transaction, Mr. Lipson resigned from our board of directors and repaid indebtedness to us of $328,311. Our net cash payment to Mr. Lipson in the transaction was $14.8 million.

        As of December 26, 2003, the following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases, net of subleases	$22,884	$5,546	$10,178	$7,069	$91
Purchase obligations	696	310	386	—	—

Total	$23,580	$5,856	$10,564	$7,069	$91

        Management believes that our existing cash and investments, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months. Our cash and investments are available for capital expenditures (which are projected at approximately $7.0 million for 2004), strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise, including $2.4 million in cash that was paid on January 30, 2004 to purchase the remaining 47.65% minority interest in FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.) that we did not already own.

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

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

        Revenues are derived primarily from information technology outsourcing services, consulting, and systems integration. Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to seven years. The longer-term arrangements are generally level-of-effort or fixed price arrangements.

        Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from level-of-effort arrangements are recognized based upon a fixed price for the level of resources provided. Revenues from fixed fee arrangements for consulting and systems integration work are generally recognized on a rate per hour or percentage-of-completion basis. We maintain, for each of our fixed fee contracts, estimates of total revenue and cost over the contract term. For purposes of periodic financial reporting on the fixed price consulting and system integration contracts, we accumulate total actual costs incurred to date under the contract. The ratio of those actual costs to our then-current estimate of total costs for the life of the contract is then applied to our then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized. We follow this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made.

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

        As of the beginning of fiscal year 2003, we adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. We have created separate units of accounting on our existing outsourcing contracts based on the above criteria and will evaluate each future contract based on the same criteria. Generally, we have separated certain elements of our initial contract stages, where new systems are implemented and/or processes are reengineered into a new operating environment, from the ongoing operations of the contract. The primary impact of the adoption of this standard is that our ongoing contract operations, which constitute the vast majority of the revenues from outsourcing contracts, are now recorded on a straight-line basis over the life of the contract instead of on a percentage-of-completion basis in proportion to costs incurred. In general, we will report lower margins on existing contracts in the early years of a contract and anticipate reporting increased margins in the later years of a contract; however, no assurances can be made in that regard. The new method is no longer based on a consistent gross profit over the life of a contract. We will likely experience greater volatility of outsourcing earnings as contract revenues remain level and contract costs move up or down, or shift from one quarter to another.

        On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue. Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue. At December 26, 2003, we had deferred $160,000 of such deferred costs.

        As part of our on-going operations to provide services to our customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

        Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements. As of December 26, 2003, we had unbillable revenues included in current unbilled receivables of approximately $1.2 million, which were generally expected to be billed in the following year. In addition, we had a long-term account receivable at December 26, 2003, and December 27, 2002 of $5.8 million and $8.0 million, respectively, on a single major outsourcing contract with a term of seven years. The long-term receivable will be billed and collected over the remaining three years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

        Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

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

Deferred Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid. During fiscal year 2003, we have generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses combined with the fact that we are outside the period it is allowable to carry back losses, and also for additional deferred tax assets related to the cumulative effect of our change in revenue recognition method on our outsourcing contracts. We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized. Based on those estimates and taking into account our recent history of cumulative losses, we recorded a valuation allowance of $5.5 million in the fourth quarter of fiscal year 2003. Together with a full valuation allowance of $5.5 million we had already taken against the net operating loss carryforwards of companies we had acquired earlier in the year, we have a valuation allowance of $11.0 million against a total deferred tax asset of $21.6 million. Based on our belief that it is more likely than not that future taxable income will be sufficient to realize the remaining $10.6 million of deferred tax assets, we have not recorded a valuation allowance against those assets. However, there is no guarantee that our taxable income will be sufficient to realize such remaining net deferred tax assets, and we will continue to evaluate the potential need for an additional valuation allowance on an ongoing basis. Additionally, if the realization of a greater amount of our deferred tax assets in the future is considered more likely than not, we will reverse all or a portion of the existing valuation allowance at that time.

Goodwill and Intangible Assets

        Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing during the fourth quarter of each year. We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period. The impairment test requires us to forecast our future cash flows, which involves significant judgment. Our operating results have been negatively impacted by the worldwide economic conditions. Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements. As of December 26, 2003, we have $15.5 million of goodwill and $3.8 million of intangible assets recorded on our balance sheet (see Note A of the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements

        See Note A of the Notes to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit. Only the cash and cash equivalents which totaled $62.6 million at December 26, 2003 present us with market risk exposure resulting primarily from changes in interest rates. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.6 million. Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

        Our borrowings are primarily dependent upon the prevailing prime rate. As of December 26, 2003, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources." The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our annual consolidated financial statements are included in Item 15 of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

        As part of our year end audit reviews, we identified no material weaknesses in internal controls, but did identify one item that is considered a significant deficiency in internal controls.

        Item: Lack of a control log and routine monitoring of the log for access to our systems.

        Comment: We have implemented necessary controls to remediate any potential for a significant deficiency on a continuing basis. We believe the potential deficiency has not adversely affected, and is not reasonably likely to adversely affect, our ability to record, process, summarize and report financial information.

        We have disclosed this item to our external auditors and the Audit Committee of our board of directors.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 23, 2004, either as part of our Proxy Statement for our 2004 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 23, 2004 either as part of our Proxy Statement for our 2004 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 23, 2004, either as part of our Proxy Statement for our 2004 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 23, 2004, either as part of our Proxy Statement for our 2004 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 23, 2004, either as part of our Proxy Statement for our 2004 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements are filed as part of this Annual Report on Form 10-K:
				Page
		•	Consolidated Balance Sheets—December 26, 2003 and December 27, 2002	42
		•	Consolidated Statements of Operations—Years Ended December 26, 2003, December 27, 2002, and December 28, 2001	43
		•	Consolidated Statement of Changes in Stockholders' Equity—For the Three Years Ended December 26, 2003, December 27, 2002, and December 28, 2001	44
		•	Consolidated Statements of Cash Flows—Years Ended December 26, 2003, December 27, 2002, and December 28, 2001	45
		•	Consolidated Statements of Comprehensive Income (Loss)—Years Ended December 26, 2003, December 27, 2002, and December 28, 2001	46
		•	Notes to Consolidated Financial Statements	47
		•	Report of Independent Certified Public Accountants	72
	(2)
		The following financial statement schedule for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.
		•	Schedule II—Valuation and Qualifying Accounts	73

		Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.
	(3)	The exhibits listed in the Index to Exhibits are attached hereto or incorporated herein by reference and filed as a part of this Report.
(b)	Reports on Form 8-K.
	(1)	Form 8-K filed on October 1, 2003, furnishing a press release announcing our buy-out of the 19.9% minority interest in its FCG Management Services, LLC subsidiary (Items 7 and 9).
	(2)	Form 8-K filed on October 10, 2003, furnishing a press release announcing the signing of an estimated $40 million long-term information services technology outsourcing agreement (Items 7 and 9).
	(3)	Form 8-K filed on October 22, 2003, furnishing a press release announcing our financial results for the third quarter of 2003 (Item 12).

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 26, 2003	December 27, 2002
ASSETS
Current Assets
Cash and cash equivalents	$26,826	$27,550
Short-term investments	33,803	38,796
Accounts receivable, less allowance of $1,974 and $1,899 in 2003 and 2002, respectively	27,564	36,889
Unbilled receivables	9,947	13,264
Deferred income taxes, net	6,279	6,198
Prepaid expenses and other	1,713	2,110

Total current assets	106,132	124,807
Notes receivable—stockholders	432	657
Long-term investments	3,216	2,200
Property and equipment
Furniture, equipment, and leasehold improvements	4,053	7,505
Information systems equipment and software	23,663	21,123

	27,716	28,628
Less accumulated depreciation and amortization	19,177	20,104

	8,539	8,524
Other assets
Executive benefit trust	8,144	6,059
Long-term account receivable	5,768	8,059
Deferred income taxes, net	4,329	3,147
Goodwill, net	15,458	3,282
Intangibles, net	3,800	214
Other	1,583	360

	39,082	21,121

Total assets	$157,401	$157,309

LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,806	$1,652
Accrued liabilities	11,544	9,042
Accrued payroll and related taxes	5,778	5,618
Accrued restructuring	4,613	3,686
Accrued vacation	7,033	6,868
Accrued incentive compensation	1,958	2,328
Customer advances	9,775	7,877

Total current liabilities	42,507	37,071
Non-current liabilities
Accrued restructuring	4,686	3,892
Supplemental executive retirement plan	7,741	6,351
Minority interest	657	2,023

Total non-current liabilities	13,084	12,266
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 25,902,574 and 24,073,089 shares issued and outstanding at December 26, 2003 and December 27, 2002, respectively	26	24
Additional paid in capital	101,706	92,461
Retained earnings	900	17,853
Deferred compensation—stock incentive agreements	(323)	(621)
Notes receivable—stockholders	(488)	(1,076)
Accumulated other comprehensive loss	(11)	(669)

Total stockholders' equity	101,810	107,972

Total liabilities and stockholders' equity	$157,401	$157,309

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Revenues before reimbursements	$272,115	$268,013	$266,890
Reimbursements	15,624	14,720	17,221

Total revenues	287,739	282,733	284,111
Cost of services before reimbursable expenses	186,887	171,665	166,631
Reimbursable expenses	15,624	14,720	17,221

Total cost of services	202,511	186,385	183,852

Gross profit	85,228	96,348	100,259
Selling expenses	27,660	27,987	30,608
General and administrative expenses	60,189	57,470	67,505
Restructuring, severance, and impairment charges	11,681	7,818	13,511

Income (loss) from operations	(14,302)	3,073	(11,365)
Other income (expense):
Interest income, net	961	889	1,388
Other expense, net	(410)	(586)	(665)

Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	(13,751)	3,376	(10,642)
Income tax (benefit) expense	605	1,418	(3,754)

Income (loss) before cumulative effect of change in accounting principle, net of tax	(14,356)	1,958	(6,888)
Cumulative effect of change in accounting principle, net of tax	(2,597)	—	—

Net income (loss)	$(16,953)	$1,958	$(6,888)

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$(0.57)	$0.08	$(0.29)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—

Net income (loss)	$(0.68)	$0.08	$(0.29)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$(0.57)	$0.08	$(0.29)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—

Net income (loss)	$(0.68)	$0.08	$(0.29)

Weighted average shares used in computing:
Basic net income (loss) per share	25,044	24,002	23,558
Diluted net income (loss) per share	25,044	24,671	23,558

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY—

For the Three Years Ended December 26, 2003, December 27, 2002, and December 28, 2001

(in thousands)

	Common Stock		Additional Paid In Capital		Accumulated Other Comprehensive Loss
				Retained Earnings		Deferred Compensation	Notes Receivable- Stockholders
	Shares	Amount						Total
Balance, December 31, 2000:	23,737	24	92,455	22,783	(611)	(2,850)	(6,539)	105,262
Compensation recognized	—	—	—	—	—	349	—	349
Loan repayments	—	—	—	—	—	—	647	647
Reclassification of stock loan repayment to tax loan	—	—	—	—	—	140	(582)	(442)
Tax loan repurchases	(62)	—	(489)	—	—	—	—	(489)
Common Stock released under the ASPP	153	—	693	—	—	—	—	693
Interest income on stockholders' notes receivable	—	—	—	—	—	—	(155)	(155)
Tax benefits attributed to exercised stock options	—	—	787	—	—	—	—	787
Exercise of stock options	231	1	1,776	—	—	—	—	1,777
Stock repurchases	(61)	—	(375)	—	—	88	287	—
Common Stock issued in connection with business acquisition and investment	133	—	1,068	—	—	—	—	1,068
Net loss	—	—	—	(6,888)	—	—	—	(6,888)
Rescission of Common Stock under the RSAs	(415)	(1)	(5,700)	—	—	1,139	4,562	—
Unrealized gain on securities	—	—	—	—	18	—	—	18
Foreign currency translation adjustments	—	—	—	—	(351)	—	—	(351)

Balance, December 28, 2001:	23,716	24	90,215	15,895	(944)	(1,134)	(1,780)	102,276
Compensation recognized	—	—	—	—	—	105	—	105
Loan repayments	—	—	—	—	—	97	456	553
Reclassification of deferred compensation	—	—	(259)	—	—	259	—	—
Tax loan repurchases	(8)	—	(57)	—	—	—	—	(57)
Common Stock released under the ASPP	253	—	1,557	—	—	—	—	1,557
Interest income on stockholders' notes receivable	—	—	—	—	—	—	(208)	(208)
Tax benefits attributed to exercised stock options	—	—	372	—	—	—	—	372
Exercise of stock options	186	—	1,141	—	—	—	—	1,141
Stock repurchases	(74)	—	(508)	—	—	52	456	—
Net income	—	—	—	1,958	—	—	—	1,958
Unrealized gain (loss) on securities	—	—	—	—	(31)	—	—	(31)
Foreign currency translation adjustments	—	—	—	—	306	—	—	306

Balance, December 27, 2002	24,073	24	92,461	17,853	(669)	(621)	(1,076)	107,972
Compensation recognized	—	—	—	—	—	152	—	152
Loan repayments	—	—	—	—	—	72	409	481
Reclassification of deferred compensation	—	—	(27)	—	—	27	—	—
Tax loan repurchases	(21)	—	(131)	—	—	—	—	(131)
Common Stock released under the ASPP	277	—	1,215	—	—	—	—	1,215
Interest income on stockholders' notes receivable	—	—	—	—	—	—	(45)	(45)
Tax benefits attributed to exercised stock options	—	—	85	—	—	—	—	85
Exercise of stock options	67	—	213	—	—	—	—	213
Stock repurchases	(54)	—	(271)	—	—	47	224	—
Common stock issued in connection with business acquisitions	1,561	2	8,161	—	—	—	—	8,163
Net income	—	—	—	(16,953)	—	—	—	(16,953)
Unrealized gain (loss) on securities	—	—	—	—	36	—	—	36
Foreign currency translation adjustments	—	—	—	—	622	—	—	622

Balance, December 26, 2003	25,903	$26	$101,706	$900	$(11)	$(323)	$(488)	$101,810

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Cash flows from operating activities:
Net income (loss):	$(16,953)	$1,958	$(6,888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	2,597	—	—
Depreciation and amortization	5,005	5,087	6,435
Goodwill amortization	—	—	1,918
Intangible amortization	1,081	90	—
Goodwill impairment	—	2,143	3,980
Write down of investments	—	—	244
Provision for bad debts	16	(258)	2,516
Deferred income taxes	(1,263)	1,043	(3,502)
Loss on sale of assets	20	184	459
Minority interest in net income	302	679	520
Compensation from stock issuances	179	105	349
Interest income on notes receivable—stockholders	(65)	(328)	(155)
Change in assets and liabilities:
Accounts receivable	10,555	(1,153)	1,464
Unbilled receivables	(1,514)	699	3,502
Prepaid expenses and other	260	(534)	274
Deferred income taxes	2,115	—	2,232
Unbilled long term receivable	1,651	2,191	758
Other assets	(280)	56	148
Accounts payable	64	(138)	201
Accrued liabilities	649	(1,745)	4,450
Accrued payroll and related taxes	160	5,459	(65)
Accrued restructuring	3,351	983	2,645
Accrued vacation	93	415	721
Accrued incentive compensation	(370)	(1,952)	997
Customer advances	1,838	2,414	(1,027)
Supplemental executive retirement plan	(695)	(159)	548
Other	647	437	(688)

Net cash provided by operating activities	9,443	17,676	22,036

Cash flows from investing activities:
Purchase of investments	(126,287)	(58,303)	(66,833)
Proceeds from sale/maturity of investments	130,264	37,948	65,633
Purchase of property and equipment	(5,009)	(3,011)	(3,728)
Acquisition of businesses, net of cash acquired	(11,182)	(2,668)	(262)

Net cash used in investing activities	(12,214)	(26,034)	(5,190)

Cash flows from financing activities:
Principal payments on long term debt	—	—	(145)
Proceeds from issuance of capital stock, net	1,428	2,794	3,257
Proceeds from note receivables and tax loan payments	619	615	1,112

Net cash provided by financing activities	2,047	3,409	4,224

Net change in cash and cash equivalents	(724)	(4,949)	21,070
Cash and cash equivalents at beginning of period	27,550	32,499	11,429

Cash and cash equivalents at end of period	$26,826	$27,550	$32,499

Cash paid during the period for:
Interest	$35	$69	$55
Income taxes	$553	$1,837	$797
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in acquisition	8,163	—	—

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Net income (loss)	$(16,953)	$1,958	$(6,888)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	622	306	(351)
Unrealized holding gains (losses) on securities during period	36	(31)	18

Other comprehensive income (loss)	658	275	(333)

Comprehensive income (loss)	$(16,295)	$2,233	$(7,221)

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        First Consulting Group, Inc. and its subsidiaries (the "Company") is a provider of information technology outsourcing and consulting services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company's services are designed to assist its clients in increasing operations effectiveness by reducing cost, improving customer service, and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services. The Company's services and consultants are supported by internal research and a centralized information system, which provides real-time access to current industry and technology information, project methodologies, experiences, and tools.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated. In fiscal year 2001, the Company changed its fiscal year from a calendar year to a 52 or 53 week period ending on the last Friday of December.

Stock-Based Compensation

        The Company accounts for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123" ("SFAS No. 148"). SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

        The following table presents pro forma net income (loss) had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS 123. (in thousands, except per share data):

		Years Ended
		December 26, 2003	December 27, 2002	December 28, 2001
Net income (loss)	As reported	$(16,953)	$1,958	$(6,888)
Add: Stock based employee compensation expense		2,090	3,003	4,146

Pro forma net loss	Pro forma	(19,043)	(1,045)	(11,034)

Basic earnings (loss) per share	As reported	$(0.68)	$0.08	$(0.29)
	Pro forma	$(0.76)	$(0.04)	$(0.47)
Diluted earnings (loss) per share	As reported	$(0.68)	$0.08	$(0.29)
	Pro forma	$(0.76)	$(0.04)	$(0.47)

        The fair value of the options granted under the plan in 2003, 2002, and 2001 calculated using the Black-Scholes pricing model were $5.74, $5.57, and $5.20 per share, respectively. The following assumptions were used in the Black-Scholes pricing model: expected dividend yield 0%, risk-free interest rate ranging from 2.75% to 7.5%, expected volatility factor of 1.0, and an expected life ranging from six to seven years. Pro forma net income (loss) reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation expense is reflected over the options' vesting period, and compensation expense for options granted prior to January 1, 1995 is not considered.

        With regard to certain options or stock issued prior to the initial public offering, the Company recorded a charge to deferred compensation when it granted options to officers or employees at an exercise price which was less than the fair market value of such shares. Amounts recorded as deferred compensation are amortized over the appropriate service period based upon the original vesting schedule for such grants (generally ten years). Due to an acceleration of vesting which occurred on certain of these shares, a charge of $500,000 was taken in fiscal year 2000 to allow for shares which would have otherwise expired unexercised. For the years ended December 26, 2003, December 27, 2002, and December 28, 2001, compensation expense recognized for stock-based employee compensation related to the grant of below market options was $85,000, $41,000, and $194,000 respectively.

Basic and Diluted Net Income (Loss) Per Share

        Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Stock options are not considered when computing diluted net loss per share as they are considered anti-dilutive.

        The following represents a reconciliation of basic and diluted net income (loss) per share for the years ended December 26, 2003, December 27, 2002, and December 28, 2001 (in thousands, except per share data):

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Net income (loss) before cumulative effect, net of tax	$(14,356)	$1,958	$(6,888)
Cumulative effect of change in accounting principle, net of tax	(2,597)	—	—

Net income (loss)	$(16,953)	$1,958	$(6,888)

Basic & diluted net income (loss) per share:
Net income (loss) before cumulative effect, net of tax	$(0.57)	$0.08	$(0.29)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—

Net income (loss) per share	$(0.68)	$0.08	$(0.29)

Basic weighted number of shares outstanding	25,044	24,002	23,558
Effect of dilutive options and warrants	—	669	—

Diluted weighted number of shares outstanding	25,044	24,671	23,558

        The effect of dilutive options excludes 4,770,664 anti-dilutive options with exercise prices ranging from $0.72 to $27.75 per share in 2003, 2,745,074 anti-dilutive options with exercise prices ranging from $8.51 to $27.75 per share in 2002, and 4,823,850 anti-dilutive options with exercise prices ranging from $0.82 to $27.75 per share in 2001.

Use of Estimates

        In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill and long-lived and intangible assets, accrued liabilities, deferred income tax asset valuation allowances, restructuring costs, litigation and disputes, and the allowance for doubtful accounts.

        The Company uses significant estimates in the calculation of its income tax benefit by estimating whether it will have sufficient future taxable income to realize its deferred tax assets. There can be no assurances that the Company's taxable income will be sufficient to realize such deferred tax assets and the Company will continue to evaluate its valuation allowance on an ongoing basis.

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from an inability of clients to make required payments. This allowance is based on account receivables, historical collection experience, current economic trends, and changes in the customer payment terms.

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

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

        Revenues are derived primarily from information technology outsourcing services, consulting, and systems integration. Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis. Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured. The Company determines if the fee is fixed and determinable and collectibility is reasonably assured based on its judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Arrangements range in length from less than one year to seven years. The longer-term arrangements are generally level-of-effort or fixed price arrangements.

        Revenues from time-and-materials arrangements are generally recognized based upon contracted hourly billing rates as the work progresses. Revenues from level-of-effort arrangements are recognized based upon a fixed price for the level of resources provided. Revenues from fixed fee arrangements for consulting and systems integration work are generally recognized on a rate per hour or percentage-of-completion basis. The Company maintains, for each of its fixed fee contracts, estimates of total revenue and cost over the contract term. For purposes of periodic financial reporting on the fixed price consulting and system integration contracts, the Company accumulates total actual costs incurred to date under the contract. The ratio of those actual costs to its then-current estimate of total costs for the life of the contract is then applied to its then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized. The Company follows this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made.

        Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of the work to be performed, does not complete its projects within the planned periods of time, or does not satisfy its obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized. Revisions in the Company's contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known. Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals. Revenues from incentive type arrangements are recognized when it is probable they will be earned.

        As of the beginning of fiscal year 2003, the Company adopted EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The Company has created separate units of accounting on its existing outsourcing contracts based on the above criteria and will evaluate each future contract based on the same criteria. Generally, the Company has separated certain elements of its initial contract stages, where new systems are implemented and/or processes are reengineered into a new operating environment, from the ongoing operations of the contract. The primary impact of the adoption of this standard is that the Company's ongoing contract operations, which constitute the vast majority of the revenues from outsourcing contracts, are now recorded on a straight-line basis over the life of the contract instead of on a percentage-of-completion basis in proportion to costs incurred. In general, the Company will report lower margins on existing contracts in the early years of a contract and anticipate reporting increased margins in the later years of a contract; however, no assurances can be made in that regard. The new method is no longer based on a consistent gross profit over the life of a contract. The Company will likely experience greater volatility of outsourcing earnings as contract revenues remain level and contract costs move up or down, or shift from one quarter to another.

        On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue. Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue. At December 26, 2003, the Company had deferred $160,000 of such deferred costs.

        As part of the Company's on-going operations to provide services to its customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred," and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

        Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements. As of December 26, 2003, the Company had unbillable revenues included in current unbilled receivables of approximately $1.2 million, which were generally expected to be billed in the following year. In addition, the Company had a long-term account receivable at December 26, 2003, and December 27, 2002 of $5.8 million and $8.0 million, respectively, on a single major outsourcing contract with a term of seven years. The long-term receivable will be billed and collected over the remaining three years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

        Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

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

Other Income/Expense

        Other expenses, shown net in the accompanying statements of operations, primarily consist of the elimination of net income related to minority interests in consolidated subsidiaries. For the year ended December 26, 2003, such minority interests consist of certain minority partners' 19.9% interest in FCGMS, the Company's Health Delivery information technology outsourcing business, through September 26, 2003, and 47.65% interest in FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group).

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

        The healthcare and life sciences industries may be affected by economic factors which may impact accounts receivable. In addition, the Company had a long-term account receivable at December 26,

2003 of $5.8 million on a single outsourcing contract, which will be paid down over a three year period. Management does not believe that any single customer or geographic area represents significant credit risk.

        The Company's cash equivalents consist primarily of short-term money market deposits. The Company has deposited its cash equivalents with reputable financial institutions, from which the Company believes the risk of loss to be remote. The Company principally maintains its cash balances in financial institutions located in Long Beach, California, Atlanta, Georgia, and Philadelphia, Pennsylvania. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 26, 2003, the Company had balances in these three institutions in excess of the insured amounts of approximately $4.4 million, $0.5 million and $0.3 million, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

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

        Goodwill is evaluated for impairment annually, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by using a market approach valuation model based on multiples of revenue. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss. In addition, the Company evaluates intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

        The following summarizes the net income (loss) and earnings (loss) per share for the years ended December 26, 2003, December 27, 2002, and December 28, 2001, adjusted to exclude amortization expense of goodwill, net of taxes (in thousands, except per share data):

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Net income (loss):
Reported net income (loss)	$(16,953)	$1,958	$(6,888)
Goodwill amortization, net of tax	—	—	1,576

Adjusted net income (loss)	$(16,953)	$1,958	$(5,312)

Basic net income (loss) per share:
Reported basic net income (loss) per share	$(0.68)	$0.08	$(0.29)
Goodwill amortization, net of tax	—	—	0.07

Adjusted basic net income (loss) per share	$(0.68)	$0.08	$(0.22)

Diluted net income (loss) per share:
Reported diluted net income (loss) per share	$(0.68)	$0.08	$(0.29)
Goodwill amortization, net of tax	—	—	0.07

Adjusted diluted net income (loss) per share	$(0.68)	$0.08	$(0.22)

        The changes in the net carrying amounts of goodwill for the years ended December 27, 2002 and December 26, 2003 are as follows (in thousands):

	Healthcare	Life Sciences	Outsourcing	Total
Balance as of December 28, 2001	$2,143	$1,444	$—	$3,587
Acquired	827	14	987	1,828
Impaired	(2,143)	—	—	(2,143)
Currency translation adjustment	—	10	—	10

Balance as of December 27, 2002	827	1,468	987	3,282

Acquired	—	8,260	3,907	12,167
Currency translation adjustment	—	9	—	9

Balance as of December 26, 2003	$827	$9,737	$4,894	$15,458

        As of December 26, 2003, the Company had the following acquired intangible assets recorded (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Software and software development	$1,177	$(414)	$763	2
Customer related	3,394	(536)	2,858	3 - 4
Non-compete agreements	400	(221)	179	2 - 3

Total	$4,971	$(1,171)	$3,800

        The following table summarizes the estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2004	1,584
2005	1,015
2006	773
2007	428

Total	$3,800

Foreign Currency Translation

        Assets and liabilities of the Company's foreign affiliates are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

Reclassifications

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 affected the Company's restructuring charges in the second, third, and fourth quarters of fiscal year 2003, as it accrued only severance related to employees terminated during the quarter, and not any severance related to planned future actions.

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

        The Company elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle. The adoption of EITF 00-21 resulted in a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

        The following table illustrates the effect on net income (loss) and net income (loss) per share as if the change in accounting principle had been adopted in the prior years (in thousands, except per share data):

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Net income (loss) before cumulative effect, as reported	$(14,356)	$1,958	$(6,888)
Pro forma effect of change in accounting principle, net of tax	—	(1,508)	197

Pro forma net income (loss)	$(14,356)	$450	$(6,691)

Basic & diluted net income (loss) per share
Income (loss) before cumulative effect—as reported	$(0.57)	$0.08	$(0.29)
Pro forma effect of change in accounting principle, net of tax	—	(0.06)	0.01

Pro forma net income (loss) per share	$(0.57)	$0.02	$(0.28)

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. At December 26, 2003, the Company had no guarantees outstanding.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. At this time, the Company intends to continue to account for stock-based compensation to its associates using the methods prescribed by Accounting Principles Bulletin (APB) Opinion No. 25, and related interpretations. The Company has made certain disclosures required by SFAS No. 148 in its Notes to Consolidated Financial Statements.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

        In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and to rescind the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

NOTE B—INVESTMENTS

        For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less. At December 26, 2003, the Company has $33.8 million in short-term investments and $2.0 million of long-term investments classified as available for sale. Such investments are currently held primarily in commercial paper, money market investments, and tax-exempt government securities. Additionally, the Company has $1.2 million of non-marketable equity investments, valued at the lower of cost or estimated fair value, which are included in long-term investments. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity as a component of other comprehensive income. The amortized cost, unrealized gains and losses, and fair values of the Company's available-for-sale securities (which are marketable fixed income securities) held at December 26, 2003 and December 27, 2002 are summarized as follows: (in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2003	$35,810	$9	$—	$35,819
2002	$39,794	$2	$—	$39,796

        The following table lists the maturities of fixed income securities held at December 26, 2003: (in thousands)

	Amortized Cost	Estimated Fair Value
Due in one year or less	$33,794	$33,803
Due after one year through five years	2,016	2,016

	$35,810	$35,819

NOTE C—INCOME TAXES

        The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management periodically evaluates the recoverability of the deferred tax assets. At such a time as it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be reduced.

        The provision for income taxes consists of the following (in thousands):

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Current:
Federal	$73	$(314)	$42
State	312	342	(120)

Total current	385	28	(78)
Deferred:
Federal	635	1,223	(3,283)
State	(415)	167	(393)

Total deferred	220	1,390	(3,676)

Provision for income taxes	$605	$1,418	$(3,754)

        Deferred tax assets and deferred tax liabilities consist of the following (in thousands):

	As of
	December 26, 2003	December 27, 2002
Deferred tax assets:
Depreciation	$15	$48
Reserve for uncollectible receivables	425	488
Supplemental executive retirement plan contributions	2,474	2,585
Accrued liabilities	5,903	5,818
Net operating loss	5,495	98
Tax credits	278	278
Goodwill and intangible amortization	372	—
Net operating loss of acquired businesses	5,467	—
Contract accounting	1,534	—
Other	185	218

Total deferred tax assets before valuation allowance	22,148	9,533
Valuation allowance	(10,967)	—

Total deferred tax assets	11,181	9,533
Deferred tax liabilities:
Stock based compensation	267	222
Inside buildup on life insurance	247	(75)
Other	59	41

Total deferred tax liabilities	573	188

Total net deferred tax assets	$10,608	$9,345

The balance sheet classifications of deferred taxes are as follows:
Current deferred asset (liability)	$6,279	$6,198
Non-current deferred asset	4,329	3,147

Total net deferred tax assets	$10,608	$9,345

        As a result of the following items, the total provision for income taxes was different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before income taxes:

	Years Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Federal income tax (benefit) at statutory rate	(35.0)%	35.0%	(35.0)%
Changes due to:
State franchise tax, net of federal income tax benefit	(1.5)	7.4	(4.4)
Valuation allowance	40.0	—	—
Non-deductible goodwill	—	—	7.2
Meals and entertainment	1.0	7.1	3.0
Life insurance premiums	0.6	1.8	—
Customer based contracts	0.9	—	—
SERP life insurance proceeds	(0.9)	—	—
Tax exempt interest	(0.5)	(6.1)	(1.9)
Other	(0.1)	(3.2)	(4.2)

	4.5%	42.0%	(35.3)%

        As of December 26, 2003, the Company has net operating loss carryforwards for federal and state purposes of approximately $14.0 million and $11.1 million, respectively. The net operating loss carryforwards for federal purposes begin expiring in 2022, and the net operating loss carryforwards for state purposes begin expiring in 2010.

        On February 12, 2003, the Company acquired Paragon Solutions, Inc. At the date of the acquisition, in addition to net operating loss carryforwards noted above, Paragon Solutions, Inc. had federal and state net operating losses of approximately $11.5 million. The net operating losses will begin to expire in 2018 for federal purposes and in 2013 for state purposes.

        Paragon Solutions, Inc. has foreign subsidiaries in India and Vietnam. For tax purposes, these two entities report their earnings separately in India and Vietnam where they operate. Based on the fact that the foreign entities have been granted tax holidays by the Indian and Vietnamese tax authorities and that both Indian and Vietnamese subsidiaries' pre-tax income is immaterial, no tax provision has been made for the Vietnam and India operations. The tax holidays will expire in 2005 for Vietnam and 2008 for India.

        On May 30, 2003, the Company acquired Coactive Systems Corporation. At the date of the acquisition, Coactive Systems Corporation had federal and state net operating losses of approximately $2.1 million. Its net operating losses will begin to expire in 2019 for federal purposes and in 2014 for state purposes.

        The utilization of net operating losses of the subsidiaries acquired during the year may be subject to substantial limitations due to the ownership change limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions. Realization of any of these is uncertain and the Company has not ascribed any value to them.

NOTE D—NOTES RECEIVABLE—STOCKHOLDERS

        Notes receivable from stockholders consist of loans provided to corporate officers ("officers") at the level of vice president and above for the purchase of shares of common stock. Under a 1994 plan, through November 2000, the Company required each of its officers to purchase and hold a specific minimum number of shares of common stock. In December 2000, the Company eliminated its requirement that all vice presidents purchase and hold shares of FCG common stock, based on legal and other factors including a lawsuit by a former employee alleging that such requirement was not legally permissible. Certain officers elected to retain the shares they had acquired under the Plan prior to December 2000 and continue to be obligated under the related promissory note.

        Notes received in exchange for common stock were classified as a reduction of stockholders' equity. In addition, prior to the Company's initial public offering in February 1998, the Company provided certain officers with notes to cover the taxes related to the exercise of below-market stock options. Such notes were classified as a non-current asset. At December 31, 1997, all below market stock options had been exercised and no below market options have been issued since.

        Notes are non-interest bearing and have been discounted using imputed annual interest rates from 4.94% to 6.36%. The notes are secured by each officer's holdings of FCG common stock and are full-recourse. All loans are due in ten years. In addition, the Company generally requires participants to pay, each year, the greater of 10% of the original loan amount or 50% of the after tax amount of any annual bonus received by them to repay outstanding amounts of the notes. Stockholders' notes receivable received in exchange for common stock were $672,000 and $1,454,000 as of December 26, 2003 and December 27, 2002, respectively. Discount for imputed interest on these notes receivable was $184,000 and $378,000 as of December 26, 2003 and December 27, 2002, respectively. Amortization of deferred compensation resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers for the purchase of shares of common stock was $75,000 and $65,000 for the years ended December 26, 2003 and December 27, 2002, respectively. Stockholders' notes receivable related to advances to officers for payment of taxes associated with stock option exercises were $462,000 and $707,000 as of December 26, 2003 and December 27, 2002, respectively. Discount for imputed interest on these notes receivable was $30,000 at December 26, 2003, and $50,000 as of December 27, 2002.

        At December 26, 2003, there were 11 remaining promissory notes secured by 1,161,248 shares of FCG common stock. The promissory notes are due in full at various dates in 2005 through 2007, with the exception of one note where the final installment is due in June 2010. During fiscal year 2003, the Company permitted certain officers to use 75,393 shares of FCG common stock at current market value to pay off $378,000 of these loans. The shares used to pay loan amounts are retired upon completion of the payment.

NOTE E—SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        On January 1, 1994, the Company adopted the Supplemental Executive Retirement Plan (the "SERP"). The SERP was amended on January 1, 1996, July 1, 1998, and December 16, 2003. The SERP is administered by the Board of Directors or a committee appointed by the Board of Directors. Each of the Company's vice presidents participates in the SERP. The Board of Directors or a committee appointed by the Board of Directors may also designate other officers for participation in the compensation reduction portion of the SERP.

        Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 50% of annual base salary and 100% bonus or incentive pay. The Company may make a voluntary "FCG contribution" for any year in an amount determined by the Board to the account of SERP participants. FCG contributions vest 25% for each year of service as a vice president after the first year, resulting in full vesting after five years of such service, provided that FCG contributions fully vest upon a change in control of the Company or upon a participant's death, disability, or attainment of age 65. Company contributions to the SERP were $600,000, $870,000, and $400,000 for the years ended December 26, 2003, December 27, 2002, and December 28, 2001, respectively.

        The contributions to the SERP are invested by the Company in variable life insurance contracts. Management believes that the participants' account balance, cash surrender value of life insurance, and death benefits will be sufficient to satisfy the Company's obligations under the SERP.

NOTE F—RESTRUCTURING, SEVERANCE AND IMPAIRMENT CHARGES

        Restructuring, severance, and impairment costs of $11,681,000, $7,818,000, and $13,511,000 were incurred in 2003, 2002, and 2001, respectively. The costs incurred in 2003 included severance costs of $6.5 million for a reduction in staff of 153 people and facility downsizing of $5.2 million primarily related to the significant decline in the Company's Life Science business due to the reduction in custom software development services purchased by pharmaceutical clients. The costs incurred in 2002 included severance costs of $4.0 million related to a reduction in staff of 153 people and facility downsizing of $3.8 million due to the reorganization of the Life Sciences business unit and consolidation of the Company's software development centers into one organization. The costs incurred in 2001 included severance costs of $6.4 million related to a reduction in staff of approximately 250 people, facility downsizing of $3.1 million, and the impairment of $4.0 million of goodwill related to the restructuring of the technology services group within the healthcare business unit.

        The restructuring liability activity through December 26, 2003 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Asset Impairment	Total
Reserve balance at December 31, 2000	$2,418	$1,532	$—	$3,950
Provision	6,445	3,086	3,980	13,511
Cash payments and asset write-downs	(5,676)	(1,210)	(3,980)	(10,866)
Change in estimate	(450)	450	—	—

Reserve balance at December 28, 2001	2,737	3,858	—	6,595
Provision	4,018	3,800	—	7,818
Cash payments, net of adjustments	(5,662)	(1,173)	—	(6,835)

Reserve balance at December 27, 2002	1,093	6,485	—	7,578
Provision	6,481	5,200	—	11,681
Cash payments, net of adjustments	(5,909)	(4,051)	—	(9,960)

Reserve balance at December 26, 2003	$1,665	$7,634	$—	$9,299

NOTE G—COMMITMENTS AND CONTINGENCIES

        The Company leases its office facilities, certain office space, and living accommodations for consultants on short-term projects under operating leases that expire at various dates through 2009. At

December 26, 2003, the Company was obligated under non-cancelable operating leases, net of subleases in the amount of $3.2 million, with future minimum rentals as follows (in thousands):

Years Ending:
2004	$5,546
2005	5,255
2006	4,923
2007	4,700
2008	2,369
Thereafter	91

$22,884

        Rent expense aggregated $5,517,000, $6,102,000, and $6,553,000 for the years ended December 26, 2003, December 27, 2002, and December 28, 2001 respectively.

        The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company's financial position or results of operation.

NOTE H—STOCK OPTIONS

        On August 22, 1997, the Board adopted the 1997 Equity Incentive Plan (the "1997 Equity Plan") and the 1997 Non-Employee Directors' Stock Option Plan (the "1997 Directors' Plan"). In June 2000, the stockholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 4,500,000 shares, and in June 2001, the stockholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 5,250,000. Stock awards issued under the 1997 Equity Plan generally vest over a four or five-year term from the date of grant. Under the 1997 Equity Plan, the Company granted employees 857,250, 1,459,000, and 570,250 options to purchase common stock at an exercise price equal to the market price of common stock on the date of grant in the years ended December 26, 2003, December 27, 2002, and December 28, 2001, respectively. As of December 26, 2003, December 27, 2002, and December 28, 2001, 2,191,688, 1,726,700, and 1,449,962 options were exercisable, respectively. The Company had no stock appreciation rights issued or outstanding for the years ended December 26, 2003 and December 27, 2002.

        The 1997 Directors' Plan provides for non-discretionary stock option grants to directors of the Company who are not employed by the Company or an affiliate. Each person who, on the date of adoption of the 1997 Directors' Plan, was then a non-employee director of the Company automatically received an option to purchase 20,000 shares of common stock. Each person thereafter elected as a non-employee director receives an option to purchase 4,000 shares of common stock when first elected. On January 1 of each year, each person who is a non-employee director is automatically granted an additional option to purchase 4,000 shares of common stock. All options issued under the 1997 Directors' Plan have an exercise price equal to the market price of common stock on the date of grant and expire ten years after the date of grant. The initial 20,000 share grants vest over five years following the date of grant; all 4,000 share grants vest over the 12 months following the date of grant. Under the plan, in the years ended December 26, 2003, December 27, 2002, and December 28, 2001, respectively, the Company granted 32,000, 32,000, and 32,000 options to purchase common stock at an exercise price equal to the market price of the common stock on date of grant. These options vest over the twelve months following the date of grant. As of December 26, 2003, 222,928 of these options are exercisable.

        Under the Company's amended 1989 Stock Option Plan (a plan carried over from the Company's 1998 merger with ISCG), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant, vest over 5 years and generally expire ten years from the date of grant. The number of shares of common stock authorized for issuance under the plan is 1,270,500 shares. Under the plan, the Company granted employees no stock options in the fiscal years ended December 26, 2003, December 27, 2002, or December 28, 2001. As of December 26, 2003, December 27, 2002, and December 28, 2001, 155,577, 257,472 and 259,558 of the options were exercisable, respectively.

        On August 4, 1999, the Company's Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the "1999 Non-Officer Plan"). The Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to employees who are not officers of the Company. Stock options granted under the Plan are granted at fair market value of FCG common stock as of the date of grant, and generally vest over four or five years, and expire ten years following the date of grant. Under the Plan, the Company granted non-officer employees 25,500 and 902,200 options to purchase common stock at an exercise price equal to the market price of the common stock on the date of grant in the years ended December 28, 2001, and December 31, 2000 respectively. There were no such options granted in the years ended December 26, 2003 or December 27, 2002. As of December 26, 2003, December 27, 2002, and December 28, 2001, a total of 401,139, 376,028, and 285,737 of the options under the 1999 Non-Officer Plan were exercisable, respectively.

        In May 2000, the Board of FCG Doghouse ("FCGDH"), then a 94% owned subsidiary of FCG, adopted the FCG Doghouse Equity Incentive Plan (the "DH Plan") and authorized the issuance of up to 7,500,000 shares. Stock awards issued under the DH Plan vest over four years from the date of grant. Under the DH Plan, the Company granted employees 4,707,018 options to purchase common stock at an exercise price equal to the appraised value ($0.78 per share) of FCGDH common stock on the date of grant in the year ended December 31, 2000. On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to the Company. In connection with this transaction, the Company assumed the DH Plan and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of the Company's common stock for each 1,000 shares available for issuance under the DH Plan. The exchange rate was based on a three-day trading average of the Company's common stock following its public announcement of its first fiscal quarter financial results and a per share value for Doghouse as negotiated between the Company and the former minority stockholder of Doghouse. The total number of shares of the Company's common stock available for issuance under the DH Plan is 585,000. As of December 26, 2003, December 27, 2002, and December 28, 2001, a total of 68,916, 148,451, and 103,450 of the options under the DH Plan were exercisable, respectively.

        In February 2003, the Company assumed the Paragon Solutions, Inc. Incentive Stock Plan (the "Paragon Plan") and all options then outstanding under the Paragon Plan. Each option the Company assumed is exercisable into the Company's common stock upon the same terms and conditions as under the Paragon Plan, except that (i) the number of shares of the Company's common stock subject to each Paragon Plan option was determined by multiplying the number of shares of Paragon common stock subject to the Paragon option immediately prior to the effective time of the acquisition by 0.5014 and (ii) the per share exercise price of the assumed option was determined by dividing the per share exercise price in effect immediately prior to the effective time of the Paragon acquisition under the Paragon Plan option by 0.5014. As a result of the assumption of the Paragon Plan, a total of 49,540 shares of the Company's common stock were reserved for issuance under the Paragon Plan. Option awards under the Paragon Plan generally vest over a four year period, subject to certain acceleration provisions that applied upon the closing of the Company's acquisition of Paragon. No further option grants were made, or are expected to be made, under the Paragon Plan after the closing of the acquisition. As of December 26, 2003, a total of 30,876 of the options were exercisable under the Paragon Plan.

        A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price
Outstanding at December 31, 2000	5,014,527	$9.32
Granted	970,110	8.35
Exercised	(231,281)	6.80
Canceled	(929,506)	11.02
Outstanding at December 28, 2001	4,823,850	$8.96
Granted	1,506,000	8.58
Exercised	(186,336)	5.54
Canceled	(747,042)	10.04
Outstanding at December 27, 2002	5,396,472	$8.82
Granted	937,862	5.74
Exercised	(66,554)	3.52
Canceled	(1,497,116)	9.04
Outstanding at December 26, 2003	4,770,664	$8.17

        At December 26, 2003, December 27, 2002, and December 28, 2001, 3,071,138, 2,720,326, and 2,164,251 options were exercisable, respectively, at weighted average exercise prices of $8.73, $9.04, and $9.13, respectively. The following table summarizes information about stock options outstanding at December 26, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.72 to $ 5.56	739,865	6.53	$4.77	443,219	$4.59
$ 5.59 to $ 6.19	938,232	7.54	$5.95	539,713	$5.97
$ 6.25 to $ 7.25	976,497	8.20	$6.70	425,248	$6.59
$ 7.26 to $ 9.00	824,504	6.86	$8.36	574,871	$8.33
$ 9.06 to $11.00	603,632	6.06	$10.04	502,468	$10.08
$11.13 to $27.75	687,934	5.79	$15.04	585,619	$15.19

$ 0.72 to $27.75	4,770,664	6.96	$8.17	3,071,138	$8.73

NOTE I—BUSINESS COMBINATIONS

Codigent Solutions Group, Inc.

        On May 31, 2002, the Company acquired a controlling interest of 52.35% in Codigent Solutions Group, Inc., renamed FCG Infrastructure Services, Inc. (FCGIS), a provider of value added information technology solutions to hospitals and other healthcare delivery organizations, for

$2.6 million. The acquisition was accounted for using the purchase method of accounting and the allocation of the price is as follows (in thousands):

Consideration paid		$2,617
Book value of equity	$1,010
Interest purchased	52.35%

Equity purchased		529

Excess over book value		$2,088

        The $2.1 million of excess over book value has been allocated between goodwill and intangible assets of $1.6 million and $0.5 million, respectively.

Paragon Solutions, Inc.

        On February 12, 2003, the Company acquired 100% of the equity of Paragon Solutions, Inc. (Paragon), a U.S. based provider of onshore and offshore software development services which became part of the life sciences segment. The Company initially issued 600,500 unregistered shares of common stock and paid cash consideration of approximately $0.2 million to Paragon shareholders who elected cash payment. Since the acquisition, the Company has recovered 39,285 shares of its unregistered common stock from an escrow account to compensate it for certain undisclosed liabilities and expenses of Paragon. The Company also agreed to reserve an additional 49,540 shares of its common stock for issuance upon the exercise of options that were initially issued under Paragon's stock incentive plans. Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of approximately $1.0 million, related to contracts and agreements not to compete, and approximately $8.3 million of goodwill have been recorded. In connection with the acquisition, the Company immediately repaid $7.7 million of debt assumed from Paragon. Additionally, the Company acquired approximately $0.4 million of cash as part of the acquisition.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 12, 2003 in connection with the Paragon acquisition (in thousands):

Accounts receivable	$996
Other assets	1,212
Property and equipment, net	1,096
Goodwill	8,260
Intangible assets	990
Accrued liabilities	(1,531)
Assumed debt including interest	(7,695)

Net assets acquired	3,328
Value of stock and options issued	3,042

Cash consideration	$286

Phyve Corporation

        On February 20, 2003, the Company acquired the information security and connectivity software solution assets of Phyve Corporation for $1.4 million in cash. The following table summarizes the estimated fair values of assets acquired in connection with this acquisition (in thousands):

Intangible software	$736
Property and equipment, net	229
Goodwill	387

Cash consideration	$1,352

Coactive Systems Corporation

        On May 30, 2003, the Company acquired 100% of the equity of Coactive Systems Corporation (Coactive) as an entry into the Business Process Outsourcing market. Coactive provides call center services and builds software customized for hospitals, health plans, and other healthcare organizations. The Company paid $0.6 million in cash to the shareholders of Coactive in the merger. In connection with the acquisition, the Company immediately repaid $1.5 million of debt assumed from Coactive.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of May 30, 2003 in connection with the Coactive acquisition (in thousands):

Accounts receivable, net	$201
Intangible software	441
Other assets	218
Property and equipment, net	106
Goodwill	1,442
Accrued liabilities	(255)
Assumed debt including interest	(1,523)

Cash consideration	$630

        The accounts of FCG Infrastructure Services, Inc., Paragon Solutions, Inc., Phyve Corporation, and Coactive Systems Corporation have been included in the accompanying financial statements for the period from their respective purchase dates through December 26, 2003. Pro forma information as if these acquisitions had occurred on January 1, 2001 has not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

Minority Interest Buy-out

        On September 17, 2003, the Company acquired the 4.9% outstanding minority interest in FCG Management Services (FCGMS) held by the University of Pennsylvania Health Systems (UPHS) for $1.86 million in cash. Since the minority interest had been subject to a put and call arrangement, the Company had been accounting for it as a sales incentive and amortizing it over the life of the UPHS outsourcing contract term as a reduction of revenues in accordance with EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer". Since the put and call arrangement was extinguished early by the agreement of the parties, the unamortized amount of $0.6 million was recorded as a reduction of revenue in the third quarter of 2003.

        On September 26, 2003, the Company acquired the 15.0% outstanding minority interest in FCGMS held by New York Presbyterian Hospital (NYPH). The transaction was accounted for as a purchase of minority interest in accordance with SFAS No. 141 "Business Combinations" in the third quarter of 2003. In consideration for NYPH's 15.0% interest in FCGMS, the Company issued 1,000,000 unregistered shares of its common stock. Of the approximately $5.1 million purchase price, approximately $0.5 million was applied to the existing minority interest liability on the Company's balance sheet. Based upon a purchase price allocation performed by an independent outside appraisal firm, intangible assets of approximately $2.3 million related to contracts, and goodwill of approximately $2.3 million were recorded.

        As a result of the two transactions noted above, the Company and its subsidiaries now own 100% of FCGMS.

NOTE J—SHARE PURCHASE RIGHTS PLAN

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

NOTE K—ASSOCIATE 401(K) AND STOCK PURCHASE PLANS

        Under FCG's 401(k) plan ("401(k) Plan"), participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($12,000 in 2003, $11,000 in 2002, and $10,500 in 2001) and have the amount of such reduction contributed to the 401(k) Plan. In addition, the Company may make contributions to the 401(k) Plan on behalf of participants. Company contributions may be matching contributions allocated based on each participant's compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant's compensation, or allocated to some or all participants on a per capita basis.

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

        The Company allows its employees to individually determine whether they want to receive Company contributions in FCG stock or in cash. For those employees who choose to receive stock, the Company makes its matching contributions in cash, and the 401(k) Plan uses the cash to purchase FCG stock on the open market. Compensation expense for the 401(k) match was approximately $5.5 million, $5.4 million, and $5.7 million for the years ended December 26, 2003, December 27, 2002, and December 28, 2001, respectively.

        Under the Company's Associate Stock Purchase Plan (the "ASPP"), employees can elect to have between 1% and 10% of their earnings withheld and later used to purchase these shares. The purchase price under the ASPP is generally a 15% discount from the lesser of the market price on the beginning or purchase date of the offering periods under the ASPP. In 2001, the Company's stockholders approved an increase to the number of authorized shares issuable under the ASPP to 1,000,000 and, in 2002, the stockholders approved an increase in the number of authorized shares issuable under the ASPP to 2,250,000. The Company has issued 152,921, 255,483, and 277,109 shares to employees under the ASPP in fiscal years 2001, 2002, and 2003, respectively. As of December 26, 2003, there were 1,224,666 authorized but unissued shares in the ASPP.

NOTE L—NOTES PAYABLE

        The Company has a revolving line of credit, under which it is allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2004. There was no outstanding balance under the line of credit at December 26, 2003 or December 27, 2002. Due to the Company's net loss at December 26, 2003, it was out of compliance with certain bank covenants contained in the line of credit agreement. However, the Company received a waiver for such non-compliance subsequent to year end.

NOTE M—SEGMENT INFORMATION

        In 2003, the Company had three reportable operating segments: healthcare (the delivery of consulting and systems integration services to health delivery, health plan, and government clients), life sciences (the delivery of consulting and systems integration services to pharmaceutical and other life sciences clients), and outsourcing (the delivery of outsourcing services to clients). The Company's segments were managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services. The amount of revenues attributed to each segment is accounted for by splitting the revenues on each client engagement based upon the hourly rates charged to the client for the services of each segment. Costs are not transferred across segments.

        The Company evaluated its segments' performance based on revenues and operating income. Selling and general and administrative expense (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), to some extent, were managed at the corporate level and allocated to each operating segment based on either net revenues and/or actual usage.

        The following segment information is for the years ended December 26, 2003, December 27, 2002, and December 28, 2001. Fiscal year 2003 and 2002 expenses are broken out by segment through the income from operations line. It was impractical to restate the 2001 year on a similar basis. Fiscal year 2001 data is comparable to 2002 and 2003 at the gross profit level.

(in thousands):

2003	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$113,163	$57,033	$101,919	$—	$272,115
Reimbursements	13,991	1,423	210	—	15,624

Total revenues	127,154	58,456	102,129	—	287,739
Cost of services before reimbursable expenses	65,783	35,344	85,760	—	186,887
Reimbursable expenses	13,991	1,423	210	—	15,624

Total cost of services	79,774	36,767	85,970	—	202,511
Gross profit	47,380	21,689	16,159	—	85,228
Selling expenses	15,496	9,377	1,952	835	27,660
General & administrative expenses	24,107	21,435	12,708	1,939	60,189
Restructuring, severance, and impairment charges	1,233	8,190	—	2,258	11,681

Income (loss) from operations	$6,544	$(17,313)	$1,499	$(5,032)	$(14,302)

2002	Healthcare	Life Sciences	Outsourcing	Other	Totals
Revenues before reimbursements	$111,876	$68,411	$87,726	$—	$268,013
Reimbursements	12,762	1,792	166	—	14,720

Total revenues	124,638	70,203	87,892	—	282,733
Cost of services before reimbursable expenses	63,417	37,785	70,463	—	171,665
Reimbursable expenses	12,762	1,792	166	—	14,720

Total cost of services	76,179	39,577	70,629	—	186,385
Gross profit	48,459	30,626	17,263	—	96,348
Selling expenses	14,258	9,121	3,603	1,005	27,987
General & administrative expenses	25,710	19,564	9,965	2,231	57,470
Restructuring, severance, and impairment charges	1,837	5,866	—	115	7,818

Income (loss) from operations	$6,654	$(3,925)	$3,695	$(3,351)	$3,073

2001	Healthcare	Life Sciences	Outsourcing	Totals
Revenues before reimbursements	$131,918	$74,456	$60,516	$266,890
Reimbursements	15,209	1,965	47	17,221

Total revenues	147,127	76,421	60,563	284,111
Cost of services before reimbursable expenses	72,232	46,307	48,092	166,631
Reimbursable expenses	15,209	1,965	47	17,221

Total cost of services	87,441	48,272	48,139	183,852
Gross profit	59,686	28,149	12,424	100,259
Selling expenses				30,608
General & administrative expenses				67,505
Restructuring, severance, and impairment charges				13,511

Loss from operations				$(11,365)

        The Company offers its services primarily in the United States and through subsidiaries in Europe and Asia. The following table reflects revenues and long-lived asset information by geographic segment (in thousands):

	Years Ended
Geographic Segments	December 26, 2003	December 27, 2002	December 28, 2001
Total revenues:
United States	$273,254	$272,957	$277,423
International	14,485	9,776	6,688

	$287,739	$282,733	$284,111

Long-lived assets:
United States	$26,592	$10,923	$13,678
International	1,205	883	543

	$27,797	$11,806	$14,221

        For the years ended December 26, 2003, December 27, 2002, and December 28, 2001, the Company did not generate revenues from any single foreign country that were significant to the Company's consolidated net revenues.

        The Company earned greater than 10% of revenues from one outsourcing client for the years ended December 26, 2003, December 27, 2002, and December 28, 2001. Revenues from this client comprised 12%, or $33.0 million of total revenues in 2003, 12%, or $32.8 million of total revenues in 2001, and 11%, or $31.6 million of total revenues in 2001.

NOTE N—UNAUDITED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2003
Revenues before reimbursements	$70,130	$71,310	$65,849	$64,826
Reimbursements	3,613	4,052	4,060	3,899

Total revenues	73,743	75,362	69,909	68,725
Cost of services before reimbursable expenses	47,587	48,703	46,709	43,888
Reimbursable expenses	3,613	4,052	4,060	3,899

Total cost of services	51,200	52,755	50,769	47,787

Gross profit	22,543	22,607	19,140	20,938
Selling expenses	7,269	7,699	6,702	5,990
General and administrative expenses	14,577	16,598	15,326	13,688
Restructuring, severance, and impairment charges	—	3,914	4,179	3,588

Income (loss) from operations	697	(5,604)	(7,067)	(2,328)
Other income (expense):
Interest income, net	276	252	232	201
Other income (expense), net	201	(205)	(160)	(246)

Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	1,174	(5,557)	(6,995)	(2,373)
Income tax (benefit) expense	493	(2,027)	(2,448)	4,587

Income (loss) before cumulative effect of change in accounting principle, net of tax	681	(3,530)	(4,547)	(6,960)
Cumulative effect of change in accounting principle, net of tax	(2,597)	—	—	—

Net loss	$(1,916)	$(3,530)	$(4,547)	$(6,960)

Basic net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$0.03	$(0.14)	$(0.18)	$(0.27)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—

Net loss per share	$(0.08)	$(0.14)	$(0.18)	$(0.27)

Diluted net income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$0.03	$(0.14)	$(0.18)	$(0.27)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—

Net loss per share	$(0.08)	$(0.14)	$(0.18)	$(0.27)

        In the fourth quarter of 2003, the Company reported a $3.6 million charge for restructuring, severance, and impairment charges. Additionally, the Company recorded a $5.5 million deferred tax asset valuation allowance.

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

NOTE O—SUBSEQUENT EVENTS

        On February 27, 2004, the Company purchased 1,962,400 shares of common stock and 32,000 in-the-money options from David S. Lipson, a member of the Company's board of directors, for a total purchase price of $15.1 million. In connection with the transaction, Mr. Lipson resigned from the Company's board of directors and repaid indebtedness to the Company of $328,311. The Company's net cash payment to Mr. Lipson in the transaction was $14.8 million.

        On January 30, 2004, the Company purchased the remaining 47.65% minority interest in FCGIS from five remaining individual shareholders for approximately $2.4 million in cash. Additionally, the Company deposited 591,328 shares of FCG Common Stock to an escrow account, with one-fourth of such shares to be released to those same shareholders in four separate increments upon successful fulfillment by FCGIS of certain revenue and profitability targets for the six month periods ended June 26, 2004, December 31, 2004, July 1, 2005, and December 30, 2005. If such targets are not fulfilled for any six month period, the shares in escrow for that period will revert to FCG.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
First Consulting Group, Inc.

        We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and subsidiaries as of December 26, 2003 and December 27, 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years ended December 26, 2003, December 27, 2002, and December 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 26, 2003 and December 27, 2002, and the consolidated results of its operations and its consolidated cash flows for each of the three years ended December 26, 2003, December 27, 2002, and December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. We have also audited Schedule II of First Consulting Group, Inc. and subsidiaries for each of the three years ended December 26, 2003, December 27, 2002, and December 28, 2001. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note A to the financial statements, the Company changed its method of accounting for outsourcing arrangements and its method of accounting for exit or disposal activities in 2003.

/s/ GRANT THORNTON LLP

Los Angeles, California
February 18, 2004 (except for Note O,
    as to which the date is February 27, 2004)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended	Description	Balance at Beginning of Period	Provision Charged (Credited) to Income	Adjustments Accounts Written Off	Balance at End of Period
December 26, 2003	Accounts receivable allowance	$1,899	$16	$59	$1,974
December 27, 2002	Accounts receivable allowance	$2,740	$(256)	$(585)	$1,899
December 28, 2001	Accounts receivable allowance	$3,331	$2,516	$(3,107)	$2,740

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

By:	/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum, Chief Executive Officer

Date: March 17, 2004

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

Signature	Title	Date
/s/ LUTHER J. NUSSBAUM Luther J. Nussbaum	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2004
/s/ WALTER J. MCBRIDE Walter J. McBride	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 17, 2004
/s/ PHILIP H. OCKELMANN Philip H. Ockelmann	Vice President and Controller (Principal Accounting Officer)	March 17, 2004
/s/ MICHAEL P. DOWNEY Michael P. Downey	Director	March 17, 2004
/s/ STEVEN HECK Steven Heck	Director	March 17, 2004
/s/ STEVEN LAZARUS Steven Lazarus	Director	March 17, 2004
/s/ STANLEY R. NELSON Stanley R. Nelson	Director	March 17, 2004

/s/ F. RICHARD NICHOL F. Richard Nichol	Director	March 17, 2004
/s/ STEPHEN E. OLSON Stephen E. Olson	Director	March 17, 2004
/s/ FATIMA J. REEP Fatima J. Reep	Director	March 17, 2004
/s/ JACK O. VANCE Jack O. Vance	Director	March 17, 2004

INDEX TO EXHIBITS

EXHIBIT NUMBER		EXHIBIT
2.1.1		Agreement and Plan of Merger and Reorganization dated as of September 9, 1998, by and among FCG, Foxtrot Acquisition Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of FCG, and Integrated Systems Consulting Group, Inc., a Pennsylvania corporation ("ISCG") (incorporated by reference to Exhibit 99.1 of FCG's Current Report on Form 8-K filed on September 22, 1998.
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
3.3		Bylaws of FCG (incorporated by reference to Exhibit 3.3 to FCG's Form S-1).
4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to FCG's Form S-1).
10.1	*	1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to FCG's Form S-1).
10.1.1	*	Form of Incentive Stock Option between FCG and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.1 to FCG's Form S-1).
10.1.2	*	Form of Non-Statutory Stock Option between FCG and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.2 to FCG's Form S-1).
10.1.3	*	Form of Non-Statutory Stock Option (United Kingdom) between FCG and its United Kingdom resident employees, directors, and consultants (incorporated by reference to Exhibit 10.1.3 to FCG's Form S-1).
10.2	*	1997 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 10.2 to FCG's Form S-1).
10.2.1	*	Form of Non-Statutory Stock Option (Initial Option-Continuing Non-Employee Directors) between FCG its continuing non-employee directors (incorporated by reference to Exhibit 10.2.1 to FCG's Form S-1).
10.2.2	*	Form of Non-Statutory Stock Option (Initial Option-New Non-Employee Directors) between FCG and its non-employee directors (incorporated by reference to Exhibit 10.2.2 to FCG's Form S-1).
10.2.3	*	Form of Non-Statutory Stock Option (Annual Option) between FCG and its non-employee directors (incorporated by reference to Exhibit 10.2.3 to FCG's Form S-1).
10.3	*	1994 Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to FCG's Form S-1).
10.3.1	*	Form of Amended and Restated Restricted Stock Agreement between FCG and its executive officers (incorporated by reference to Exhibit 10.3.1 to FCG's Form S-1).
10.3.2	*	Form of Loan and Pledge Agreement between FCG and its vice presidents (incorporated by reference to Exhibit 10.3.2 to FCG's Form S-1).
10.3.3	*	Form of Secured Promissory Note (Non-Recourse) between FCG and its vice presidents (incorporated by reference to Exhibit 10.3.3 to FCG's Form S-1).

10.4	*	1999 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to FCG's Form S-8 Registration Statement originally filed on March 29, 2000 (the "Form S-8")).
10.4.1	*	Form of Non-Qualified Stock Option Agreement between FCG and its non-officer employees (incorporated by reference to Exhibit 99.7 to FCG's Form S-8).
10.5	*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to FCG's Form S-1).
10.6	*	Form of Indemnity Agreement between FCG and its directors and executive officers (incorporated by reference to Exhibit 10.8 to FCG's Form S-1).
10.7
Lease, dated as of October 3, 1996, between FCG and Landmark Square Associates, L.P. for FCG's principal executive offices in Long Beach, CA (incorporated by reference to Exhibit 10.9 to FCG's Form S-1).
10.7.1		Amendment to Office Lease, between FCG and Trizec Realty, Inc. dated September 16. 2003.
10.8		Credit Agreement between FCG and Wells Fargo Bank, National Association dated May 1, 2003.
10.9	*	FCG 2000 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to FCG's Annual Report on Form 10-K filed March 29, 2000).
10.9.1	*	FCG 2000 Associate Stock Purchase Plan Offering adopted October 26, 1999, as amended (incorporated by reference to Exhibit 10.11.1 to FCG's Annual Report on Form 10-K filed March 28, 2002).
10.10
Master Information Technology Services Agreement dated November 1, 1999, between FCG Management Services, LLC ("FCGMS") and New York and Presbyterian Hospital ("NYPH") (incorporated by reference to Exhibit 99.1 to FCG's Current Report on Form 8-K filed on November 8, 1999).
10.11
Rights Agreement dated as of November 22, 1999 among First Consulting Group, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.3 to FCG's December 9, 1999 Form 8-K).
10.11.1		Form of Rights Certificate (incorporated by reference to Exhibit 99.4 to FCG's December 9, 1999 Form 8-K).
10.12
Master Information Services Agreement dated January 23, 2001, between FCG Management Services, LLC and the Trustees of the University Of Pennsylvania, a non-profit corporation incorporated under the laws of Pennsylvania, owner and operator of the University of Pennsylvania Health System and its Affiliates (incorporated by reference to Exhibit 99.1 to FCG's Current Report on Form 8-K, filed on March 7, 2001).
10.13		Doghouse Enterprises, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of FCG's Annual Report on Form 10-K filed March 28, 2002).
10.13.1
Doghouse Enterprises, Inc. 2000 Equity Incentive Plan form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) (incorporated by reference to Exhibit 10.18.1 of FCG's Annual Report on Form 10-K filed March 28, 2002).
10.14		First Consulting Group, Inc. Associate 401(k) and Stock Ownership Plan (incorporated by reference to Exhibit 10.1 of FCG's Quarterly Report on Form 10-Q filed August 12, 2002).
10.15		Letter Agreement with David S. Lipson regarding extension of registration rights (incorporated by reference to Exhibit 10.2 of FCG's Quarterly Report on Form 10-Q filed August 12, 2002).

10.16
Consulting Agreement dated September 1, 2002 between FCG CSI, Inc. dba First Consulting Group and Nichol Clinical Technologies Corp (incorporated by reference to Exhibit 10.1 of FCG's Quarterly Report on Form 10-Q filed November 11, 2002).
10.17
Lease agreement between WHTR Real Estate Limited Partnership, as landlord, and Integrated Systems Consulting Group, Inc. (acquired by Registrant), as tenant dated May 1998, as amended (incorporated by reference to Exhibit 10.22 of FCG's Annual Report on Form 10-K filed March 26, 2003).
10.18		Letter Agreement dated December 20, 2002 between the Company and First Ticket Travel, Inc. (incorporated by reference to Exhibit 10.23 of FCG's Annual Report on Form 10-K filed March 26, 2003).
10.19	*	Integrated Systems Consulting Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.24 of FCG's Annual Report on Form 10-K filed March 26, 2003).
10.20.1	*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.24.1 of FCG's Annual Report on Form 10-K filed March 26, 2003).
10.20.2	*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.24.2 of FCG's Annual Report on Form 10-K filed March 26, 2003).
10.21		Lease Agreement by and between Nashville Urban Partners 2000 II, LLC and Codigent Solutions Group, Inc. dated April 10, 2002.
10.22	*	Paragon Solutions, Inc. Incentive Stock Plan.
10.22.1	*	Paragon Solutions, Inc. Incentive Stock Plan—Incentive Stock Option Agreement.
10.22.2	*	Paragon Solutions, Inc. Incentive Stock Plan—Non-Qualified Stock Option Agreement.
10.23	*	Paragon Solutions, Inc. Non-Employee Director Stock Option Plan.
10.23.1	*	Paragon Solutions, Inc. Non-Employee Director Stock Option Plan—Stock Option Agreement.
10.24	*	Severance Agreement dated September 10, 2003 by and between FCG and Michael Puntoriero.
10.25	*	Severance Agreement dated September 10, 2003 by and between FCG and Roy Ziegler.
11.1
Statement of Computation of Earnings (Loss) per Share for FCG (contained in "Notes to Consolidated Financial Statements—Note A—Description of Business and Summary of Significant Accounting Policies—Basic and Diluted Net Income (Loss) Per Share" of this Report).
14.1		First Consulting Group, Inc. Code of Business Conduct and Ethics dated August 1, 2003.
21.1		Subsidiaries of FCG.
23.1		Consent of Grant Thornton LLP.
24.1		Power of Attorney (contained on the signature page of this Report).
31.1		Rule 13a-14(a)/Rule 15d-14(a) Certifications.
32.1		Section 1350 Certifications.

*
Management contract, compensation plan

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unaudited Quarterly Statements of Operations (in thousands, except per share data)
Unaudited Quarterly Statements of Operations (in thousands, except per share data)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY— For the Three Years Ended December 26, 2003, December 27, 2002, and December 28, 2001 (in thousands)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)
FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
SIGNATURES
INDEX TO EXHIBITS