Form 10-Q
period 2004-03-26
FIRST CONSULTING GROUP INC
filed 2004-05-05
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004,

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,686,256
(Class)	(Outstanding at April 23, 2004)

First Consulting Group, Inc.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited)

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 26, 2004	December 26, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,740	$26,826
Short-term investments	24,950	33,803
Accounts receivable, less allowance of $1,514 and $1,974 as of March 26, 2004 and December 26, 2003, respectively	24,445	27,564
Unbilled receivables	13,088	9,947
Deferred income taxes, net	6,279	6,279
Prepaid expenses and other	2,419	1,713
Total current assets	86,921	106,132
Notes receivable – stockholders	436	432
Long-term investments	3,303	3,216
Property and equipment:
Furniture, equipment, and leasehold improvements	4,518	4,053
Information systems equipment and software	23,396	23,663
	27,914	27,716
Less accumulated depreciation and amortization	18,492	19,177
	9,422	8,539

Other assets:
Executive benefit trust	8,145	8,144
Long-term account receivable	5,155	5,768
Deferred income taxes, net	3,821	4,329
Goodwill, net	16,902	15,458
Intangibles, net	3,702	3,800
Other	2,334	1,583
	40,059	39,082
Total assets	$140,141	$157,401

The accompanying notes are an integral part of these financial statements.

	March 26, 2004	December 26, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,557	$1,806
Accrued liabilities	11,404	11,544
Accrued payroll and related taxes	5,057	5,778
Accrued restructuring	2,640	4,613
Accrued vacation	7,277	7,033
Accrued incentive compensation	2,074	1,958
Customer advances	8,307	9,775
Total current liabilities	39,316	42,507
Non-current liabilities:
Accrued restructuring	4,356	4,686
Supplemental executive retirement plan	7,969	7,741
Minority interest	—	657
Total non-current liabilities	12,325	13,084
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shared issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,682,160 shares issued and outstanding at March 26, 2004 and 25,902,574 shares issued and outstanding at December 26, 2003	25	26
Additional paid-in capital	88,896	101,706
Retained earnings	267	900
Deferred compensation-stock incentive agreements	(297)	(323)
Notes receivable-stockholders	(472)	(488)
Accumulated other comprehensive income (loss)	81	(11)
Total stockholders’ equity	88,500	101,810
Total liabilities and stockholders’ equity	$140,141	$157,401

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	(unaudited)
	March 26, 2004	March 28, 2003

Revenues before reimbursements	$66,104	$70,130
Reimbursements	3,980	3,613
Total revenues	70,084	73,743

Cost of services before reimbursable expenses	45,071	47,243
Reimbursable expenses	3,980	3,613
Total cost of services	49,051	50,856

Gross profit	21,033	22,887

Selling expenses	7,327	8,105
General and administrative expenses	12,200	14,085
Income from operations	1,506	697
Other income (expense):
Interest income, net	202	276
Other income (expense), net	(21)	201
Expense for premium on repurchase of stock	(1,561)	—
Income before income taxes and cumulative effect of change in accounting principle, net of tax	126	1,174
Income tax provision	759	493
Income (loss) before cumulative effect of change in accounting principle, net of tax	(633)	681
Cumulative effect of change in accounting principle, net of tax	—	(2,597)
Net loss	$(633)	$(1,916)

Basic and diluted net loss per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$(0.02)	$0.03
Cumulative effect of change in accounting principle, net of tax	—	(0.11)
Net loss per share	$(0.02)	$(0.08)
Diluted:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$(0.02)	$0.03
Cumulative effect of change in accounting principle, net of tax	—	(0.11)
Net loss per share	$(0.02)	$(0.08)
Weighted average shares used in computing:
Basic net loss per share	25,422	24,495
Diluted net loss per share	25,422	24,648

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	(unaudited)
	March 26, 2004	March 28, 2003
Cash flows from operating activities:
Net income (loss):	$(633)	$(1,916)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	2,597
Depreciation and amortization	1,109	1,221
Premium on capital stock repurchase	1,561	—
Intangible amortization	398	55
Provision for bad debts, net of adjustments	116	(170)
Loss on sale of assets	—	26
Minority interest in net income (loss) of subsidiaries	(14)	(199)
Compensation from stock issuances	26	33
Interest income on notes receivable – stockholders	(14)	(34)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	3,003	10,686
Unbilled receivables	(3,141)	(7,306)
Prepaid expenses and other	(1,034)	(1,022)
Long term account receivable	613	404
Other assets	(751)	269
Accounts payable	751	1,448
Accrued liabilities	(861)	(3,109)
Accrued restructuring	(2,303)	(1,294)
Accrued vacation	244	590
Accrued incentive compensation	116	(361)
Customer advances	(1,468)	(866)
Deferred income taxes	508	—
Supplemental executive retirement plan	227	(172)
Other	88	305
Net cash (used in) provided by operating activities	(1,459)	1,185
Cash flows from investing activities:
Proceeds from sale/maturity of investments	8,766	3,923
Purchase of property and equipment	(1,992)	(1,471)
Acquisition of businesses, net of cash acquired	(2,383)	(8,952)
Net cash provided by (used in) investing activities	4,391	(6,500)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	729	668
Proceeds from notes receivable and tax loan payments	26	418
Capital stock repurchase	(14,773)	—
Net cash (used in) provided by financing activities	(14,018)	1,086
Net change in cash and cash equivalents	(11,086)	(4,229)
Cash and cash equivalents at beginning of period	26,826	27,550
Cash and cash equivalents at end of period	$15,740	$23,321

Cash paid during the period for:
Interest	$4	$9
Income taxes	$310	$155

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1                    Accounting Policies

Basis of Presentation

The consolidated balance sheets of First Consulting Group, Inc. (the “Company” or “FCG”) at March 26, 2004 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended March 26, 2004 and March 28, 2003 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at March 26, 2004 and the results of operations and cash flows for the three-month periods ended March 26, 2004 and March 28, 2003.  The results of operations and cash flows for the three months ended March 26, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 26, 2003 included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

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

The following table presents pro forma net loss had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

		Three Months Ended
		March 26, 2004	March 28, 2003
Net loss, as reported		$(633)	$(1,916)
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax		(453)	(643)
Pro forma net loss		$(1,086)	$(2,559)

Basic loss per share	As reported	$(0.02)	$(0.08)
	Pro forma	$(0.04)	$(0.10)

Diluted loss per share	As reported	$(0.02)	$(0.08)
	Pro forma	$(0.04)	$(0.10)

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

The following represents a reconciliation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	March 26, 2004	March 28, 2003

Income (loss) before cumulative effect, net of tax	$(633)	$681
Cumulative effect of change in accounting principle, net of tax	—	(2,597)
Net loss	$(633)	$(1,916)

Basic weighted average number of shares outstanding	25,422	24,495
Effect of dilutive options and warrants	—	153
Diluted weighted average number of shares outstanding	25,422	24,648

	Three Months Ended
	March 26, 2004	March 28, 2003
Basic per share:
Income (loss) before cumulative effect, net of tax	$(0.02)	$0.03
Cumulative effect of change in accounting principle, net of tax	—	(0.11)
Net loss per share	$(0.02)	$(0.08)

Diluted per share:
Income (loss) before cumulative effect, net of tax	$(0.02)	$0.03
Cumulative effect of change in accounting principle, net of tax	—	(0.11)
Net loss per share	$(0.02)	$(0.08)

For the three months ended March 26, 2004 and March 28, 2003, there were 5,242,036 and 4,260,733 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted earnings per share.  Additionally, at March 26, 2004, there were 591,328 contingent shares related to the acquisition of the remaining minority interest in FCG Infrastructure Services, Inc. excluded from the calculation of diluted earnings per share because they were anti-dilutive to the loss incurred.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes including the amount of tax asset valuation allowance required, restructuring costs, litigation and disputes, and the allowance for doubtful accounts.

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

Note 2                    Investments

For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less.  At March 26, 2004, the Company has approximately $25.0 million in short-term investments and $2.1 million of long-term investments classified as available for sale.  Such investments are currently held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were not material at March 26, 2004.  Additionally, the Company has $1.2 million of non-marketable equity investments, valued at the lower of cost or estimated fair value, which are included in long-term investments.

Note 3                    Long-Term Account Receivable

At March 26, 2004, the Company carried a long-term account receivable of approximately $5.2 million from a single client.  The receivable relates to a major outsourcing contract and will be collected over the next three years.

Note 4                    Business Acquisitions

FCG Infrastructure Services (FCGIS)

On January 30, 2004, the Company purchased the remaining 47.65% minority interest in FCGIS (formerly Codigent Solutions Group, Inc.) from five remaining individual stockholders for approximately $2.4 million in cash.  Additionally, the Company deposited 591,328 shares of FCG Common Stock to an escrow account, with one-fourth of such shares to be released to those same stockholders in four separate increments upon successful fulfillment by FCGIS of certain revenue and profitability targets for the six month periods ended June 26, 2004, December 31, 2004, July 1, 2005, and December 30, 2005.  If such targets are not fulfilled for any six-month period, the shares in escrow for that period will revert to FCG.

The following table summarizes the estimated fair values of assets acquired as of January 30, 2004 in connection with the FCGIS purchase (in thousands):

Goodwill	$1,440
Intangible assets	300
Net assets acquired	1,740
Minority interest on balance sheet	643
Cash consideration	$2,383

Note 5                    Goodwill and Intangible Assets

Effective December 29, 2001, the Company adopted SFAS 141 and SFAS 142.  SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead are to be reviewed at least annually for impairment.  Prior to the adoption of SFAS 141, goodwill was amortized over the estimated useful life.

Goodwill is evaluated for impairment annually in the fourth quarter of the year, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by using a market approach valuation model based on multiples of revenue. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.  In addition, the Company evaluates intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives is required based on current events and circumstances.

The changes in the net carrying amounts of goodwill for the three months ended March 26, 2004 are as follows (in thousands):

	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Other Businesses	Total
Balance as of December 26, 2003	$1,477	$2,278	$2,001	$9,702	$15,458
Acquired	—	—	1,440	—	1,440
Currency translation adjustment	4	—	—	—	4
Balance as of March 26, 2004	$1,481	$2,278	$3,441	$9,702	$16,902

As of March 26, 2004, the Company had the following acquired intangible assets recorded (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Software and software development	$1,177	$(550)	$627	2
Customer related	3,694	(756)	2,938	3 - 4
Non-compete agreements	400	(263)	137	2 - 3
Total	$5,271	$(1,569)	$3,702

The following table summarizes the estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2004	$1,324
2005	1,150
2006	773
2007	455
Total	$3,702

Note 6                    Restructuring, Severance, and Impairment Costs

In fiscal year 2002, the Company incurred a restructuring charge of $7.8 million consisting of $4.0 million in severance for the reduction of staff and $3.8 million in facility costs due to facility downsizing.  This restructuring was accounted for in accordance with EITF 94-3 and SAB 100.

 Restructuring, severance, and impairment costs of $11.7 million were incurred in fiscal year 2003.  These costs included severance costs of $6.5 million for a reduction in staff of 153 people and facility downsizing of $5.2 million primarily related to the significant decline in the Company’s Life Science business due to the reduction in custom software development services purchased by pharmaceutical clients.  Restructuring charges in 2003 have been accounted for in accordance with SFAS 146.

At March 26, 2004, there was a remaining restructuring liability of $7.0 million, which primarily relates to vacated leases from these restructurings.

The restructuring liability as of March 26, 2004 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Total
Reserve balance at December 26, 2003	$1,665	$7,634	$9,299
Cash payments	(1,527)	(776)	(2,303)
Reserve balance at March 26, 2004	$138	$6,858	$6,996

Note 7                    Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months ended March 26, 2004 and March 28, 2003, is as follows (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Net loss	$(633)	$(1,916)
Foreign currency translation adjustment, net of tax	82	5
Unrealized gain (loss) on investments	10	(10)

Comprehensive loss	$(541)	$(1,921)

Note 8                    Cumulative Effect of Change in Accounting Principle

Effective December 28, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The new standard was required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption was permitted and the Company elected to adopt the new standard as of the beginning of the first quarter of 2003.  In addition, the Company elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle.  The adoption of EITF Issue 00-21 resulted in a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

Note 9                    Disclosure of Segment Information

Commencing with the first quarter of 2004 and due to a reorganization of the Company that took effect at the beginning of 2004, FCG has changed its previous segment reporting in accordance with SFAS 131.  The Company now has five reportable operating segments:  health delivery (the delivery of consulting and systems integration services to health delivery and government clients), health plan (the delivery of consulting and systems integration services to health plan clients), life sciences (the delivery of consulting and systems integration services to pharmaceutical and other life sciences clients), health delivery outsourcing (the delivery of outsourcing services to health delivery clients), and Meditech Service Center (the delivery of solutions involving the use of Meditech software to health delivery clients).  Additionally, the Company has several smaller businesses (Paragon Solutions, Inc., staffing services, call center services, and the Patient Safety Institute/FirstGateways™), which are not included in any of the above segments and are reported as “other business.”

The Company’s segments are managed on an integrated basis in order to serve clients by assembling multi-disciplinary teams, which provide comprehensive services.  The amount of revenues attributed to each segment is accounted for by splitting the revenues on each client engagement based upon the amounts charged to the client for the services of each segment.  Costs are not transferred across segments.

Additionally, the Company has created three shared service centers that provide services to multiple business segments.  These shared service centers include FCG India, Integration Services and Infrastructure Services.   The costs of these services are internally billed and reported in the individual business segments at a standard transfer cost.

Consistent with these changes, FCG has reclassified some staff among cost of services, selling expenses and general and administrative expenses.  The history shown in the tables below and in FCG’s consolidated statement of operations is now consistent with all of these changes.

The Company evaluates its segments’ performance based on revenues and operating income.  Certain selling and general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), are managed at the corporate level and allocated to each operating segment based on either net revenues and/or actual usage.

The following segment information is for the quarters ended March 26, 2004 and March 28, 2003 (in thousands):

For the three months ended March 26, 2004:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals
Revenues before reimbursements	$15,614	$8,867	$25,217	$5,451	$4,248	$6,691	$16	$66,104
Reimbursements	1,993	226	100	425	580	181	475	3,980
Total revenues	17,607	9,093	25,317	5,876	4,828	6,872	491	70,084
Cost of services before reimbursable expenses	8,628	5,054	21,001	3,764	2,438	4,859	(673)	45,071
Reimbursable expenses	1,993	226	100	425	580	181	475	3,980
Total cost of services	10,621	5,280	21,101	4,189	3,018	5,040	(198)	49,051
Gross profit	6,986	3,813	4,216	1,687	1,810	1,832	689	21,033
Selling expenses	2,524	2,488	583	220	876	544	92	7,327
General & administrative expenses	2,510	2,984	2,354	806	644	1,396	1,506	12,200
Income (loss) from operations	$1,952	$(1,659)	$1,279	$661	$290	$(108)	$(909)	$1,506

For the three months ended March 28, 2003:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals
Revenues before reimbursements	$16,055	$15,389	$22,976	$3,980	$6,351	$5,299	$80	$70,130
Reimbursements	1,938	372	95	283	672	238	15	3,613
Total revenues	17,993	15,761	23,071	4,263	7,023	5,537	95	73,743
Cost of services before reimbursable expenses	9,620	7,919	20,723	2,360	3,160	3,896	(435)	47,243
Reimbursable expenses	1,938	372	95	283	672	238	15	3,613
Total cost of services	11,558	8,291	20,818	2,643	3,832	4,134	(420)	50,856
Gross profit	6,435	7,470	2,253	1,620	3,191	1,403	515	22,887
Selling expenses	3,012	2,138	767	354	1,353	573	(92)	8,105
General & administrative expenses	2,802	4,541	2,755	895	947	1,137	1,008	14,085
Income (loss) from operations	$621	$791	$(1,269)	$371	$891	$(307)	$(401)	$697

The “other” column consists of reclassifications related to the shared service centers described above, and under absorption of shared service center or support costs into the segments.

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Three Months Ended
	March 26, 2004	March 28, 2003
Internally generated revenues	$19,754	$18,161
Subcontractor revenues	5,463	4,815

Revenues before reimbursements	$25,217	$22,976

Note 10                  Line of Credit

The Company has a revolving line of credit, under which it is allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2005.  There was no outstanding balance under the line of credit at March 26, 2004.

Note 11                  Capital Stock Repurchase

On February 27, 2004, FCG repurchased all outstanding shares of the Company held by David S. Lipson, one of FCG’s directors and the former CEO of Integrated Systems Consulting Group, Inc. (ISCG).  FCG acquired ISCG in December 1998.  The Company also purchased any in-the-money options to purchase FCG common stock held by Mr. Lipson.  The aggregate purchase price for the shares and options held by Mr. Lipson was $15.1 million.  As a result of the transaction, Mr. Lipson resigned from the Company’s Board of Directors.

The purchase by FCG of Mr. Lipson’s ownership interest includes all of the 1,962,400 outstanding shares of common stock of FCG held by Mr. Lipson, together with 32,000 in-the-money options to purchase shares of common stock of FCG.  The aggregate purchase price for the shares and the options represented a premium of approximately 11% over the closing price of FCG’s common stock on February 26, 2004.

In the first quarter of 2004, FCG recorded a charge of $1.6 million without any tax benefit, which charge is based on the premium included in the purchase consideration.  From a tax perspective, no amounts of the purchase price are allocable to any of the restrictive covenants agreed to by Mr. Lipson in the repurchase agreement.

Other material terms of the transaction are as follows:

•      The purchase price is comprised of cash, a portion of which Mr. Lipson has used to repay in full indebtedness owed by Mr. Lipson to FCG of approximately $0.3 million.

•      In the event FCG were to announce or consummate a change in control transaction prior to February 27, 2005, or if the Company were to enter into negotiations regarding a change in control transaction prior to February 27, 2005 and subsequently announce publicly a definitive agreement for or consummate a change in control transaction prior to August 27, 2005, FCG would pay to Mr. Lipson, upon the closing of such change in control of FCG, an amount equal to the difference of $7.50 per share and the change in control transaction price per share, if such change in control price per share amount is higher.

•      12,000 out-of-the-money options held by Mr. Lipson will remain outstanding and may only be exercised on or before the first anniversary of this repurchase transaction.  Upon receipt of

Mr. Lipson’s notice of exercise, FCG will repurchase such options and pay to Mr. Lipson the difference between the exercise price and the then fair market value of the shares issuable.

•      Mr. Lipson will be subject to a five year non-compete agreement, a mutual non-disparagement agreement, a non-solicitation agreement and a standstill agreement.  The parties have agreed that no amounts of the purchase price will be allocated to these covenants for tax purposes.

•      Mr. Lipson also granted to the Board of Directors of FCG an irrevocable proxy for any of FCG’s securities that he owns or acquires after the closing of FCG’s purchase in this transaction.

•      FCG and Mr. Lipson executed a mutual release of claims.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH BELOW UNDER THE CAPTION “RISKS RELATING TO OUR BUSINESS,” AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for information technology outsourcing services, and professional services.

We typically bill for our services on an hourly, fixed-fee, or monthly fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the associate(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have recently been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing were greater than 1% of our total revenues in fiscal year 2003, and we expect our software licensing revenues to grow in absolute dollars during our 2004 fiscal year.

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

Cost of services primarily consists of the salaries, bonuses, and related benefits of client-serving associates, and subcontractor expenses.  Selling expenses primarily consist of the salaries, benefits, travel, and other costs of our sales force, as well as marketing and market research expenses.  General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals such as non-billable travel, office space occupancy, information systems, salaries and expenses for executive management, financial accounting and administrative personnel, expenses for firm and business unit governance meetings, recruiting fees, professional development and training, and legal and other professional services.  As associate related costs are relatively fixed in the short term, variations in our revenues and operating results in our CSI business can occur as a result of variations in billing margins and utilization rates of our billable associates.

Our most significant expenses are our human resource and related salary and benefit expenses.  As of March 26, 2004, approximately 1,150 of our 2,226 employees (associates) are billable associates.  Another 749 employees are part of our outsourcing business.  The salaries and benefits of such billable associates and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 15% of our workforce, or 327 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to:

•      Our billable associate utilization, which is the ratio of total billable hours to available hours in a given period;

•      The amount and timing of cost incurred;

•      Our ability to control costs on our outsourcing projects;

•      The billed rate on time and material contracts; and

•      The estimated cost to complete our non-outsourcing fixed price contracts.

We evaluate our non-outsourcing fixed price contracts on an ongoing basis by estimating the cost to complete the assignment.  We then recognize revenues to achieve a constant margin over the remaining term of the engagement.  We changed our accounting for outsourcing contracts with the adoption of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in the first quarter of 2003.  Under our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenue due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.

In our CSI business, we manage billable associate utilization by monitoring assignment requirements and timetables, available and required skills, and available associate hours per week and per month.   Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather, and unassigned time.  Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees.  Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment.  In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching associate availability with current and projected client requirements.  The number of associates staffed on an assignment will vary according to the size, complexity, duration, and demands of the assignment.  Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which associates are not optimally utilized.  An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned associates and could cause us to experience lower margins.  In addition, entry into new market areas and the hiring of associates in advance of client assignments have resulted and may continue to result in periods of lower associate utilization.

In response to competition and continued pricing and rate pressures, we have recently implemented a global sourcing strategy into our business operations, which includes the deployment of offshore resources as well as resources that perform services remote from the client site.  We have also begun to incorporate more variable cost or per diem staff in some of our projects.  We expect these strategies to result in improved cost of services through a combination of lower cost attributable to offshore resources and higher leverage of resources that perform services offsite or on a variable cost basis.  To the extent we pass through reduced costs to our clients related to offshore resources, the global sourcing strategy may result in lower revenues on a per engagement basis. However, we expect to offset this potential revenue impact with improved competitive positioning in our markets.  Several of our competitors employ both global sourcing and variable staffing strategies to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide.  If we are unable to realize the perceived cost benefits of our recently implemented strategies or if we are unable to receive high quality services from foreign employees, variable staff employees or subcontractors, our business may be adversely impacted and we may not be able to compete effectively.

Results of Operations for the Three Months Ended March 26, 2004 and March 28, 2003

Revenues.  Our net revenues decreased to $66.1 million for the quarter ended March 26, 2004, a decrease of 5.7% from $70.1 million for the quarter ended March 28, 2003.  Our total revenues decreased to $70.1 million for the quarter ended March 26, 2004, a decrease of 5.0% from $73.7 million for the quarter ended March 28, 2003.  The decreases were primarily due to declines in our Life Sciences and Health Plan businesses, offset by increases in Health Delivery Outsourcing and the Meditech Service Center.   The Life Sciences segment had the most significant decline ($6.5 million or 42.4%), due to the general decline in the custom software business for pharmaceutical clients, and also due to the completion of a major engagement for one particular such client in the second quarter of 2003.  The Health Plan segment declined by $2.1 million or 33.1% due to the completion of several significant projects during 2003, without having new projects to replace them.  Health Delivery Outsourcing increased by $2.2 million or 9.8% due to additional work on existing projects.  The Meditech Service Center increased by $1.5 million or 37.0%, due to the award of a new outsourcing engagement and other general increases in demand for those services.  Overall, we anticipate that our revenues in the near future will remain at a similar level to those of the first quarter of 2004.

 Cost of Services.  Cost of services before reimbursable expenses decreased to $45.1 million for the quarter ended March 26, 2004, a decrease of 4.6% from $47.2 million for the quarter ended March 28, 2003.  The decrease was primarily due to cost reductions made in response to the revenue declines noted above.  We reduced cost of services by $2.9 million in Life Sciences and $0.7 million in Health Plan.  Additionally, we reduced cost of services by $1.0 million in Health Delivery, despite a much more modest decline in revenue, through the reduction of management and staff and greater utilization of the remaining staff.  These decreases were partially offset by increased costs in the Meditech Service Center related to the increase in work in that segment.

Gross Profit.  Gross profit decreased to $21.0 million for the quarter ended March 26, 2004, a decrease of 8.1% from $22.9 million for the quarter ended March 28, 2003.  The decrease was primarily due to reduced gross margins in Life Sciences and Health Plan due to the revenue declines noted above.  These were partly offset by an increase in gross margin in Health Delivery Outsourcing due to cost efficiencies that were achieved on certain contracts in mid-2003.  Gross profit as a percentage of net revenues decreased slightly to 31.8% for the quarter ended March 26, 2004 from 32.6% for the quarter ended March 28, 2003, due to the factors discussed above and a continuing shift in revenue mix from consulting and systems integration to outsourcing, which is a lower margin business.  Given the current revenue mix, our gross profit percentage is not expected to change significantly in the near future; however, a sudden downturn in demand in one or more of our segments or an inability to control costs on our fixed price projects could negatively affect our margin percentage.

Selling Expenses.  Selling expenses decreased to $7.3 million for the quarter ended March 26, 2004, a decrease of 9.6% from $8.1 million for the quarter ended March 28, 2003 primarily due to a reduction in our sales force in mid-2003.  Selling expenses as a percentage of net revenues decreased to 11.1% for the quarter ended March 26, 2004 from 11.6% for the quarter ended March 28, 2003.

General and Administrative Expenses.  General and administrative expenses decreased to $12.2 million for the quarter ended March 26, 2004, a decrease of 13.4% from $14.1 million for the quarter ended March 28, 2003.  The decrease resulted from cost reductions in the latter part of 2003 in most areas, including the consolidation of the administrative operations of our recently acquired companies.  General and administrative expenses as a percentage of net revenues decreased to 18.5% for the quarter ended March 26, 2004 from 20.1% for the quarter ended March 28, 2003.  We expect to hold these expenses at their current level in the near future.

Interest Income, Net.  Interest income, net of interest expense, decreased to $0.2 million for the quarter ended March 26, 2004, a decrease of 26.8% from $0.3 million for the quarter ended March 28, 2003 due to lower interest rates on our cash and marketable securities investments.  Interest income net of interest expense as a percentage of net revenues decreased to 0.3% for the quarter ended March 26, 2004 from 0.4% for the quarter ended March 28, 2003.

Other Income (Expense), Net.  Other expense was negligible for the quarter ended March 26, 2004 compared to other income of $0.2 million for the quarter ended March 28, 2003.

Expense for Premium on Repurchase of Stock.  In the first quarter of 2004, we repurchased 1.96 million shares of our stock and certain options from a major stockholder at a premium to the then current market price (see Note 11 of Notes to Consolidated Financial Statements).  The aggregate purchase price for the shares and the options represented a premium of approximately 11% to market.  As a result, we recorded a pretax charge of approximately $1.6 million (without any tax benefit) for such premium included in the purchase consideration.

Income Taxes.  The provision for income taxes for the quarter ended March 26, 2004 was $0.8 million despite the existence of a pretax loss, due to the nondeductibility of the premium on repurchase of stock described above.  Excluding that unusual item, the provision was 45% for the quarter ended March 26, 2004, compared to 42% in the quarter ended March 28, 2003.  This increase is due to income taxes we pay in certain states which do not allow the use of our net operating loss carryforwards to offset income of certain of our subsidiaries.

Cumulative Effect of Change in Accounting Principle.  In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,”  which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  The new standard was required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption was permitted and we elected to adopt the new standard as of the beginning of the first quarter of 2003.  In addition, we elected to apply the new standard to all existing outsourcing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle.  We recorded a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

Liquidity and Capital Resources

During the three months ended March 26, 2004, we used cash flow for operations of $1.5 million.  During the three months ended March 26, 2004, we used $2.4 million in cash to purchase the remaining 47.65% minority interest in FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.), and approximately $2.0 million of cash to purchase property and equipment, primarily computer and related equipment.  At March 26, 2004, we had cash and investments available for sale of $42.8 million compared to $62.6 million at December 26, 2003.

On February 27, 2004, we repurchased all outstanding shares and certain options of the Company from a major stockholder (see Note 11 of Notes to Consolidated Financial Statements).  The aggregate purchase price for the shares and options was $14.8 million in cash, and cancellation of a note owed to us by the stockholder in the amount of $0.3 million.  In addition, in the event we were to announce or consummate a change in control transaction prior to the first anniversary of this transaction, or if we were to enter into negotiations regarding a change in control transaction prior to the first anniversary and subsequently announce publicly a definitive agreement for or consummate a change in control transaction within the 18 months following the closing of this repurchase transaction, we would pay to this former stockholder, upon the closing of such change in control of FCG, an amount equal to the difference between $7.50 per share and the change in control transaction price per share, if such change in control price per share amount was higher.

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

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2005.  There was no outstanding balance under the line of credit at March 26, 2004.

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

The following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 -3 Years	3-5 Years	After 5 Years	Total
Operating leases, net of subleases	$5,516	$9,986	$5,742	$—	$21,244
Purchase obligations	310	309	—	—	619
Total	$5,826	$10,295	$5,742	$—	$21,863

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At March 26, 2004, we had deferred $0.8 million of such deferred costs.

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

Although software revenues only comprised less than 3% of our revenues in the first quarter of 2004, they are growing as a proportion of our total revenues.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Many of our more significant software arrangements include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting including the percentage-of-completion methodology over the period of the implementation.

In cases where our software arrangements do not include services essential to the functionality of the product, license fee revenues are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. We do not generally offer rights of return or acceptance clauses to our customers. In situations where we do provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among the deliverables using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements. Revenues for customer support and maintenance that are bundled with the initial license fee are deferred based on the fair value of the bundled support services and recognized ratably over the term of the agreement; fair value is based on the renewal rate for continued support arrangements.

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  As of March 26, 2004, we had unbillable revenues included in current unbilled receivables of approximately $2.1 million, which were generally expected to be billed in the following quarter.  In addition, we had a long-term account receivable at March 26, 2004 and December 26, 2003 of $5.2 million and $5.8 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining three years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

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

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses combined with the fact that we are outside the period it is allowable to carry back losses, and also for additional deferred tax assets related to the cumulative effect of our change in revenue recognition method on our outsourcing contracts.  We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized.  Based on those estimates and taking into account our recent history of cumulative losses, we recorded a valuation allowance of $5.5 million in the fourth quarter of fiscal year 2003.  Together with a full valuation allowance of $5.5 million we had already taken against the net operating loss carryforwards of companies we had acquired earlier in the year, we have a valuation allowance of $11.0 million against a total deferred tax asset of $21.1 million.  Based on our belief that it is more likely than not that future taxable income will be sufficient to realize the remaining $10.1 million of deferred tax assets, we have not recorded a valuation allowance against those assets.  However, there is no guarantee that our taxable income will be sufficient to realize such remaining net deferred tax assets, and we will continue to evaluate the potential need for an additional valuation allowance on an ongoing basis.  Additionally, if the realization of a greater amount of our deferred tax assets in the future is considered more likely than not, we will reverse all or a portion of the existing valuation allowance at that time.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.  Our operating results have been negatively impacted by the worldwide economic conditions.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  As of March 26, 2004, we have $16.9 million of goodwill and $3.7 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements).

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

•      Fluctuations in market demand for our services, associate hiring, and utilization;

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

•      Changes in our, and our competitors’, business strategy, pricing and billing policies;

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

Finally, we reported net losses before the cumulative effect of change in accounting principle for the last three quarters of 2003 as well as net loss for the first quarter of 2004.  As a result, we cannot assure you that we will achieve positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

Currently, we have seven significant outsourcing relationships. Net revenues from our outsourcing relationships, as of the quarter ended March 26, 2004, represented approximately 43% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long-term agreements with us.  However, the loss of any of our outsourcing relationships would have a material impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into additional agreements, including detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

In addition, our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management, and complete the initial transformation of our client’s information technology functioning to provide improved service at a lower cost and meet agreed-upon service levels.  Often, we recover this investment through payments over the life of the outsourcing agreement.  If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments.  Any failure by us to recover these investments could reduce our outsourcing revenue, which would have a material adverse effect on our financial condition, results of operations, and price of our common stock.

Our outsourcing engagements may also require that we hire part or all of a client’s information technology personnel.  We cannot assure you that we will be able to retain these individuals, and effectively hire additional personnel as needed to meet the obligations of our contract.  Any failure by us to retain these individuals or otherwise satisfy our contractual obligations could have a material adverse effect on the profitability of our outsourcing business and our reputation as an information technology services outsourcing provider.

Finally, we are expanding our outsourcing business to perform discrete information technology services for clients.  The amount of time and resources required to win client engagements for our outsourcing business is significant, and we may not win the number or type of client engagements that we anticipate.  If we fail to meet our objective to secure new outsourcing engagements, or fail to secure new outsourcing engagements on acceptable commercial terms, we will not experience the growth in this business that we have anticipated.

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

Prior to client engagements, we typically spend a substantial amount of time and resources (1) identifying strategic or business issues facing the client, (2) defining engagement objectives, (3) gathering information, (4) preparing proposals, and (5) negotiating contracts.  Our failure to procure an engagement after spending such time and resources could materially adversely affect our business, financial condition, and results of operations.  We may also be required to hire new associates before securing a client engagement.  If clients defer committing to new assignments for any length of time or for any reason we could be required to maintain a significant number of under-utilized associates which could adversely affect our operating results and financial condition during any given period.  Further, our outsourcing business has very long sales and contract lead times, requiring us to spend a substantial amount of time and resources in attempting to secure each outsourcing engagement.  We cannot predict whether the investment of time and resources will result in a new outsourcing engagement or, if the engagement is secured, that the engagement will be on terms favorable to us.

We could be negatively impacted if we fail to successfully integrate the businesses we acquire.

We have grown, in part, by acquiring complementary businesses that could enhance our capability to serve the healthcare and pharmaceutical industries.  For example, we acquired a majority interest in Codigent Solutions Group, Inc. (renamed FCG Infrastructure Services, Inc.) in 2002 and purchased the remaining minority interest in that entity in the first quarter of 2004, and during the first half of 2003, we acquired Paragon Solutions, Inc., Coactive Systems Corporation, and certain assets of Phyve Corporation. All acquisitions involve risks that could materially and adversely affect our business and operating results.  These risks include:

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

We have publicly announced our strategy to increase our investment in product development, including further investment in FirstDocTM as well as investment in a physician portal product, FirstGatewaysTM.  These investments are in addition to continuing our investments in other emerging service lines and products.  We typically do not capitalize the cost of our product development activities and do not anticipate capitalizing expected investments this year.  As a result, our financial results may be adversely impacted by such increased investment in the short term.  If such product development activities or investment in our emerging service lines do not result in relevant offerings, we will not achieve desired levels of return on these investments.  As a result, our business and results of operations could be adversely affected.

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

Our business is labor-intensive and requires highly skilled employees.  Many of our associates possess extensive expertise in the healthcare, insurance, pharmaceutical, information technology and consulting fields.  To serve a growing client base, we must continue to recruit and retain qualified personnel with expertise in each of these areas.  We must also seek certain employees that are willing to work on a variable or per diem basis.  Competition for such personnel is intense and we compete for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms, and other businesses.  Many of these entities have substantially greater financial and other resources than we do, or can offer more attractive compensation packages to candidates, including salary, bonuses, stock, and stock options.  If we are unable to recruit and retain a sufficient number of qualified personnel to serve existing and new clients, our ability to expand our client base or services and to offer our services at competitive rates could be impaired and our business would suffer.

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

We have experienced employee turnover as a result of:

•      Dependence on lateral hiring of associates;

•      Travel demands imposed on our associates;

•      Loss of employees to competitors and clients; and

•      Reductions in force as certain areas of our business have seen less demand.

Continued or increased employee turnover could materially adversely affect our business and results of operations.  In addition, many of our associates develop strong business relationships with our clients.  We depend on these relationships to generate additional assignments and engagements.  The loss of a substantial number of associates could erode our client base and decrease our revenues.

If we are unable to manage shifts in market demand or growth in our business, our business may be negatively impacted.

Our business has historically grown rapidly, and though our overall revenues have remained flat for the past several years, we have experienced growth and increased demand in certain areas of our business.  In response to shifts in market demand and in an effort to better align our business with our markets, we restructured our organization and hired persons with appropriate skills, including salespersons, and reduced our workforce in practice areas experiencing less demand.  We have also begun to hire employees willing to work on a variable or per diem basis in order to better manage project costs and general and administrative expense associated with underutilized resources.  These market conditions and restructuring efforts have placed new and increased demands on our management personnel.  It has also placed significant and increasing demands on our financial, technical and operational resources, and on our information systems.  If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, or growth or restructuring, our operating results will suffer.  To manage any future growth, we must extend our financial reporting and information management systems to our multiple and international office locations and traveling employees, and develop and implement new procedures and controls to accommodate new operations, services and clients.  Increasing operational and administrative demands may make it difficult for our senior managers to engage in business development activities and their other day-to-day responsibilities.  Further, the addition of new employees and offices to offset any increasing demands may impair our ability to maintain our service delivery standards and corporate culture.  In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy.  Such changes may result in operational inefficiencies and delays in delivering our services.  Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

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

A substantial portion of our revenues has also come from companies in the pharmaceutical industry.  Our revenues are, in part, linked to the pharmaceutical industry’s research and development and technology expenditures.  Should any of the following events occur in the pharmaceutical industry, our business could be negatively affected in a material way:

•      Continued adverse changes to the industry’s general economic environment;

•      Continued consolidation of companies; or

•      A decrease in pharmaceutical companies’ research and development or technology expenditures.

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

•      Clients’ internal information management departments;

•      Other healthcare consulting firms; and

•      Other pharmaceutical consulting firms such as Accenture, Cap Gemini Ernst & Young, and Computer Sciences Corporation’s consulting division.

In e-health and e-commerce related services, we compete with the traditional competitors outlined above, as well as newer internet product and service companies.  We also compete with companies that provide software development, information technology consulting and outsourcing, and other integration and maintenance services, such as Wipro Technologies, Cognizant Technology Solutions Corporation, and Tata Technologies Limited.

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

We have a number of relationships with software and hardware vendors.  For example, our life sciences business is highly dependent upon a non-exclusive relationship with Documentum, Inc., a vendor of document management software applications with which we integrate our FirstDoc TM solution.  We believe that our relationship with vendors is important to our sales, marketing, and support activities.  We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with a particular vendor.  If we fail to maintain our relationships with these vendors, or fail to establish additional new relationships, our business could be materially adversely affected.

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

Our associates and service providers often reside or work in cities or other locations that require them to travel to a client’s site to perform and execute the client’s project.  As a result of the September 11, 2001 terrorist attacks, air travel has become more time-consuming to business travelers due to increased security, flight delays, reduced flight schedules, and other variables.  If efficient and cost effective air travel becomes unavailable to our associates, or if domestic or international air travel is significantly reduced or halted, we may be unable to satisfactorily perform our client engagements on a timely basis, which could have a materially adverse impact on our business.  Further, if our associates refuse to utilize air travel to perform their job functions for any reason, our business and reputation would be negatively affected.

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

Our current officers, directors, and other affiliates beneficially own approximately 24.2% of our outstanding shares of common stock and approximately 37.2% on a fully diluted basis.  As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock, and approval of new stock and option plans.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents and short-term investments which totaled $42.8 million at March 26, 2004 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.4 million.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of March 26, 2004, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities

(c) Sales of Unregistered Securities. On January 30, 2004, we acquired the remaining 47.65% minority interest in FCG Infrastructure, Inc. in a stock purchase transaction for an aggregate purchase price of approximately $2.4 million in cash and $3.6 million in FCG restricted common stock. We issued 591,328 unregistered shares of our common stock to the five minority stockholders of FCG Infrastructure Services, Inc. The shares of common stock we issued are exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.

(e) Repurchase of Securities. On February 27, 2004, we purchased 1,962,400 shares of common stock and 32,000 in-the-money options from David S. Lipson, a member of our board of directors, for a total purchase price of $15.1 million.  In connection with the transaction, Mr. Lipson resigned from the board of directors and repaid indebtedness to us of $328,311.  The net cash payment to Mr. Lipson in the transaction was $14.8 million.  Other terms of the transaction are disclosed in our Current Report on Form 8-K, including the exhibits to such report, filed with the SEC on February 27, 2004.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
10.1(5)	Stock Repurchase Agreement dated February 27, 2004 between the Company and David S. Lipson.
10.2	Employment Agreement dated March 22, 2004 between the Company and Mary Franz.
11.1 (6)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

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

(2)   Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)   Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)   Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)   Incorporated by reference to Exhibit 99.2 to FCG’s Current Report on Form 8-K dated February 27, 2004.

(6)   See Note 1 to Consolidated Financial Statements, “Basic and Diluted Net Income (Loss) Per Share.”

(b)   Reports on Form 8-K

(1)   Form 8-K filed on February 3, 2004 reporting acquisition of remaining 47.35% interest in FCG Infrastructure Services (f/k/a Codigent Solutions Group) (Items 5 and 7).

(2)   Form 8-K filed on February 19, 2004 providing the press release announcing our fourth quarter and fiscal year 2003 financial results (Item 12).

(3)   Form 8-K filed on February 27, 2004 reporting the purchase of equity holding of David S. Lipson (Items 5 and 7).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: May 5, 2004	/s/ LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman of the Board and Chief Executive Officer

Date: May 5, 2004	/s/ WALTER J. MCBRIDE
Walter J. McBride
Executive Vice President and Chief
Financial Officer

EXHIBIT INDEX

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
10.1(5)	Stock Repurchase Agreement dated February 27, 2004 between the Company and David S. Lipson.
10.2	Employment Agreement dated March 22, 2004 between the Company and Mary Franz.
11.1 (6)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

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

(2)   Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)   Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)   Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)   Incorporated by reference to Exhibit 99.2 to FCG’s Current Report on Form 8-K dated February 27, 2004.

(6)   See Note 1 to Consolidated Financial Statements, “Basic and Diluted Net Income (Loss) Per Share.”