Form 10-Q
period 2004-06-25
FIRST CONSULTING GROUP INC
filed 2004-08-04
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,777,072
(Class)	(Outstanding at July 23, 2004)

First Consulting Group, Inc.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited)

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 25, 2004	December 26, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,051	$26,826
Short-term investments	25,083	33,803
Accounts receivable, less allowance of $2,081 and $1,974 as of June 25, 2004 and December 26, 2003, respectively	24,226	27,564
Unbilled receivables	12,015	9,947
Deferred income taxes	6,279	6,279
Prepaid expenses and other current assets	2,970	1,713
Total current assets	90,624	106,132

Notes receivable – stockholders	437	432
Long-term investments	1,150	3,216
Property and equipment:
Furniture, equipment, and leasehold improvements	4,470	4,053
Information systems equipment	24,847	23,663
	29,317	27,716
Less accumulated depreciation and amortization	19,240	19,177
	10,077	8,539

Other assets:
Executive benefit trust	8,146	8,144
Long-term account receivable	4,719	5,768
Deferred income taxes	2,976	4,329
Goodwill, net	17,801	15,458
Intangibles, net	3,260	3,800
Other	2,641	1,583
	39,543	39,082
Total assets	$141,831	$157,401

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 25, 2004	December 26, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,106	$1,806
Accrued liabilities	12,058	11,544
Accrued payroll and related taxes	5,318	5,778
Accrued restructuring	2,114	4,613
Accrued vacation	7,411	7,033
Accrued incentive compensation	2,252	1,958
Customer advances	7,814	9,775
Total current liabilities	39,073	42,507
Non-current liabilities:
Accrued restructuring	4,136	4,686
Supplemental executive retirement plan	8,105	7,741
Minority interest	—	657
Total non-current liabilities	12,241	13,084
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,656,364 shares issued and outstanding at June 25, 2004 and 25,902,574 shares issued and outstanding at December 26, 2003	25	26
Additional paid-in capital	89,705	101,706
Retained earnings	1,297	900
Deferred compensation-stock incentive agreements	(236)	(323)
Notes receivable-stockholders	(373)	(488)
Accumulated other comprehensive income (loss)	99	(11)
Total stockholders’ equity	90,517	101,810
Total liabilities and stockholders’ equity	$141,831	$157,401

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Revenues before reimbursements	$67,916	$71,310	$134,020	$141,440
Reimbursements	4,456	4,052	8,436	7,665
Total revenues	72,372	75,362	142,456	149,105

Cost of services before reimbursable expenses	45,323	48,349	90,394	95,592
Reimbursable expenses	4,456	4,052	8,436	7,665
Total cost of services	49,779	52,401	98,830	103,257

Gross profit	22,593	22,961	43,626	45,848

Selling expenses	7,201	8,547	14,528	16,652
General and administrative expenses	13,551	16,104	25,751	30,189
Restructuring, severance, and impairment costs	—	3,914	—	3,914

Income (loss) from operations	1,841	(5,604)	3,347	(4,907)
Other income (expense):
Interest income, net	142	252	344	528
Other expense, net	(110)	(205)	(131)	(4)
Expense for premium on repurchase of stock	—	—	(1,561)	—
Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	1,873	(5,557)	1,999	(4,383)
Income tax provision (benefit)	843	(2,027)	1,602	(1,534)
Income (loss) before cumulative effect of change in accounting principle, net of tax	1,030	(3,530)	397	(2,849)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2,597)
Net income (loss)	$1,030	$(3,530)	$397	$(5,446)

Basic & diluted net income (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$0.04	$(0.14)	$0.02	$(0.11)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)
Net income (loss) per share	$0.04	$(0.14)	$0.02	$(0.22)
Diluted:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$0.04	$(0.14)	$0.02	$(0.11)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)
Net income (loss) per share	$0.04	$(0.14)	$0.02	$(0.22)
Weighted average shares used in computing:
Basic net income (loss) per share	24,074	24,817	24,748	24,656
Diluted net income (loss) per share	24,340	24,817	24,981	24,656

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	(unaudited)
	June 25, 2004	June 27, 2003
Cash flows from operating activities:
Net income (loss):	$397	$(5,446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	2,597
Depreciation and amortization	2,309	2,485
Premium on capital stock repurchase	1,561	—
Intangibles amortization	840	293
Writedown of investment	50	—
Provision for bad debts, net of adjustments	16	(20)
Loss on sale of assets	31	17
Minority interest in net loss of subsidiaries	(14)	(50)
Compensation from stock issuances	56	71
Interest income on notes receivable – stockholders	(31)	(61)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	3,322	11,180
Unbilled receivables	(2,068)	(5,667)
Prepaid expenses and other	(1,585)	(709)
Long-term account receivable	1,049	814
Other assets	(1,058)	(19)
Accounts payable	300	1,381
Accrued liabilities	514	1,802
Accrued payroll and related taxes	(460)	(1,075)
Accrued restructuring	(3,049)	270
Accrued vacation	378	872
Accrued incentive compensation	294	(155)
Customer advances	(1,961)	141
Deferred income taxes	1,353	(3,365)
Supplemental executive retirement plan	362	(228)
Other	107	273
Net cash provided by operating activities:	2,713	5,401
Cash flows from investing activities:
Proceeds from sale/maturity of investments	10,736	3,115
Purchase of property and equipment	(3,878)	(2,672)
Acquisition of businesses, net of cash acquired	(2,383)	(11,095)
Net cash provided by (used in) investing activities	4,475	(10,652)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	760	746
Proceeds from notes receivable and tax loan payments	50	466
Capital stock repurchase	(14,773)	—
Net cash (used in) provided by financing activities	(13,963)	1,212
Net change in cash and cash equivalents	(6,775)	(4,039)
Cash and cash equivalents at beginning of period	26,826	27,550
Cash and cash equivalents at end of period	$20,051	$23,511

Cash paid during the period for:
Interest	$11	$14
Income taxes	$636	$664

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1                                     Accounting Policies

Basis of Presentation

The consolidated balance sheets of First Consulting Group, Inc. (the “Company” or “FCG”) at June 25, 2004 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended June 25, 2004 and June 27, 2003 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at June 25, 2004 and the results of operations and cash flows for the three-month and six-month periods ended June 25, 2004 and June 27, 2003.  The results of operations and cash flows for the six-month period ended June 25, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 26, 2003 included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

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

The following table presents pro forma net income (loss) had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

		Three Months Ended		Six Months Ended
		June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net income (loss), as reported		$1,030	$(3,530)	$397	$(5,446)
Deduct:Total stock based employee compensation expense determined under fair value method for all awards, net of tax		(383)	(759)	(836)	(1,402)
Pro forma net income (loss)		$647	$(4,289)	$(439)	$(6,848)

Basic income (loss) per share	As reported	$0.04	$(0.14)	$0.02	$(0.22)
	Pro forma	$0.03	$(0.17)	$(0.02)	$(0.28)

Diluted income (loss) per share	As reported	$0.04	$(0.14)	$0.02	$(0.22)
	Pro forma	$0.03	$(0.17)	$(0.02)	$(0.28)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding.  Diluted net income per share is based on the assumption that stock options were exercised.  Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained by the Company from such exercise were used by the Company to purchase common stock at the average market price during the period. Stock options are not considered when computing diluted net loss per share as they are considered anti-dilutive.

The following represents a reconciliation of basic and diluted net income (loss) per share for the three-month and six-month periods ended June 25, 2004 and June 27, 2003 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Income (loss) before cumulative effect, net of tax	$1,030	$(3,530)	$397	$(2,849)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2,597)
Net income (loss)	$1,030	$(3,530)	$397	$(5,446)

Basic weighted average number of shares outstanding	24,074	24,817	24,748	24,656
Effect of dilutive options and contingent shares	266	—	233	—
Diluted weighted average number of shares outstanding	24,340	24,817	24,981	24,656

Basic per share:
Income (loss) before cumulative effect, net of tax	$0.04	$(0.14)	$0.02	$(0.11)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)
Net income (loss) per share	$0.04	$(0.14)	$0.02	$(0.22)

Diluted per share:
Income (loss) before cumulative effect, net of tax	$0.04	$(0.14)	$0.02	$(0.11)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.11)
Net income (loss) per share	$0.04	$(0.14)	$0.02	$(0.22)

For the three months ended June 25, 2004 and June 27, 2003, there were 4,417,995 and 5,042,640 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted earnings per share.  Additionally, at June 25, 2004, there were 443,496 contingent shares related to the acquisition of the remaining minority interest in FCG Infrastructure Services, Inc. (FCGIS) excluded from the calculation of both basic and diluted earnings per share because they were not yet earned.

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

The Company uses significant estimates in the calculation of its income tax provision by estimating whether it will have sufficient future taxable income to realize its deferred tax assets.  There can be no assurances that the Company’s taxable income will be sufficient to realize such deferred tax assets and the Company will continue to evaluate its valuation allowance on an ongoing basis.

The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  The Company’s actual results may differ from its estimates.

Cash and Cash Equivalents

For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less.

Note 2                                     Investments

At June 25, 2004, the Company had approximately $25.1 million in short-term investments.  Such investments were held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were not material at June 25, 2004.  Additionally, the Company had $1.2 million of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included in long-term investments.

Note 3                                     Long-Term Account Receivable

At June 25, 2004, the Company carried a long-term account receivable of approximately $4.7 million from a single client.  The receivable related to a major outsourcing contract and will be collected over a two and one-half year period.

Note 4                                     Business Acquisitions

FCG Infrastructure Services (FCGIS)

On January 30, 2004, the Company purchased the remaining 47.65% minority interest in FCGIS (formerly Codigent Solutions Group, Inc.) from five remaining individual stockholders for approximately $2.4 million in cash.  Additionally, the Company deposited 591,328 shares of FCG common stock into an escrow account, with one-fourth of such shares to be released to those same stockholders in four separate increments upon successful fulfillment by FCGIS of certain revenue and profitability targets for the six-month periods ended June 25, 2004, December 31, 2004, July 1, 2005, and December 30, 2005.  If such targets are not fulfilled for any of the six-month periods, the shares in escrow for that period revert to FCG.  For the six-month period ended June 25, 2004, FCGIS met the revenue and profitability targets, and the first 147,832 contingent shares were released to the former FCGIS stockholders in July 2004.

The following table summarizes the estimated fair values of assets acquired as of January 30, 2004 in connection with the FCGIS purchase (in thousands):

Goodwill	$2,339
Intangible assets	300
Net assets acquired	2,639
Minority interest on balance sheet	643
Contingent shares released	(899)
Cash consideration	$2,383

Note 5                                     Goodwill and Intangible Assets

Effective December 29, 2001, the Company adopted SFAS 141 and SFAS 142.  SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead are to be reviewed at least annually for impairment.  Prior to the adoption of SFAS 141, goodwill was amortized over the estimated useful life.

Goodwill is evaluated for impairment annually in the fourth quarter of the year, or if an event occurs or circumstances change that may reduce the fair value of a reporting unit, to which specific goodwill applies, below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by using a market approach valuation model based on multiples of revenue. If the carrying value exceeds the fair value, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.  In addition, the Company evaluates intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives is required based on current events and circumstances.

The changes in the net carrying amounts of goodwill for the six months ended June 25, 2004 are as follows (in thousands):

	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Other Businesses	Total
Balance as of December 26, 2003	$1,477	$2,278	$2,001	$9,702	$15,458
Acquired	—	—	1,440	—	1,440
Currency translation adjustment	4	—	—	—	4
Balance as of March 26, 2004	1,481	2,278	3,441	9,702	16,902
Acquired	—	—	—	—	—
Contingent shares released	—	—	899	—	899
Currency translation adjustment	—	—	—	—	—
Balance as of June 25, 2004	$1,481	$2,278	$4,340	$9,702	$17,801

As of June 25, 2004, the Company had the following acquired intangible assets recorded (in thousands):

Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years
Software and software development	$1,177	$(686)	$491	2 - 3
Customer related	3,694	(1,021)	2,673	2 - 4
Non-compete agreements	400	(304)	96	2 - 3
Total	$5,271	$(2,011)	$3,260

The following table summarizes the estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2004 (remainder of year)	$882
2005	1,150
2006	773
2007	455
Total	$3,260

Note 6                                     Restructuring, Severance, and Impairment Costs

In fiscal year 2002, the Company incurred a restructuring charge of $7.8 million consisting of $4.0 million in severance for the reduction of staff and $3.8 million in facility costs due to facility downsizing.  This restructuring was accounted for in accordance with EITF 94-3 and SAB 100.

Restructuring, severance, and impairment costs of $11.7 million were incurred in fiscal year 2003.  These costs included severance costs of $6.5 million for a reduction in staff of 153 people and facility downsizing of $5.2 million primarily related to the significant decline in the Company’s Life Science business unit due to the reduction in custom software development services purchased by pharmaceutical clients.  Restructuring charges in 2003 have been accounted for in accordance with SFAS 146.

At June 25, 2004, there was a remaining restructuring liability of $6.3 million, which entirely related to vacated leases and related costs from these restructurings.

The restructuring liability as of June 25, 2004 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Total
Reserve balance at December 26, 2003	$1,665	$7,634	$9,299
Cash payments	(1,665)	(1,384)	(3,049)
Reserve balance at June 25, 2004	$—	$6,250	$6,250

Note 7                                     Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months and six months ended June 25, 2004 and June 27, 2003 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Net income (loss)	$1,030	$(3,530)	$397	$(5,446)
Foreign currency translation adjustment, net of tax	29	100	111	105
Unrealized gain (loss) on investments	(11)	46	(1)	36
Comprehensive income (loss)	$1,048	$(3,384)	$507	$(5,305)

Note 8                                     Cumulative Effect of Change in Accounting Principle

Effective December 28, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The new standard was required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  Early adoption was permitted and the Company elected to adopt the new standard as of the beginning of the first quarter of 2003.  In addition, the Company elected to apply the new standard to all then existing outsourcing arrangements impacted by EITF 00-21 and record to earnings the resulting cumulative effect as a change in accounting principle.  The adoption of EITF Issue 00-21 resulted in a non-cash charge, net of tax, of $2.6 million, or $0.11 per share, in the first quarter of 2003.

Note 9                                     Disclosure of Segment Information

Commencing with the first quarter of 2004 and due to a reorganization of the Company that took effect at the beginning of 2004, the Company has changed its previous segment reporting in accordance with SFAS 131.  The Company now has five reportable operating segments:  health delivery (the delivery of consulting and systems integration services to health delivery and government clients), health plan (the delivery of consulting and systems integration services to health plan clients), life sciences (the delivery of consulting and systems integration services to pharmaceutical and other life sciences clients), health delivery outsourcing (the delivery of outsourcing services to health delivery clients), and Meditech Service Center (the delivery of solutions involving the use of Meditech software to health delivery clients).  Additionally, the Company has several smaller businesses (Paragon Solutions, Inc., staffing services, call center services, and the Patient Safety Institute/FirstGateways™), which are not included in any of the above segments and are reported as “other business.”

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

Additionally, the Company has created three shared service centers that provide services to multiple business segments.  These shared service centers include FCG India, Integration Services, and Infrastructure Services.   The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost.

In accordance with these changes, the Company has reclassified some staff among cost of services, selling expenses and general and administrative expenses.  The history shown in the tables below and in the Company’s consolidated statement of operations is now consistent with all of these changes.

The Company evaluates its segments’ performance based on revenues and operating income.  Certain selling and general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), are managed at the corporate level and allocated to each operating segment based on either net revenues and/or actual usage.

The following segment information is for the three months and six months ended June 25, 2004 and June 27, 2003 (in thousands):

For the three months ended June 25, 2004:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals
Revenues before reimbursements	$16,419	$9,230	$25,332	$6,193	$3,642	$7,098	$2	$67,916
Reimbursements	2,211	260	142	402	692	194	555	4,456
Total revenues	18,630	9,490	25,474	6,595	4,334	7,292	557	72,372
Cost of services before reimbursable expenses	8,456	5,336	20,797	4,106	2,659	4,716	(747)	45,323
Reimbursable expenses	2,211	260	142	402	692	194	555	4,456
Total cost of services	10,667	5,596	20,939	4,508	3,351	4,910	(192)	49,779
Gross profit	7,963	3,894	4,535	2,087	983	2,382	749	22,593
Selling expenses	2,366	2,527	593	242	857	668	(52)	7,201
General & administrative expenses	2,579	2,940	2,405	795	644	1,763	2,425	13,551
Income (loss) from operations	$3,018	$(1,573)	$1,537	$1,050	$(518)	$(49)	$(1,624)	$1,841

For the three months ended June 27, 2003:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals
Revenues before reimbursements	$17,149	$11,426	$24,072	$5,018	$7,093	$6,447	$105	$71,310
Reimbursements	2,407	321	51	407	770	82	14	4,052
Total revenues	19,556	11,747	24,123	5,425	7,863	6,529	119	75,362
Cost of services before reimbursable expenses	9,513	7,499	20,687	3,050	3,544	4,384	(328)	48,349
Reimbursable expenses	2,407	321	51	407	770	82	14	4,052
Total cost of services	11,920	7,820	20,738	3,457	4,314	4,466	(314)	52,401
Gross profit	7,636	3,927	3,385	1,968	3,549	2,063	433	22,961
Selling expenses	2,961	2,440	470	419	1,349	765	143	8,547
General & administrative expenses	3,342	4,458	2,529	1,142	962	1,963	1,708	16,104
Restructuring, severance, and impairment costs	(21)	4,131	—	—	(10)	(4)	(182)	3,914
Income (loss) from operations	$1,354	$(7,102)	$386	$407	$1,248	$(661)	$(1,236)	$(5,604)

For the six months ended June 25, 2004:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals
Revenues before reimbursements	$32,033	$18,097	$50,549	$11,644	$7,890	$13,789	$18	$134,020
Reimbursements	4,204	486	242	827	1,272	375	1,030	8,436
Total revenues	36,237	18,583	50,791	12,471	9,162	14,164	1,048	142,456
Cost of services before reimbursable expenses	17,084	10,390	41,798	7,870	5,097	9,575	(1,420)	90,394
Reimbursable expenses	4,204	486	242	827	1,272	375	1,030	8,436
Total cost of services	21,288	10,876	42,040	8,697	6,369	9,950	(390)	98,830
Gross profit	14,949	7,707	8,751	3,774	2,793	4,214	1,438	43,626
Selling expenses	4,890	5,015	1,176	462	1,733	1,212	40	14,528
General & administrative expenses	5,089	5,924	4,759	1,601	1,288	3,159	3,931	25,751
Income (loss) from operations	$4,970	$(3,232)	$2,816	$1,711	$(228)	$(157)	$(2,533)	$3,347

For the six months ended June 27, 2003:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals
Revenues before reimbursements	$33,204	$26,815	$47,048	$8,998	$13,444	$11,746	$185	$141,440
Reimbursements	4,345	693	146	690	1,442	320	29	7,665
Total revenues	37,549	27,508	47,194	9,688	14,886	12,066	214	149,105
Cost of services before reimbursable expenses	19,133	15,418	41,410	5,410	6,704	8,280	(763)	95,592
Reimbursable expenses	4,345	693	146	690	1,442	320	29	7,665
Total cost of services	23,478	16,111	41,556	6,100	8,146	8,600	(734)	103,257
Gross profit	14,071	11,397	5,638	3,588	6,740	3,466	948	45,848
Selling expenses	5,973	4,578	1,237	773	2,702	1,338	51	16,652
General & administrative expenses	6,144	8,999	5,284	2,037	1,909	3,100	2,716	30,189
Restructuring, severance, and impairment costs	(21)	4,131	—	—	(10)	(4)	(182)	3,914
Income (loss) from operations	$1,975	$(6,311)	$(883)	$778	$2,139	$(968)	$(1,637)	$(4,907)

The “other” column includes reclassifications related to the charging out of the shared service centers described above, with the net loss in that column primarily consisting of under absorption of shared service center or support costs into the segments.

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Internally generated revenues	$20,544	$18,211	$40,298	$36,371
Subcontractor revenues	4,788	5,861	10,251	10,677
Revenues before reimbursements	$25,332	$24,072	$50,549	$47,048

Note 10                              Line of Credit

The Company has a revolving line of credit, under which it is allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2005.  There was no outstanding balance under the line of credit at June 25, 2004.

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

The purchase by FCG of Mr. Lipson’s ownership interest included all of the 1,962,400 outstanding shares of common stock of FCG held by Mr. Lipson, together with 32,000 in-the-money options to purchase shares of common stock of FCG.  The aggregate purchase price for the shares and the options represented a premium of approximately 11% over the closing price of FCG’s common stock on February 26, 2004.

In the first quarter of 2004, FCG recorded a charge of $1.6 million without any tax benefit, which charge is based on the premium included in the purchase consideration.  From a tax perspective, no amounts of the purchase price were allocable to any of the restrictive covenants agreed to by Mr. Lipson in the repurchase agreement.

Other material terms of the transaction were as follows:

•          The purchase price was comprised of cash, a portion of which Mr. Lipson used to repay in full indebtedness owed by Mr. Lipson to FCG of approximately $0.3 million.

•          In the event FCG announces or consummates a change in control transaction prior to February 27, 2005, or if the Company enters into negotiations regarding a change in control transaction prior to February 27, 2005 and subsequently announces publicly a definitive agreement for or consummate a change in control transaction prior to August 27, 2005, FCG would pay to Mr. Lipson, upon the closing of such change in control of FCG, an amount equal to the difference of $7.50 per share and the change in control transaction price per share, if such change in control price per share amount is higher.

•          12,000 out-of-the-money options held by Mr. Lipson remain outstanding and may only be exercised on or before the first anniversary of this repurchase transaction.  Upon receipt of

Mr. Lipson’s notice of exercise, FCG will repurchase such options and pay to Mr. Lipson the difference between the exercise price and the then fair market value of the shares issuable.

•          Mr. Lipson is subject to a five year non-compete agreement, a mutual non-disparagement agreement, a non-solicitation agreement and a standstill agreement.  The parties agreed that no amounts of the purchase price were allocable to these covenants for tax purposes.

•          Mr. Lipson also granted to the Board of Directors of FCG an irrevocable proxy for any of FCG’s securities that he owns or acquires after the closing of FCG’s purchase in this transaction.

•          FCG and Mr. Lipson executed a mutual release of claims.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH HEREIN UNDER THE CAPTION “RISKS RELATING TO OUR BUSINESS,” AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.  EXCEPT AS REQUIRED BY APPLICABLE LAW, WE DO NOT HAVE ANY INTENTION OR OBLIGATION TO UPDATE PUBLICY ANY FORWARD LOOKING STATEMENTS AFTER THE DISTRIBUTION OF THIS REPORT, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, CHANGES IN ASSUMPTIONS OR OTHERWISE.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for information technology outsourcing services, and professional services.

We typically bill for our services on an hourly, fixed-fee, or monthly fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the associate(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have recently been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing have grown from greater than 1% of our net revenues in fiscal year 2003 to greater than 2% of our net revenues in the first six months of fiscal year 2004, and we expect our software licensing revenues to continue to grow.

Provisions are made for estimated uncollectible amounts based on our historical experience.  We may obtain payment in advance of providing services.  These advances are recorded as customer advances and reflected as a liability on our balance sheet.

Out-of-pocket expenses billed and reimbursed by clients are included in total revenues, and then deducted to determine revenues before reimbursements (“net revenues”).  For purposes of analysis, all percentages in this discussion are stated as a percentage of net revenues, since we believe that this is the more relevant measure of our business.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of June 25, 2004, approximately 1,187 of our 2,287 employees (associates) are billable associates.  Another 766 employees are part of our outsourcing business.  The salaries and benefits of such billable associates and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 14.6% of our workforce, or 334 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to:

•                  Our billable associate utilization, which is the ratio of total billable hours to available hours in a given period;

•                  The amount and timing of costs incurred;

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

Results of Operations for the Three Months Ended June 25, 2004 and June 27, 2003

Revenues.  Our net revenues decreased to $67.9 million for the quarter ended June 25, 2004, a decrease of 4.8% from $71.3 million for the quarter ended June 25, 2003.  Our total revenues decreased to $72.4 million for the quarter ended June 25, 2004, a decrease of 4.0% from $75.4 million for the quarter ended June 27, 2003.  The decreases were primarily due to declines in our Health Plan and Life Sciences businesses, partially offset by increases in Health Delivery Outsourcing and the Meditech Service Center.  The Health Plan segment had the most significant revenue decline ($3.5 million or 44.9%) due to the completion of several significant projects during 2003, without having new projects to replace them.  Additionally, during the second quarter of 2004, we took a revenue writedown of over $0.8 million on a single project in the Health Plan segment due to a miscommunication with the client’s senior management regarding the scope of the project.  The Life Sciences segment revenues declined by $2.3 million, or 19.2%, due to the general decline in the custom software business for pharmaceutical clients, and also due to the completion of a major engagement in the second quarter of 2003.  Health Delivery Outsourcing revenues increased by $1.4 million, or 5.6%, due to additional work on existing projects.  The Meditech Service Center revenues increased by $1.2 million, or 21.6%, due to the award of a new outsourcing engagement and other general increases in demand for Meditech services.  Overall, we anticipate that our revenues in the third quarter of 2004 will remain at a similar level to those of the second quarter.  Revenues in the fourth quarter are expected to increase, in large part due to an extra week during the fourth quarter since December 31, 2004 occurs on a Friday, thus adding a 53rd week to the fiscal year and a 14th week to the fiscal fourth quarter.

 Cost of Services.  Cost of services before reimbursable expenses decreased to $45.3 million for the quarter ended June 25, 2004, a decrease of 6.3% from $48.3 million for the quarter ended June 27, 2003.  The decrease was primarily due to cost reductions, primarily reduction in headcount, made in response to the revenue declines noted above.  We reduced cost of services by $0.9 million in Health Plan and $2.2 million in Life Sciences.  Additionally, we reduced cost of services by $1.1 million in Health Delivery.  These decreases were partially offset by increased costs in the Meditech Service Center as a result of the increase in work in that segment.

Gross Profit.  Gross profit decreased to $22.6 million for the quarter ended June 25, 2004, a decrease of 1.6% from $23.0 million for the quarter ended June 27, 2003.  The decrease was primarily due to reduced gross profit in Health Plan due to the revenue decline noted above.  This decline was partially offset by an increase in gross profit in the other segments, but primarily in Health Delivery Outsourcing due to ongoing cost efficiencies that were achieved on certain contracts beginning in mid-2003.  Gross profit as a percentage of net revenues increased to 33.3% for the quarter ended June 25, 2004 from 32.2% for the quarter ended June 27, 2003 due to increased margin percentage in all segments other than Health Plan and Life Sciences.  Given the current revenue mix, our gross profit percentage is not expected to change significantly in the near future; however, a sudden downturn in demand in one or more of our segments or an inability to control costs on our fixed price projects could negatively affect our margin percentage.

Selling Expenses.  Selling expenses decreased to $7.2 million for the quarter ended June 25, 2004, a decrease of 15.7% from $8.5 million for the quarter ended June 27, 2003.  This decrease is primarily due to a reduction in our sales force which took effect in mid-2003.  Selling expenses as a percentage of net revenues decreased to 10.6% for the quarter ended June 25, 2004 from 12.0% for the quarter ended June 27, 2003.

General and Administrative Expenses.  General and administrative expenses decreased to $13.6 million for the quarter ended June 25, 2004, a decrease of 15.9% from $16.1 million for the quarter ended June 27, 2003.  The decrease resulted from cost reductions in the latter part of 2003, including the consolidation of the administrative operations of our recently acquired companies.  General and administrative expenses as a percentage of net revenues decreased to 20.0% for the quarter ended June 25, 2004 from 22.6% for the quarter ended June 27, 2003.  We expect to hold general and administrative expenses measured in absolute dollars at their current level in the near future.

Interest Income, Net.  Interest income, net of interest expense, decreased to $0.1 million for the quarter ended June 25, 2004, a decrease of 43.7% from $0.3 million for the quarter ended June 27, 2003.  This decrease is due to lower interest rates on our cash and marketable securities investments, and to reduced invested cash levels resulting from the repurchase of approximately $15.1 million of our stock from a major stockholder in February 2004.  Interest income net of interest expense as a percentage of net revenues decreased to 0.2% for the quarter ended June 25, 2004 from 0.4% for the quarter ended June 27, 2003.

Other Income (Expense), Net.  Other expense decreased to $0.1 million for the quarter ended June 25, 2004, a decrease of 46.3% from $0.2 million for the quarter ended June 27, 2003.

Income Taxes.  The provision for income taxes for the quarter ended June 25, 2004 was $0.8 million.  The provision was 45% for the quarter ended June 25, 2004, compared to a tax benefit rate of 36.5% for the quarter ended June 27, 2003.  The higher absolute rate in 2004 is due to income taxes we pay in certain states which do not allow for the use of our net operating loss carryforwards to offset income of certain of our subsidiaries.

Results of Operations for the Six Months Ended June 25, 2004 and June 27, 2003

Revenues.  Our net revenues decreased to $134.0 million for the six months ended June 25, 2004, a decrease of 5.2% from $141.4 million for the six months ended June 25, 2003.  Our total revenues decreased to $142.5 million for the six months ended June 25, 2004, a decrease of 4.5% from $149.1 million for the six months ended June 27, 2003.  The decreases were primarily due to declines in our Life Sciences and Health Plan businesses, offset by increases in Health Delivery Outsourcing and the Meditech Service Center.   The Life Sciences segment had the most significant revenue decline ($8.9 million or 32.4%), due to the general decline in the custom software business for pharmaceutical clients, and also due to the completion of a major engagement in the second quarter of 2003.  The Health Plan segment declined by $5.7 million, or 38.5%, due to the completion of several significant projects during 2003, without having new projects to replace them.  Additionally, during the second quarter of 2004, we took a revenue writedown of over $0.8 million on a single project in the Health Plan segment due to a miscommunication with the client’s senior management regarding the scope of the project.  Health Delivery Outsourcing revenues increased by $3.6 million, or 7.6%, due to additional work on existing projects.  The Meditech Service Center revenues increased by $2.8 million, or 28.7%, due to the award of a new outsourcing engagement and other general increases in demand for those services.

 Cost of Services.  Cost of services before reimbursable expenses decreased to $90.4 million for the six months ended June 25, 2004, a decrease of 5.4% from $95.6 million for the six months ended June 27, 2003.  The decrease was primarily due to cost reductions, primarily reduction in headcount, made in response to the revenue declines noted above.  We reduced cost of services by $5.0 million in Life Sciences and $1.6 million in Health Plan.  Additionally, we reduced cost of services by $2.0 million in Health Delivery.  These decreases were partially offset by increased costs in the Meditech Service Center related to the increase in work in that segment.

Gross Profit.  Gross profit decreased to $43.6 million for the six months ended June 25, 2004, a decrease of 4.8% from $45.8 million for the six months ended June 27, 2003.  The decrease was primarily due to reduced gross profits in Life Sciences and Health Plan as a result of the revenue declines noted above.  The decrease in our gross profit was partly offset by an increase in gross profits in our other segments, but primarily Health Delivery Outsourcing due to ongoing cost efficiencies that were achieved on certain contracts beginning in mid-2003.  Gross profit as a percentage of net revenues increased slightly to 32.6% for the six months ended June 25, 2004 from 32.4% for the six months ended June 27, 2003.  This increase was due to the increased margin percentage in most of our segments other than Health Plan.  Given the current revenue mix, our gross profit percentage is not expected to change significantly in the near future; however, a sudden downturn in demand in one or more of our segments or an inability to control costs on our fixed price projects could negatively affect our margin percentage.

Selling Expenses.  Selling expenses decreased to $14.5 million for the six months ended June 25, 2004, a decrease of 12.8% from $16.7 million for the six months ended June 27, 2003.  This decrease was primarily due to a reduction in our sales force which took effect in mid-2003.  Selling expenses as a percentage of net revenues decreased to 10.8% for the six months ended June 25, 2004 from 11.8% for the six months ended June 27, 2003.

General and Administrative Expenses.  General and administrative expenses decreased to $25.8 million for the six months ended June 25, 2004, a decrease of 14.7% from $30.2 million for the six months ended June 27, 2003.  The decrease resulted from cost reductions in the latter part of 2003, including the consolidation of the administrative operations of our recently acquired companies.  General and administrative expenses as a percentage of net revenues decreased to 19.2% for the six months ended June 25, 2004 from 21.3% for the six months ended June 27, 2003.  We expect to hold these expenses at their current level in the near future.

Interest Income, Net.  Interest income, net of interest expense decreased to $0.3 million for the six months ended June 25, 2004, a decrease of 34.8% from $0.5 million for the six months ended June 27, 2003.  This decrease was due to lower interest rates on our cash and marketable securities investments, and to reduced invested cash levels resulting from the repurchase of approximately $15.1 million of our stock from a major stockholder in February 2004.  Interest income net of interest expense as a percentage of net revenues decreased to 0.3% for the six months ended June 25, 2004 from 0.4% for the six months ended June 27, 2003.

Other Income (Expense), Net.  Other expense increased to $0.1 million for the six months ended June 25, 2004 from a negligible amount for the six months ended June 27, 2003.

Expense for Premium on Repurchase of Stock.  In the first quarter of 2004, we repurchased 1.96 million shares of our stock and certain options from a major stockholder at a premium to the then current market price (see Note 11 of Notes to Consolidated Financial Statements).  The aggregate purchase price for the shares and the options represented a premium of approximately 11% to the market price of our common stock on the date we repurchased such stock.  As a result, we recorded a pretax charge of approximately $1.6 million (without any tax benefit) for such premium included in the purchase consideration.

Income Taxes.  The provision for income taxes for the six months ended June 25, 2004 was $1.6 million.  The provision was 80.1% for the six months ended June 25, 2004.  Excluding the nondeductible premium on repurchase of stock described above, the provision was 45% for the six months ended June 25, 2004, compared to a tax benefit rate of 35.0% for the six months ended June 27, 2003.  The higher absolute rate in 2004 is due to income taxes we pay in certain states which do not allow the use of our net operating loss carryforwards to offset income of certain of our subsidiaries.

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

Liquidity and Capital Resources

During the six months ended June 25, 2004, we generated cash flow from operations of $2.7 million.  During the six months ended June 25, 2004, we used $2.4 million in cash to purchase the remaining 47.65% minority interest in FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.), and approximately $3.9 million of cash to purchase property and equipment, primarily computer and related equipment.  At June 25, 2004, we had cash and investments available for sale of $45.1 million compared to $62.6 million at December 26, 2003.

On February 27, 2004, we repurchased all outstanding FCG shares and certain FCG options held by a major stockholder (see Note 11 of Notes to Consolidated Financial Statements).  The aggregate purchase price for such shares and options was $14.8 million in cash, and cancellation of a note owed to us by the stockholder in the amount of $0.3 million.  In addition, in the event we were to announce or consummate a change in control transaction prior to the first anniversary of this transaction, or if we were to enter into negotiations regarding a change in control transaction prior to the first anniversary and subsequently announce publicly a definitive agreement for or consummate a change in control transaction within the 18 months following the closing of this repurchase transaction, we would pay to this former stockholder, upon the closing of such change in control of FCG, an amount equal to the difference between $7.50 per share and the change in control transaction price per share, if such change in control price per share amount was higher.

On October 1, 2003, we entered into an unsecured loan agreement with White Plains Hospital Center requiring us to provide interest free financing of up to $4.1 million if our system implementation at the hospital results in an increase in the hospital’s accounts receivable balance or days outstanding during a 150-day period following the completion of the system implementation.  Any amounts borrowed during this 150-day period are payable 90 days after the borrowing date.  We do not currently expect to make any loans under this agreement until early 2005, if at all.  Since our loans are unsecured, we cannot guarantee that the hospital will repay our loans on a timely basis, if at all.  If our loans are not repaid or repaid in a timely manner, our financial condition would be impacted negatively.

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2005.  There was no outstanding balance under the line of credit at June 25, 2004.

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

The following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 -3 Years	3-5 Years	More than 5 Years	Total
Operating leases, net of subleases	$5,487	$9,811	$4,568	$—	$19,866
Purchase obligations	310	232	—	—	542
Total	$5,797	$10,043	$4,568	$—	$20,408

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At June 25, 2004, we had deferred $1.1 million of such deferred costs.

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

Although software revenues comprised less than 3% of our revenues in the first six months of 2004, they are growing as a proportion of our total revenues.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Many of our more significant software arrangements include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting including the percentage-of-completion methodology over the period of the implementation.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  As of June 25, 2004, we had unbillable revenues included in current unbilled receivables of approximately $1.0 million, which were generally expected to be billed in the following quarter.  In addition, we had a long-term account receivable at June 25, 2004 and December 26, 2003 of $4.7 million and $5.8 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining two and a half years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

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

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses combined with the fact that we are outside the period it is allowable to carry back losses, and also for additional deferred tax assets related to the cumulative effect of our change in revenue recognition method on our outsourcing contracts.  We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized.  Based on those estimates and taking into account our recent history of cumulative losses, we recorded a valuation allowance of $5.5 million in the fourth quarter of fiscal year 2003.  Together with a full valuation allowance of $5.5 million we had already taken against the net operating loss carryforwards of companies we had acquired earlier in the year, at December 26, 2003, we had a valuation allowance of $11.0 million against a total deferred tax asset of $21.1 million.  Based on our belief that it is more likely than not that future taxable income will be sufficient to realize the remaining $10.1 million of deferred tax assets, we have not recorded a valuation allowance against those assets.  However, there is no guarantee that our taxable income will be sufficient to realize such remaining net deferred tax assets, and we will continue to evaluate the potential need for an additional valuation allowance on an ongoing basis.  Additionally, if the realization of a greater amount of our deferred tax assets in the future is considered more likely than not, we will reverse all or a portion of the existing valuation allowance at that time.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.  Our operating results have been negatively impacted by the worldwide economic conditions.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  As of June 25, 2004, we have $17.8 million of goodwill and $3.3 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements).

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

•                  Our ability to reduce our losses in our life sciences business;

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

•                  Our ability to incorporate the use of variable labor staffing into our projects;

•                  The loss of key personnel and other employees;

•                  Changes in our, and our competitors’, business strategy, pricing and billing policies;

•                  The timing of certain general and administrative expenses;

•                  Completing acquisitions and the costs of integrating acquired operations;

•                  Impairment of goodwill from our acquisitions;

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

•                  International currency fluctuations;

•                  Our ability to sublease vacant office space included in previous restructuring charges; and

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

Finally, we reported net losses before the cumulative effect of change in accounting principle for the last three quarters of 2003 as well as a net loss for the first quarter of 2004.  As a result, we cannot assure you that we will achieve positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

Currently, we have eight significant outsourcing relationships. Net revenues from our outsourcing relationships, for the six months ended June 25, 2004, represented approximately 41% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long-term agreements with us.  However, the loss of any of our outsourcing relationships would have a material impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues and profitability from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards, or if we are unable to improve our delivery costs as planned on such engagements.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

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

We have grown, in part, by acquiring complementary businesses that could enhance our capability to serve the healthcare and pharmaceutical industries.  For example, we acquired a majority interest in Codigent Solutions Group, Inc. (renamed FCG Infrastructure Services, Inc.) in 2002 and purchased the remaining minority interest in that entity in the first quarter of 2004.  Also, during the first half of 2003, we acquired Paragon Solutions, Inc., Coactive Systems Corporation, and certain assets of Phyve Corporation. All acquisitions involve risks that could materially and adversely affect our business and operating results.  These risks include:

•                  Distracting management from our business;

•                  Losing key personnel and other employees;

•                  Losing clients;

•                  Costs, delays, and inefficiencies associated with integrating acquired operations and personnel;

•                  The impairment of acquired assets and goodwill;

•                  Acquiring the contingent and other liabilities of the businesses we acquire; and

•                  Not realizing the intended or expected benefits of the acquisitions.

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

Our success depends, to a significant extent, on obtaining additional engagements from our existing clients.  A substantial portion of our revenues is derived from additional services provided to our existing clients.  The loss of a small number of clients, or a reduction in the number of engagements with these clients, may result in a material decline in revenues and cause us to fail to meet public market expectations of our financial performance and operating results.  If we fail to generate additional revenues from our existing clients it may materially adversely affect our business and financial condition.

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

•                  Increasing and uncertain labor costs and high turnover rates;

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

Our current officers, directors, and other affiliates beneficially own approximately 23.8% of our outstanding shares of common stock and approximately 36.5% on a fully diluted basis.  As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock, and approval of new stock and option plans.

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

•                  Domestic and international economic conditions; and

•                  The other risks related to our business discussed above.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents and short-term investments which totaled $45.1 million at June 25, 2004 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.5 million.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of June 25, 2004, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

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

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Stockholders on June 1, 2004. The stockholders elected the Board’s nominees as directors to serve three-year terms expiring at the 2007 Annual Meeting of Stockholders by the votes indicated:

Nominee	Votes in Favor	Votes Against	Abstentions
Michael P. Downey	20,127,779	603,853	0
Robert G. Funari	20,411,120	320,512	0
Fatima J. Reep	20,370,133	361,499	0

The stockholders also ratified our selection of Grant Thornton LLP as our independent auditors for the year ending December 31, 2004, with 20,582,440 votes cast in favor, 64,862 votes cast against and 84,330 votes abstaining from the proposal.

Item 5.  Other Information

In 2003 and the first half of 2004, we paid each non-employee member of our Board of Directors the following amounts for their services as a director: a $10,000 per year retainer (paid in equal quarterly installments) plus $1,000 for each meeting of the Board of Directors and $500 for each Committee meeting attended.  Effective July 1, 2004, the cash compensation payable to each non-employee member of our Board of Directors was modified as follows: a $20,000 per year retainer (paid in equal quarterly installments) plus $1,000 for each Board meeting attended in person, or $500 for each Board meeting attended telephonically.   In addition, each non-employee member of our Board that also serves as the Chairperson of a Board Committee will receive an additional retainer of $8,000 per year (paid in equal quarterly installments), and each non-employee member that serves on a Board Committee in a non-chairperson capacity will receive an additional retainer of $6,000 per year (paid in equal quarterly installments).  No “per meeting” fees will be paid any longer for attendance at Board Committee meetings.  Directors will continue to be reimbursed for certain expenses in connection with attendance at Board of Director and Committee meetings.  In establishing the new director compensation, the Compensation Committee of our Board of Directors retained a third party compensation consulting firm to provide relevant analysis and recommendations.  The Compensation Committee also referenced compensation surveys produced by independent organizations in arriving at the recommended compensation adopted by our Board of Directors.

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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          See Note 1 to Consolidated Financial Statements, “Basic and Diluted Net Income (Loss) Per Share.”

(b)         Reports on Form 8-K

(1)          Form 8-K filed on April 22, 2004 providing the press release announcing our first quarter 2004 financial results (Item 12).

(2)          Form 8-K filed on June 2, 2004 providing a press release announcing the results of our annual stockholder meeting and our expected financial results for the second quarter of 2004 (Items 5, 7 and 12).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: August 4, 2004	/s/LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman of the Board and
Chief Executive Officer

Date: August 4, 2004	/s/WALTER J. MCBRIDE
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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          See Note 1 to Consolidated Financial Statements, “Basic and Diluted Net Income (Loss) Per Share.”