Form 10-Q
period 2004-09-24
FIRST CONSULTING GROUP INC
filed 2004-11-03
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,777,072
(Class)	(Outstanding at October 22, 2004)

First Consulting Group, Inc.

Table of Contents

COVER PAGE

TABLE OF CONTENTS

PART I.FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND NOTES (UNAUDITED)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited)

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 24, 2004	December 26, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,884	$26,826
Short-term investments	25,222	33,803
Accounts receivable, less allowance of $1,392 and $1,974 as of September 24, 2004 and December 26, 2003, respectively	23,606	27,564
Unbilled receivables	12,887	9,947
Deferred income taxes	6,279	6,279
Prepaid expenses and other current assets	2,144	1,713
Total current assets	92,022	106,132

Notes receivable – stockholders	438	432
Long-term investments	1,150	3,216
Property and equipment:
Furniture, equipment, and leasehold improvements	4,519	4,053
Information systems equipment	26,580	23,663
	31,099	27,716
Less accumulated depreciation and amortization	20,369	19,177
	10,730	8,539

Other assets:
Executive benefit trust	8,611	8,144
Long-term account receivable	4,279	5,768
Deferred income taxes	2,076	4,329
Goodwill, net	17,800	15,458
Intangibles, net	2,819	3,800
Other	2,948	1,583
	38,533	39,082
Total assets	$142,873	$157,401

The accompanying notes are an integral part of these financial statements.

	September 24, 2004	December 26, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,116	$1,806
Accrued liabilities	12,088	11,544
Accrued payroll and related taxes	5,501	5,778
Accrued restructuring	1,861	4,613
Accrued vacation	7,025	7,033
Accrued incentive compensation	2,100	1,958
Customer advances	7,129	9,775
Total current liabilities	38,820	42,507
Non-current liabilities:
Accrued restructuring	3,626	4,686
Supplemental executive retirement plan	8,167	7,741
Minority interest	—	657
Total non-current liabilities	11,793	13,084
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,777,072 shares issued and outstanding at September 24, 2004 and 25,902,574 shares issued and outstanding at December 26, 2003	25	26
Additional paid-in capital	90,289	101,706
Retained earnings	2,562	900
Deferred compensation-stock incentive agreements	(187)	(323)
Notes receivable-stockholders	(373)	(488)
Accumulated other comprehensive loss	(56)	(11)
Total stockholders’ equity	92,260	101,810
Total liabilities and stockholders’ equity	$142,873	$157,401

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	(unaudited)		(unaudited)
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Revenues before reimbursements	$66,008	$65,849	$200,028	$207,289
Reimbursements	4,430	4,060	12,866	11,725
Total revenues	70,438	69,909	212,894	219,014

Cost of services before reimbursable expenses	44,227	46,324	134,621	141,916
Reimbursable expenses	4,430	4,060	12,866	11,725
Total cost of services	48,657	50,384	147,487	153,641

Gross profit	21,781	19,525	65,407	65,373

Selling expenses	6,616	7,582	21,144	24,234
General and administrative expenses	13,068	14,831	38,819	45,020
Restructuring, severance, and impairment costs	—	4,179	—	8,093
Income (loss) from operations	2,097	(7,067)	5,444	(11,974)
Other income (expense):
Interest income, net	185	232	529	760
Other income (expense), net	18	(160)	(113)	(164)
Expense for premium on repurchase of stock	—	—	(1,561)	—
Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	2,300	(6,995)	4,299	(11,378)
Income tax provision (benefit)	1,035	(2,448)	2,637	(3,982)
Income (loss) before cumulative effect of change in accounting principle, net of tax	1,265	(4,547)	1,662	(7,396)
Cumulative effect of change in accounting principle,
net of tax	—	—	—	(2,597)
Net income (loss)	$1,265	$(4,547)	$1,662	$(9,993)

Basic & diluted net income (loss) per share:
Basic:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$0.05	$(0.18)	$0.07	$(0.30)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.10)
Net income (loss) per share	$0.05	$(0.18)	$0.07	$(0.40)
Diluted:
Income (loss) before cumulative effect of change in accounting principle, net of tax	$0.05	$(0.18)	$0.07	$(0.30)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.10)
Net income (loss) per share	$0.05	$(0.18)	$0.07	$(0.40)
Weighted average shares used in computing:
Basic net income (loss) per share	24,339	24,944	24,612	24,752
Diluted net income (loss) per share	24,405	24,944	24,789	24,752

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	(unaudited)
	September 24, 2004	September 26, 2003
Cash flows from operating activities:
Net income (loss):	$1,662	$(9,993)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	—	2,597
Depreciation and amortization	3,585	3,646
Intangibles amortization	1,281	657
Premium on capital stock repurchase	1,561	—
Writedown of investment	50	—
Provision (credit) for bad debts, net of adjustments	104	(20)
(Gain) loss on sale of assets	72	(15)
Minority interest in net (income) loss of subsidiaries	(14)	88
Compensation from stock issuances	105	128
Interest income on notes receivable – stockholders	(60)	(85)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	3,854	14,714
Unbilled receivables	(2,940)	(6,494)
Prepaid expenses and other	(759)	239
Long-term account receivable	1,489	1,230
Other assets	(1,365)	(331)
Accounts payable	1,310	1,146
Accrued liabilities	544	1,747
Accrued payroll and related taxes	(277)	1,693
Accrued restructuring	(3,812)	717
Accrued vacation	(8)	268
Accrued incentive compensation	142	(247)
Customer advances	(2,646)	(1,223)
Deferred income taxes	2,253	(5,836)
Supplemental executive retirement plan	(41)	(414)
Other	(44)	335
Net cash provided by operating activities:	6,046	4,547
Cash flows from investing activities:
Proceeds from sale/maturity of investments	10,597	4,035
Purchase of property and equipment	(5,851)	(4,160)
Acquisition of businesses, net of cash acquired	(2,383)	(11,155)
Net cash provided by (used in) investing activities	2,363	(11,280)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	1,344	1,375
Proceeds from notes receivable and tax loan payments	78	533
Capital stock repurchase	(14,773)	—
Net cash (used in) provided by financing activities	(13,351)	1,908
Net change in cash and cash equivalents	(4,942)	(4,825)
Cash and cash equivalents at beginning of period	26,826	27,550
Cash and cash equivalents at end of period	$21,884	$22,725

Cash paid during the period for:
Interest	$14	$27
Income taxes	$778	$311

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1                    Accounting Policies

Basis of Presentation

The consolidated balance sheets of First Consulting Group, Inc. (the “Company” or “FCG”) at September 24, 2004 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended September 24, 2004 and September 26, 2003 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 24, 2004 and the results of operations for the three-month and nine-month periods ended September 24, 2004 and September 26, 2003.  The results of operations and cash flows for the nine-month period ended September 24, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 26, 2003 included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions have been eliminated.

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

The following table presents pro forma net income (loss) had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

		Three Months Ended		Nine Months Ended
		September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003

Net income (loss), as reported		$1,265	$(4,547)	$1,662	$(9,993)
Deduct:Total stock based employee compensation expense determined under fair value method for all awards, net of tax		(425)	(274)	(1,261)	(1,676)
Pro forma net income (loss)		$840	$(4,821)	$401	$(11,669)

Basic income (loss) per share	As reported	$0.05	$(0.18)	$0.07	$(0.40)
	Pro forma	$0.03	$(0.19)	$0.02	$(0.47)

Diluted income (loss) per share	As reported	$0.05	$(0.18)	$0.07	$(0.40)
	Pro forma	$0.03	$(0.19)	$0.02	$(0.47)

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

The following represents a reconciliation of basic and diluted net income (loss) per share for the three-month and nine-month periods ended September 24, 2004 and September 26, 2003 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003

Income (loss) before cumulative effect, net of tax	$1,265	$(4,547)	$1,662	$(7,396)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2,597)
Net income (loss)	$1,265	$(4,547)	$1,662	$(9,993)

Basic weighted average number of shares outstanding	24,339	24,944	24,612	24,752
Effect of dilutive options and contingent shares	66	—	177	—
Diluted weighted average number of shares outstanding	24,405	24,944	24,789	24,752

Basic per share:
Income (loss) before cumulative effect, net of tax	$0.05	$(0.18)	$0.07	$(0.30)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.10)
Net income (loss) per share	$0.05	$(0.18)	$0.07	$(0.40)

Diluted per share:
Income (loss) before cumulative effect, net of tax	$0.05	$(0.18)	$0.07	$(0.30)
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.10)
Net income (loss) per share	$0.05	$(0.18)	$0.07	$(0.40)

For the three months ended September 24, 2004 and September 26, 2003, there were 4,657,173 and 5,056,908 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted earnings per share.  Additionally, at September 24, 2004, there were 443,496 contingent shares related to the acquisition of the remaining minority interest in FCG Infrastructure Services, Inc. (FCGIS) excluded from the calculation of both basic and diluted earnings per share because they were not yet earned.

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

Note 2                    Investments

At September 24, 2004, the Company had approximately $25.2 million in short-term investments.  Such investments were held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were immaterial at September 24, 2004.  Additionally, the Company had $1.2 million of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included in long-term investments.

Note 3                    Long-Term Account Receivable

At September 24, 2004, the Company carried a long-term account receivable of approximately $4.3 million from a single client.  The receivable related to a major outsourcing contract and will be collected over a two year period.

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

Goodwill is evaluated for impairment annually in the fourth quarter of the year, or sooner if an event occurs or circumstances change that may reduce the fair value of a reporting unit, to which specific goodwill applies, below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is primarily determined by using a market approach valuation model based on multiples of revenue. If the carrying value exceeds the fair value, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.  In addition, the Company evaluates intangible assets with definite lives to determine whether adjustment to these amounts or estimated useful lives is required based on current events and circumstances.

The changes in the net carrying amounts of goodwill for the nine months ended September 24, 2004 are as follows (in thousands):

	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Other Businesses	Total

Balance as of December 26, 2003	$1,477	$2,278	$2,001	$9,702	$15,458
Acquired	—	—	1,440	—	1,440
Currency translation adjustment	4	—	—	—	4
Balance as of March 26, 2004	1,481	2,278	3,441	9,702	16,902
Acquired	—	—	—	—	—
Contingent shares released	—	—	899	—	899
Currency translation adjustment	—	—	—	—	—
Balance as of June 25, 2004	1,481	2,278	4,340	9,702	17,801
Acquired	—	—	—	—	—
Contingent shares released	—	—	—	—	—
Currency translation adjustment	(1)	—	—	—	(1)
Balance as of September 24, 2004	$1,480	$2,278	$4,340	$9,702	$17,800

As of September 24, 2004, the Company had the following acquired intangible assets recorded (in thousands):

Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Amortization Period in Years

Software and software development	$1,177	$(822)	$355	2 - 3
Customer related	3,694	(1,283)	2,411	2 - 4
Non-compete agreements	400	(347)	53	2 - 3
Total	$5,271	$(2,452)	$2,819

The following table summarizes the estimated annual amortization expense for these assets (in thousands):

Fiscal Year

2004 (remainder of year)	$441
2005	1,150
2006	773
2007	455
Total	$2,819

Note 6                    Restructuring, Severance, and Impairment Costs

In fiscal year 2002, the Company incurred a restructuring charge of $7.8 million consisting of $4.0 million in severance for the reduction of staff and $3.8 million in facility costs due to facility downsizing.  This restructuring was accounted for in accordance with EITF 94-3 and SAB 100.

Restructuring, severance, and impairment costs of $11.7 million were incurred in fiscal year 2003.  These costs included severance costs of $6.5 million for reduction in staff and $5.2 million for facility downsizing, both primarily related to the significant decline in the Company’s Life Sciences business unit based on the reduction in custom software development services purchased by pharmaceutical clients.  Restructuring charges in 2003 have been accounted for in accordance with SFAS 146.

At September 24, 2004, there was a remaining restructuring liability of $5.5 million, which entirely related to vacated leases and related costs from these restructurings.

The restructuring liability as of September 24, 2004 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Total

Accrued balance at December 26, 2003	$1,665	$7,634	$9,299
Cash payments	(1,665)	(2,147)	(3,812)
Accrued balance at September 24, 2004	$—	$5,487	$5,487

Note 7                    Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months and nine months ended September 24, 2004 and September 26, 2003 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003

Net income (loss)	$1,265	$(4,547)	$1,662	$(9,993)
Foreign currency translation adjustment, net of tax	(162)	(82)	(53)	23
Unrealized gain (loss) on investments	7	6	8	42
Comprehensive income (loss)	$1,110	$(4,623)	$1,617	$(9,928)

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

Note 9                    Disclosure of Segment Information

Commencing with the first quarter of 2004 and due to a reorganization of the Company that took effect at the beginning of 2004, the Company changed its previous segment reporting in accordance with SFAS 131.  The Company now has five reportable operating segments:  health delivery (the delivery of consulting and systems integration services to health delivery and government clients), health plan (the delivery of consulting and systems integration services to health plan clients), life sciences (the delivery of consulting and systems integration services to pharmaceutical and other life sciences clients), health delivery outsourcing (the delivery of outsourcing services to health delivery clients), and Meditech Service Center (the delivery of solutions involving the use of Meditech software to health delivery clients).  Additionally, the Company has several smaller businesses (Paragon Solutions, Inc., staffing services, call center services, and FirstGateways™), which are not included in any of the above segments and are reported as “other business.”

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

Additionally, the Company created three shared service centers that provide services to multiple business segments.  These shared service centers include FCG India, Integration Services, and Infrastructure Services.   The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost.

In accordance with these changes, the Company reclassified some staff among cost of services, selling expenses and general and administrative expenses.  The history shown in the tables below and in the Company’s consolidated statement of operations is consistent with all of these changes.

The Company evaluates its segments’ performance based on revenues and operating income.  Certain selling and general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), are managed at the corporate level and allocated to each operating segment based on either net revenues and/or actual usage.

The following segment information is for the three months and nine months ended September 24, 2004 and September 26, 2003 (in thousands):

For the three months ended September 24, 2004:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals

Revenues before reimbursements	$16,267	$8,812	$24,386	$6,368	$3,770	$6,411	$(6)	$66,008
Reimbursements	2,227	267	169	414	578	187	588	4,430
Total revenues	18,494	9,079	24,555	6,782	4,348	6,598	582	70,438
Cost of services before reimbursable expenses	8,911	5,077	20,329	4,310	2,608	4,489	(1,497)	44,227
Reimbursable expenses	2,227	267	169	414	578	187	588	4,430
Total cost of services	11,138	5,344	20,498	4,724	3,186	4,676	(909)	48,657
Gross profit	7,356	3,735	4,057	2,058	1,162	1,922	1,491	21,781
Selling expenses	2,398	2,015	469	165	673	788	108	6,616
General & administrative expenses	2,818	3,084	2,399	814	727	1,579	1,647	13,068
Income (loss) from operations	$2,140	$(1,364)	$1,189	$1,079	$(238)	$(445)	$(264)	$2,097

For the three months ended September 26, 2003:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals

Revenues before reimbursements	$16,157	$8,760	$23,206	$4,722	$6,208	$6,730	$66	$65,849
Reimbursements	2,385	259	63	381	810	146	16	4,060
Total revenues	18,542	9,019	23,269	5,103	7,018	6,876	82	69,909
Cost of services before reimbursable expenses	9,340	6,375	19,935	3,114	3,498	4,537	(475)	46,324
Reimbursable expenses	2,385	259	63	381	810	146	16	4,060
Total cost of services	11,725	6,634	19,998	3,495	4,308	4,683	(459)	50,384
Gross profit	6,817	2,385	3,271	1,608	2,710	2,193	541	19,525
Selling expenses	2,513	2,322	419	452	1,166	678	32	7,582
General & administrative expenses	2,975	3,925	2,492	1,265	894	1,959	1,321	14,831
Restructuring, severance, and impairment costs	280	2,302	415	6	204	132	840	4,179
Income (loss) from operations	$1,049	$(6,164)	$(55)	$(115)	$446	$(576)	$(1,652)	$(7,067)

For the nine months ended September 24, 2004:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals

Revenues before reimbursements	$48,300	$26,909	$74,935	$18,012	$11,660	$20,200	$12	$200,028
Reimbursements	6,431	753	411	1,241	1,850	562	1,618	12,866
Total revenues	54,731	27,662	75,346	19,253	13,510	20,762	1,630	212,894
Cost of services before reimbursable expenses	25,995	15,467	62,127	12,180	7,705	14,064	(2,917)	134,621
Reimbursable expenses	6,431	753	411	1,241	1,850	562	1,618	12,866
Total cost of services	32,426	16,220	62,538	13,421	9,555	14,626	(1,299)	147,487
Gross profit	22,305	11,442	12,808	5,832	3,955	6,136	2,929	65,407
Selling expenses	7,288	7,030	1,645	627	2,406	2,000	148	21,144
General & administrative expenses	7,907	9,008	7,158	2,415	2,015	4,738	5,578	38,819
Income (loss) from operations	$7,110	$(4,596)	$4,005	$2,790	$(466)	$(602)	$(2,797)	$5,444

For the nine months ended September 26, 2003:

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals

Revenues before reimbursements	$49,361	$35,575	$70,254	$13,720	$19,652	$18,476	$251	$207,289
Reimbursements	6,730	952	209	1,071	2,252	466	45	11,725
Total revenues	56,091	36,527	70,463	14,791	21,904	18,942	296	219,014
Cost of services before reimbursable expenses	28,473	21,793	61,345	8,524	10,202	12,817	(1,238)	141,916
Reimbursable expenses	6,730	952	209	1,071	2,252	466	45	11,725
Total cost of services	35,203	22,745	61,554	9,595	12,454	13,283	(1,193)	153,641
Gross profit	20,888	13,782	8,909	5,196	9,450	5,659	1,489	65,373
Selling expenses	8,486	6,900	1,656	1,225	3,868	2,016	83	24,234
General & administrative expenses	9,119	12,924	7,776	3,302	2,803	5,059	4,037	45,020
Restructuring, severance, and impairment costs	259	6,433	415	6	194	128	658	8,093
Income (loss) from operations	$3,024	$(12,475)	$(938)	$663	$2,585	$(1,544)	$(3,289)	$(11,974)

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

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Internally generated revenues	$18,542	$17,661	$58,840	$54,033
Subcontractor revenues	5,844	5,545	16,095	16,221
Revenues before reimbursements	$24,386	$23,206	$74,935	$70,254

Note 10                  Line of Credit

The Company has a revolving line of credit, under which it is allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2005.  There was no outstanding balance under the line of credit at September 24, 2004.

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

We typically bill for our services on an hourly, fixed-fee, or monthly fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the associate(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have recently been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing have grown from greater than 1% of our net revenues in fiscal year 2003 to almost 3% of our net revenues in the first nine months of fiscal year 2004, and we expect our software licensing revenues to continue to grow.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of September 24, 2004, approximately 1,279 of our 2,409 employees (associates) are billable associates.  Another 782 employees are part of our outsourcing business.  The salaries and benefits of such billable associates and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 14.4% of our workforce, or 348 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to:

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

Results of Operations for the Three Months Ended September 24, 2004 and September 26, 2003

Revenues.  Our net revenues increased to $66.0 million for the quarter ended September 24, 2004, an increase of 0.2% from $65.8 million for the quarter ended September 26, 2003.  Our total revenues increased to $70.4 million for the quarter ended September 24, 2004, an increase of 0.8% from $69.9 million for the quarter ended September 26, 2003.  The minor net increases were the result of increases in our Meditech and Health Delivery Outsourcing businesses, offset by a decrease in Health Plan.  The Meditech segment had the most significant net revenue increase ($1.6 million or 34.9%) due to the award of a new Meditech outsourcing engagement and other general increases in demand for Meditech services.   Additionally, the Health Delivery Outsourcing segment net revenues increased $1.2 million or 5.1% from additional work on existing projects.  The Health Plan segment net revenues decreased $2.4 million or 39.3% due to the completion of several significant projects during late 2003 and early 2004, without having new projects to replace them.  Overall business trends are expected to be similar in the fourth quarter of fiscal year 2004 compared to the third quarter.  Since December 31, 2004 occurs on a Friday, thus adding a 53rd week to the fiscal year and a 14th week to the fiscal fourth quarter, our revenues and costs for the fourth quarter are expected to be higher than recent history and trends would otherwise indicate, although much less than a full one-thirteenth higher, since the extra week encompasses much of the slow holiday period.

Cost of Services.  Cost of services before reimbursable expenses decreased to $44.2 million for the quarter ended September 24, 2004, a decrease of 4.5% from $46.3 million for the quarter ended September 26, 2003.  The most significant reason for the decrease was a reduction in headcount in Life Sciences, exclusive of some offshore associates transferred in Life Sciences in the third quarter of 2004.  Additionally, headcount decreased in Health Plan, related to the decline in revenues in that segment.  Because of the additional week in our fiscal fourth quarter of fiscal 2004 (see “Revenues” above), there will be an unusual increase in cost of service in that quarter proportional to the extra revenue we receive.

Gross Profit.  Gross profit increased to $21.8 million for the quarter ended September 24, 2004, an increase of 11.6% from $19.5 million for the quarter ended September 26, 2003.  The increase was primarily due to increased gross profit in Life Sciences which was attributable to the cost of services decrease noted above.  Additionally, Health Delivery Outsourcing gross profit increased due to ongoing cost efficiencies that were achieved on certain contracts, and Meditech gross margin increased in line with the revenue increase in that segment.  These increases were partially offset by a $1.5 million decline in Health Plan margin due to the major decline in revenues in that segment.  Gross profit as a percentage of net revenues increased to 33.0% for the quarter ended September 24, 2004 from 29.7% for the quarter ended September 26, 2003 due to increased margin percentage in all segments other than Health Plan, Meditech, and Other Business.  Given the current revenue mix, our gross profit percentage is not expected to change significantly in the near future; however, a sudden downturn in demand in one or more of our segments or an inability to control costs on our fixed price projects could negatively affect our margin percentage.

Selling Expenses.  Selling expenses decreased to $6.6 million for the quarter ended September 24, 2004, a decrease of 12.7% from $7.6 million for the quarter ended September 26, 2003.  This decrease is primarily due to a reduction in our sales force.  Selling expenses as a percentage of net revenues decreased to 10.0% for the quarter ended September 24, 2004 from 11.5% for the quarter ended September 26, 2003.

General and Administrative Expenses.  General and administrative expenses decreased to $13.1 million for the quarter ended September 24, 2004, a decrease of 11.9% from $14.8 million for the quarter ended September 26, 2003.  The decrease resulted from cost reductions in late 2003, including the consolidation of the administrative operations of several of our acquired companies.  General and administrative expenses as a percentage of net revenues decreased to 19.8% for the quarter ended September 24, 2004 from 22.5% for the quarter ended September 26, 2003.  We expect to hold general and administrative expenses, measured in absolute dollars, at their current level in the near future.

Restructuring, Severance, and Impairment Costs.  Restructuring, severance, and impairment costs were zero for the three months ended September 24, 2004 compared to $4.2 million for the three months ended September 26, 2003.  Restructuring, severance, and impairment costs for the three months ended September 26, 2003 included approximately $3.6 million of severance costs related to staff reductions and $0.6 million for facility downsizing and fixed asset write-downs.

Interest Income, Net.  Interest income, net of interest expense, remained at approximately the same $0.2 million level for the quarter ended September 24, 2004 as compared to the quarter ended September 26, 2003.  Interest income net of interest expense as a percentage of net revenues decreased to 0.3% for the quarter ended September 24, 2004 from 0.4% for the quarter ended September 26, 2003.

Other Income (Expense), Net.  Other income (expense) was negligible for the quarter ended September 24, 2004 compared to other income (expense) of $0.2 million for the quarter ended September 26, 2003.

Income Taxes.  The provision for income taxes for the quarter ended September 24, 2004 was $1.0 million.  The provision was 45% for the quarter ended September 24, 2004, compared to a tax benefit rate of 35% for the quarter ended September 26, 2003.  The higher absolute rate in 2004 is due to income taxes we pay in certain states which do not allow for the use of our net operating loss carryforwards to offset income of certain of our subsidiaries, and to the nondeductibility of certain of our expenses.

Results of Operations for the Nine Months Ended September 24, 2004 and September 26, 2003

Revenues.  Our net revenues decreased to $200.0 million for the nine months ended September 24, 2004, a decrease of 3.5% from $207.3 million for the nine months ended September 26, 2003.  Our total revenues decreased to $212.9 million for the nine months ended September 24, 2004, a decrease of 2.8% from $219.0 million for the nine months ended September 26, 2003.  The decreases were primarily due to declines in our Life Sciences and Health Plan businesses, partly offset by increases in Health Delivery Outsourcing and the Meditech Service Center.   The Life Sciences segment had the most significant net revenue decline ($8.7 million or 24.4%), due to the general decline in the custom software business for pharmaceutical clients, and also due to the completion of a major engagement midway through 2003.  The Health Plan segment declined by $8.0 million, or 40.7%, due to the completion of several significant projects during 2003 and early 2004, without having new projects to replace them.  Health Delivery Outsourcing net revenues increased by $4.7 million, or 6.7%, due to additional work on existing projects.  The Meditech Service Center net revenues increased by $4.3 million, or 31.3%, due to the award of a new Meditech outsourcing engagement and other general increases in demand for Meditech services.

Cost of Services.  Cost of services before reimbursable expenses decreased to $134.6 million for the nine months ended September 24, 2004, a decrease of 5.1% from $141.9 million for the nine months ended September 26, 2003.  The decrease was primarily due to cost reductions, primarily reductions in headcount, made in response to the revenue declines noted above.  We reduced cost of services by $6.3 million in Life Sciences and by $2.5 million in Health Plan. We also reduced cost of services in Health Delivery, despite only a smaller decline in revenues, as we gained efficiencies and improved utilization percentages in that segment.  These decreases in cost of services were partially offset by increased costs in the Meditech Service Center related to the increase in work in that segment.

Gross Profit.  Gross profit remained the same for the nine months ended September 24, 2004 and for the nine months ended September 26, 2003 at $65.4 million.  Gross profit as a percentage of net revenues increased to 32.7% for the nine months ended September 24, 2004 from 31.5% for the nine months ended September 26, 2003.  This increase was due to the increased margin percentage in most of our segments other than Health Plan and Life Sciences, where the significant declines in revenues led to decreases in gross margin.  Given the current revenues mix, our gross profit percentage is not expected to change significantly in the near future; however, a sudden downturn in demand in one or more of our segments or an inability to control costs on our fixed price projects could negatively affect our margin percentage.

Selling Expenses.  Selling expenses decreased to $21.1 million for the nine months ended September 24, 2004, a decrease of 12.8% from $24.2 million for the nine months ended September 26, 2003.  This decrease was primarily due to a reduction in our sales force.  Selling expenses as a percentage of net revenues decreased to 10.6% for the nine months ended September 24, 2004 from 11.7% for the nine months ended September 26, 2003.

General and Administrative Expenses.  General and administrative expenses decreased to $38.8 million for the nine months ended September 24, 2004, a decrease of 13.8% from $45.0 million for the nine months ended September 26, 2003.  The decrease resulted from cost reductions in the latter part of 2003, including the consolidation of the administrative operations of several of our acquired companies.  General and administrative expenses as a percentage of net revenues decreased to 19.4% for the nine months ended September 24, 2004 from 21.7% for the nine months ended September 26, 2003.  We expect to hold these expenses at their current level in the near future.

Restructuring, Severance, and Impairment Costs.  Restructuring, severance, and impairment costs were zero for the nine months ended September 24, 2004 compared to $8.1 million for the nine months ended September 26, 2003.  Restructuring, severance and impairment costs for the nine months ended September 26, 2003 included approximately $4.3 million of severance costs related to staff reductions and approximately $3.8 million for facility downsizing and fixed asset write-downs.

Interest Income, Net.  Interest income, net of interest expense decreased to $0.5 million for the nine months ended September 24, 2004, a decrease of 30.4% from $0.8 million for the nine months ended September 26, 2003.  This decrease was due to lower interest rates on our cash and marketable securities investments, and to reduced invested cash levels resulting from the repurchase of approximately $15.1 million of our stock from a major stockholder in February 2004.  Interest income net of interest expense as a percentage of net revenues decreased to 0.3% for the nine months ended September 24, 2004 from 0.4% for the nine months ended September 26, 2003.

Other Income (Expense), Net.  Other expense decreased to $0.1 million for the nine months ended September 24, 2004 from $0.2 million for the nine months ended September 26, 2003.

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

Income Taxes.  The provision for income taxes for the nine months ended September 24, 2004 was $2.6 million.  The provision was 61.3% for the nine months ended September 24, 2004.  Excluding the nondeductible premium on repurchase of stock described above, the provision was 45% for the nine months ended September 24, 2004, compared to a tax benefit rate of 35% for the nine months ended September 26, 2003.  The higher absolute rate in 2004 is due to income taxes we pay in certain states which do not allow the use of our net operating loss carryforwards to offset income of certain of our subsidiaries, and to the nondeductibility of certain of our expenses.

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

Liquidity and Capital Resources

During the nine months ended September 24, 2004, we generated cash flow from operations of $6.0 million.  During the nine months ended September 24, 2004, we used $2.4 million in cash to purchase the remaining 47.65% minority interest in FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.), and approximately $5.9 million of cash to purchase property and equipment, primarily computer and related equipment.  At September 24, 2004, we had cash and investments available for sale of $47.1 million compared to $62.6 million at December 26, 2003.

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

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2005.  There was no outstanding balance under the line of credit at September 24, 2004.

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

Our cash may decline slightly during the fourth quarter where it otherwise might not have, since the extra week added to the quarter due to our fiscal calendar (see “Revenues” above) will generate an additional full semi-monthly payroll payment which will be paid on the last day of the fiscal year.  Payroll is our largest cash expense in the firm.

The following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 -3 Years	3-5 Years	More than 5 Years	Total

Operating leases, net of subleases	$5,459	$9,596	$3,472	$—	$18,527
Purchase obligations	310	154	—	—	464
Total	$5,769	$9,750	$3,472	$—	$18,991

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At September 24, 2004, we had deferred $1.4 million of such deferred costs.

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

Although software revenues comprised less than 3% of our revenues in the first nine months of 2004, they are growing as a proportion of our total revenues.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of

Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Many of our more significant software arrangements include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting including the percentage-of-completion methodology over the period of the implementation.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts occur when revenues recognized exceed billings in accordance with the contractual terms.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per contract, or in accordance with the percentage of completion method.  As of September 24, 2004, we had unbillable revenues included in current unbilled receivables of approximately $3.8 million, which were generally expected to be billed in the following quarter.  In addition, we had a long-term account receivable at September 24, 2004 and December 26, 2003 of $4.3 million and $5.8 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining two and a half years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

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

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses combined with the fact that we are outside the period it is allowable to carry back losses, and also for additional deferred tax assets related to the cumulative effect of our change in revenue recognition method on our outsourcing contracts.  We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized.  Based on those estimates and taking into account our recent history of cumulative losses, we recorded a valuation allowance of $5.5 million in the fourth quarter of fiscal year 2003.  Together with a full valuation allowance of $5.5 million we had already taken against the net operating loss carryforwards of companies we had acquired earlier in the year, at December 26, 2003, we had a valuation allowance of $11.0 million against a total deferred tax asset of $21.1 million.  Based on our belief that it is more likely than not that future taxable income will be sufficient to realize the remaining $8.4 million of deferred tax assets, we have not recorded a valuation allowance against those assets.  However, there is no guarantee that our taxable income will be sufficient to realize such remaining net deferred tax assets, and we will continue to evaluate the potential need for an additional valuation allowance on an ongoing basis.  Additionally, if the realization of a greater amount of our deferred tax assets in the future is considered more likely than not, we will reverse all or a portion of the existing valuation allowance at that time.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.  Our operating results have been negatively impacted by the worldwide economic conditions.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  As of September 24, 2004, we have $17.8 million of goodwill and $2.8 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements).

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

Net revenues from our outsourcing relationships, for the nine months ended September 24, 2004, represented approximately 41% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long-term agreements with us.  However, the loss of any of our outsourcing relationships could have an adverse impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues and profitability from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards, or if we are unable to improve our delivery costs as planned on such engagements.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

In addition, many of our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management, and complete the initial transformation of our client’s information technology functioning to provide improved service at a lower cost and meet agreed-upon service levels.  Often, we recover this investment through payments over the life of the outsourcing agreement.  If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments.  Any failure by us to recover these investments could reduce our outsourcing revenue, which would have a material adverse effect on our financial condition, results of operations, and price of our common stock.

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

We have publicly announced our strategy to increase our investment in product development, including further investment in FirstDocTM as well as investment in FirstGatewaysTM.  These investments are in addition to continuing our investments in other emerging service lines and products.  We typically do not capitalize the cost of our product development activities and do not anticipate capitalizing expected investments this year.  As a result, our financial results may be adversely impacted by such increased investment in the short term.  If such product development activities or investment in our emerging service lines do not result in relevant offerings, we will not achieve desired levels of return on these investments.  As a result, our business and results of operations could be adversely affected.

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

•                  Changes in availability of, and requirements for, the types of work visas we may seek for our foreign employees working in the U.S.;

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

•                  Adverse changes in regulatory requirements; and

•                  Economic or political instability.

We have been performing services in Europe for international clients for several years. We ceased performing healthcare consulting services for European clients in 2000, but continue to provide our services in Europe to pharmaceutical clients.  We cannot assure you that we will be able to become profitable in our European operations, which may materially adversely affect our financial condition, results of operations, and price for our common stock.

Our acquisition of Paragon Solutions, Inc. provided us a means to implement our global sourcing strategy to provide software development and other information technology services to our clients.  If we are unable to realize perceived cost benefits of such a strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted. Further, our international operations in Vietnam and India subject our business to a variety of risks and uncertainties unique to operating businesses in these countries, including the risk factors discussed above.

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

•                  Other healthcare consulting and outsourcing firms; and

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

We have a number of relationships with software and hardware vendors.  For example, our life sciences business is highly dependent upon a non-exclusive relationship with EMC Documentum, a vendor of document management software applications with which we integrate our FirstDoc TM solution.

We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with a particular vendor.  In addition, our clients may request that we host or operate a vendor application as part of a hosting or outsourcing relationship, which may require the consent or cooperation of the vendor.  As a result, we believe that our relationship with vendors is important to our operations, including our sales, marketing, and support activities.  If we fail to maintain our relationships with these vendors, or fail to establish additional new relationships, our business could be materially adversely affected.

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

Our success depends, in part, on not infringing patents, copyrights, and other intellectual property rights held by others.  We do not know whether patents held or patent applications filed by third parties (i.e., in the area of enterprise content management) may force us to alter our methods of business and operation or require us to obtain licenses from third parties.  If we attempt to obtain such licenses, we do not know whether we will be granted licenses or whether the terms of those licenses will be fair or acceptable to us.  Third parties may assert infringement claims against us in the future.  Such claims may result in protracted and costly litigation, penalties, and fines that could adversely affect our business regardless of the merits of such claims.

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

Our current officers, directors, and other affiliates beneficially own approximately 24.7% of our outstanding shares of common stock and approximately 37.2% on a fully diluted basis.  As a result, our existing management, if acting together, may be able to exercise control over or significantly influence matters requiring stockholder approval, including the election of directors, mergers, consolidations, sales of all or substantially all of our assets, issuance of additional shares of stock, and approval of new stock and option plans.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents and short-term investments which totaled $47.1 million at September 24, 2004 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.5 million.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of September 24, 2004, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

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

FIRST CONSULTING GROUP, INC.

Date: November 3, 2004	/s/LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman of the Board and
Chief Executive Officer

Date: November 3, 2004	/s/WALTER J. MCBRIDE
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