Form 10-K
period 2004-12-31
FIRST CONSULTING GROUP INC
filed 2005-03-16
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  Yes  ☒  No   ☐

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant at June 25, 2004 was approximately $103,391,133, based on the closing price of such common equity on such date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,304,397
(Class)	(Outstanding at February 25, 2005)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information that will be filed with the Securities and Exchange Commission by April 29, 2005, either as part of Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

TABLE OF CONTENTS

PART I
	ITEM 1.	BUSINESS
• General
• Clients and Services
• Sales and Marketing
• Research and Knowledge Sharing
• Competition
• Limited Protection of Proprietary Information and Procedures
• Employees
• Vendor Relationships
• Other Information
• Risks Relating to Our Business
	ITEM 2.	PROPERTIES
	ITEM 3.	LEGAL PROCEEDINGS
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
	ITEM 6.	SELECTED FINANCIAL DATA
	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
• Overview
• Comparison of the Years Ended December 31, 2004 and December 26, 2003
• Comparison of the Years Ended December 26, 2003 and December 27, 2002
• Quarterly Financial Results
• Liquidity and Capital Resources
• Critical Accounting Policies and Estimates
	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	ITEM 9A.	CONTROLS AND PROCEDURES
	ITEM 9B.	OTHER INFORMATION

PART III
	ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
	ITEM 11.	EXECUTIVE COMPENSATION
	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
	ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

i

PART I

Cautionary Statement

This report contains forward-looking statements which include, but are not limited to, statements regarding (i) the prospective growth and profitability of our business and (ii) our anticipated revenues, earnings per share and other operating results.  These forward-looking statements involve known and unknown risks which may cause our actual results and performance to be materially different from the future results and performance stated or implied by the forward looking statements. Some of the risks investors should consider include the following: (a) the unpredictable nature of our pipeline of potential business and of negotiations with clients on new outsourcing and other engagements, resulting in uncertainty as to whether and when we will enter into new agreements and whether those agreements will be on terms favorable to us; (b) the unpredictable nature of our clients’ businesses and markets, which could result in clients canceling, modifying or delaying current or prospective engagements with us; (c) the importance of our personnel to our operations, including whether we can attract and retain qualified personnel and keep those personnel utilized on client engagements in order to achieve projected growth, revenues and earnings; (d) our ability to deliver services on an offsite and/or blended shore basis from a global operations base, including Nashville, Tennessee, Asia and Europe; and (e) other risk factors referenced in this report.

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

The section entitled “Risks Relating to our Business” set forth at the end of Part I, Item 1 of this report and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report discuss the material risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report before deciding to invest in us or to maintain or increase your investment.  This cautionary statement and others made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1.                                                     BUSINESS

General

We provide outsourcing, consulting, systems implementation and integration, software development, and research services primarily for healthcare, pharmaceutical, and other life sciences organizations throughout North America, Europe, and Asia.  Through combinations of onsite, offsite, and offshore outsourced services, we provide low cost, high quality offerings to improve our client’s performance.  Our consulting and integration services increase clients’ operations effectiveness through improved uses of information technology, resulting in reduced costs, improved customer service, enhanced quality of patient care, and more rapid introduction of new pharmaceutical compounds.  We apply industry knowledge and operations improvement skills, combined with advanced information technologies, to make improvements in healthcare delivery, healthcare financing and administration, health maintenance and new drug development and commercialization.  Through our services, we offer industry-specific expertise to objectively evaluate, select, develop, implement and manage information systems, networks and applications. Our employees possess expertise in clinical, financial, and administrative processes, information technologies, and applications.  We provide this expertise to our clients through domain-specific products and by assembling multi-disciplinary teams that provide comprehensive services across the principal services of outsourcing, consulting, systems implementation, and integration.  Our employees are supported by internal research and a centralized information system that provides access to current industry information and project methodologies, experiences, models, and tools.  We believe that our success is attributable to strong relationships with industry leading clients, our industry and technical expertise, our high quality and cost effective delivery model, a professional environment that fosters employee recruitment and retention, and the depth and breadth of our services.  We were organized in 1980 as a California corporation, and in February 1998, we reincorporated as a Delaware corporation.

Clients and Services

Our clients include integrated delivery networks, or IDNs, health plans, acute care centers, academic medical centers, physician organizations, governmental agencies, pharmaceutical companies, biotech companies and other organizations.  We have worked for many of the pharmaceutical and life sciences companies listed in Fortune’s Global 500, 16 of the top 20 U.S. managed care firms, 17 of the top 20 U.S. IDNs, and the two largest U.S government healthcare IDNs.

Our principal services consist of outsourcing, consulting, systems implementation and integration. We believe that our clients’ overall operations effectiveness is dependent upon a solid business strategy and the implementation of improved business processes supported by information management.  We also believe that these elements are interdependent and therefore must be integrated in order to be successful.  We offer our clients an integrated approach through multi-disciplinary teams with expertise across these services areas.  In certain of our businesses, we also offer proprietary software products that are designed to optimize other client systems or processes.  In our consulting and systems integration practice, we are typically engaged on a project basis and assemble client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments.  We may assemble several client teams to serve the needs of a single client.  We provide services at the client site to senior-level management and other personnel within the client organization. In our outsourcing practice, we typically are engaged on a multi-year basis.  Our services include full information technology outsourcing, process and application outsourcing, business process outsourcing and discrete functional outsourcing such as “help desk” services.

We have recently realigned our organization to provide our services in the following areas – Health Delivery Services (which includes certain Meditech-related services); Health Delivery Outsourcing (which includes Meditech Outsourcing); Health Plans; Life Sciences; and Government and Technology Services (which includes government clients, services provided by our subsidiary, Paragon Solutions, Inc., and staffing services).  Additionally, we have several shared service centers that provide services to our multiple business segments.  These shared service centers include FCG India, Integration Services, and Infrastructure Services.  The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost.  Please refer to Note Q of our consolidated financial statements and related notes included with this annual report for a description, by business unit and by geographic segment, of certain financial information for the last three fiscal years.  Additionally, we changed our internal organization at the beginning of 2004 which caused our reportable segments to change.  We have restated the corresponding items of our segment information for the applicable earlier periods in our consolidated financial statements included within this annual report.

Health Delivery Services

The healthcare industry continues to experience significant pressures for change and improvement. Rising costs for clinical and other personnel, new technologies and drugs, plus a growing patient population have created new demands for cost management solutions that do not sacrifice quality of care.  More sophisticated consumers are acquiring knowledge about healthcare options through the media and the Internet, and are demanding more service and convenience.  Government regulations are increasing the need for new technology while, at the same time, straining existing capital budgets.  We believe that healthcare organizations must all respond by offering measurable quality and service improvements, while remaining competitive from a cost standpoint.

Since our inception in 1980, we have served hundreds of healthcare delivery clients, including hospitals, IDNs, health trusts, academic medical centers, clinics, physician organizations, home healthcare companies, skilled nursing facilities, and related providers.  Our focus on developing and implementing integrated solutions enables our clients to achieve market differentiation, improve customer service and quality, manage cost and supply chains more efficiently, and optimize their information systems and processes.

Our expertise includes business and clinical process improvement, care/disease management, clinical transformation, patient safety and computerized physician order entry (CPOE), enterprise resource planning, revenue cycle management, and clinical system implementation and integration services.  Our offerings include application management and hosting services, which can be provided onsite, offsite, and offshore.  We also help our clients with strategic systems planning and optimization of their information technology (IT) investments, including IT services-management, systems selections, disaster recovery, digital imaging, and data management strategies interwoven with process improvement techniques.  Our key vendor competencies include, among others, Cerner, EPIC, Eclipsys, IDX, Lawson, Medical Information Technology, Inc. (MEDITECH), SeeBeyond, and Siemens.  Additionally, we assist clients through a full range of Health Insurance Portability and Accountability Act (HIPAA) compliance services.

From front end IT strategy and assessments to integration and implementation, to back-end operations, we provide the depth and breadth of expertise to address clients’ specific clinical, financial, operational, and technical needs, bringing teams of experienced professionals who have solved similar problems many times before.

Health Delivery Outsourcing Services

We provide IT outsourcing services that include hiring the IT staff of clients and operating part or all of the IT operations either at the client site, offsite in a consolidated service center, or offshore in a development/service center.  Through these services, we provide long-term IT management expertise, tailoring our efforts specifically to the client’s culture, strategy, and business needs. We offer a wide range of outsourcing services, including assessment/due diligence, program management, discrete outsourcing, application hosting, business process outsourcing and full IT outsourcing. Our assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of their IT functions. This assessment enables senior management of the client to determine the appropriateness of outsourcing part or all of their IT functions, relative to their financial condition, strategic objectives, internal IT capabilities and overall direction.

Our typical outsourcing engagement is a long-term, multi-year engagement with the client where we hire some or substantially all of the client’s IT staff and we transform the client’s IT process in an effort to provide improved service and complete management of the IT function at a lower cost.  We continue to provide certain of the outsourcing services from the client’s site while other services are moved offsite.  In the infrastructure area, the client either retains ownership of the related assets (e.g., data center, and all hardware and software) or we provide these services offsite through our Nashville, Tennessee operations center, or a third party infrastructure firm provides them on a subcontracted basis.  The aggregate amount of our revenue that was attributed to a single third party infrastructure provider in 2004 and 2003 was approximately $22.3 million and $21.4 million, respectively.  We typically create service level agreements for a fixed fee for the level of service specified, and an adjustment in the fee for different levels or volumes of service.  We also offer program management and discrete outsourcing services to clients on an “as needed” basis.

At December 31, 2004, we had eleven active outsourcing relationships representing 49 hospitals and other health care facilities.  The substantial majority of our outsourcing revenues are received from four large outsourcing accounts that have signed long-term agreements with us (University of Pennsylvania Health System, New York Presbyterian Hospital, University Hospitals Health System in Cleveland and UMass Memorial Health Care).  In each of these engagements, our clients have fully outsourced their IT staff and functions to us.

Our agreement with New York Presbyterian is a seven-year engagement due to expire in December 2006.  We received approximately $33.2 million from this engagement in 2004, or 12.3% of our consolidated net revenues.  Our agreement with the University of Pennsylvania Health System is a five-year engagement due to expire in March 2006.  We received approximately $23.8 million from this engagement in 2004, or 8.8% of our consolidated net revenues. Our agreement with University Hospitals Health Systems is a five-year engagement due to expire in June 2007.  We received approximately $26.0 million from this engagement in 2004, or 9.6% of our consolidated net revenues.  Our agreement with UMass Memorial Health Care is a seven-year engagement due to expire in June 2009.  We received approximately $13.0 million from this engagement in 2004, or 4.8% of our consolidated net revenues.  Our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee, or upon our material failure to provide the agreed upon services in our contracts.  If any of our significant outsourcing clients were to terminate their agreements with us, our business and financial condition would be materially adversely affected.

In February 2005, we discontinued providing telephone based marketing and information services (i.e., nurse help line/triage and physician referral) that we had acquired as part of the acquisition of Coactive Systems Corporation in May 2003.  The discontinuation of this service line does not impact our extensive IT help desk services that we provide to our full and discrete outsourcing clients.

Health Plans

To remain competitive, we believe health plan must continuously look at ways to reduce medical and administrative costs, improve customer service, enhance benefit plan features, and build market share.  We provide our clients with expertise in a wide range of health plan operations, program management, and health plan information systems.

We seek to improve health plan performance with integrated solutions that link our clients’ strategy, processes, technology, and people to healthcare providers, consumers, and purchasers. Our services focus on business results, with the objective of helping our clients realize benefits sooner and achieve measurable results, including market differentiation and cost savings through a variety of consulting and technology services.  We assist our clients with business process design, business process automation, operations improvement, strategic and tactical planning, core administrative systems selection, replacement and consolidation, enterprise portal development, enterprise information management, enterprise architecture planning, technology infrastructure, and staff augmentation.

We help our clients automate and improve core health plan processes such as claims administration, provider contracting and reimbursement, servicing members, and reporting.  We identify and implement supporting information management solutions.  We provide strategy, design, and implementation expertise in IT, customer service call center, and messaging services optimization.  We offer business continuity and disaster recovery planning.  We assist health plans in systems implementation across all these areas, while applying process redesign techniques to ensure that clients maximize the benefits from their IT investments.  We also provide custom development services to automate those processes that are not automated by the core administrative applications.

We have in depth knowledge of several core administrative information technology systems including, AMISYS, Trizetto Facets, and QMACS.  Our knowledge of these systems, as well as related ancillary systems, improves time to benefit for system implementations and operations improvement engagements.  We use our in-depth knowledge of the core system applications both to provide information technology outsourcing and hosting for these core administrative applications.  We have developed a unique high quality, low cost blended shore delivery approach to all of our services, built upon our deep health plan domain onshore expertise and our low cost, experienced offshore development and application management resources.

Government and Technology Services (GTS)

We believe that federal, state, and local government agencies need to improve access to and delivery of health care, refine administrative and financial processes, reduce overall operating costs, and enhance the quality and delivery of information.  Whether addressing individual patient care issues, overall patient safety or global bio-terrorism detection, information management and technology is a key element to the successful management and the delivery of health services.  Like private sector businesses, the government faces additional challenges such as limited access to highly trained clinicians, support personnel, and IT specialists.

We have provided services to the Department of Defense, the Department of Veterans Affairs, and the Department of Health and Human Services through a series of strategic business and clinical planning efforts, reengineering of clinical and business practices, change management services, and information management/IT assessments, selections and implementations.  We have several government-wide contracting vehicles including a General Services Administration Information Technology Professional Services contract and a Management, Organizational and Business Improvement Services contract.  We are also a partner on several contract vehicles including D/SIDDOMS III (DoD Systems Integration, Design, Development, Operations and Maintenance Services) Millennia Lite, CIOSP II, Image World, Medicare Managed Care Program Integrity Contractor, and a Blanket Purchase Agreement with the Department of Defense and the Veterans Affairs Central Office in Washington, D.C.  From clinical to administrative to financial services, our services to government healthcare parallel those to the private sector.  We guide public sector health agencies through business and clinical transformation, customer relationship management, revenue cycle, compliance assessment (independent verification and validation) and planning, information management/information technology strategy, planning and assessments, medical management, and resource management.  We are also providing IT solutions to public sector agencies, including architecture assessment and planning, application development, data warehousing, and eHealth technologies including physician-patient messaging and wireless technologies.

Our government and technology services group delivers business integration technology services to the health delivery, health plan, life sciences, and non-healthcare markets.  Our expertise and experience in application integration, application development, business intelligence and packaged application system technologies allow our clients to quickly realize a return on their investment.  Our services include composite application development, business process management and automation, and executive dashboards of key performance indicators.  We complement Capability Maturity Model Integrated (CMMI) level 5 rated development methodologies with deep domain knowledge to provide a low cost, high value collection of services that address specific business automation needs.  We provide our services on a fixed fee, per-hour, or fixed-fee per month basis utilizing a blended shore pricing model that often rivals comparable full time equivalent costs.

Our enterprise services include:

•                  Enterprise Application Integration

•                  Enterprise Application Development

•                  Enterprise Information Data Management and Integration – data architecture, EDI, interface engines

•                  Packaged Application System Technology Support for various vendor applications, such as:  Facets, Epic, Lawson, Eclipsys, Cerner, IDX, Amisys

•                  Technology Operations Management

We have expertise in working with a wide range of technologies and technology vendors across these areas, such as:

•	Cisco Systems
•	.Net
•	J2EE
•	Quovadx
•	Oracle Corporation
•	SeeBeyond

In February 2003, we acquired Paragon Solutions, Inc.  Our acquisition of Paragon provided us a means to implement our global sourcing strategy and provide software development and other IT services.  Paragon has software development centers in Atlanta, Georgia, Bangalore, India and Ho Chi Minh City, Vietnam. This offshore/onshore business model provides us with the capability to provide lower cost and high quality software development to our healthcare, life sciences, and non-healthcare markets. The most common measure of software development process is the CMMI metric of the Software Engineering Institute (SEI). There are five CMMI levels, and Paragon is currently certified at the highest level, CMMI 5 in both its India and Vietnam development centers.  This significant achievement represents our commitment to providing high quality, low cost technology services to our clients. This certification, combined with deep industry expertise and a blended shore delivery model, further minimizes risk and maximizes the value we bring to our clients. Clients benefit from improved internal business processes that increase quality, productivity and decrease cycle times, while stimulating learning and growth.

Life Sciences

Our Life Sciences practice serves leading pharmaceutical, biotechnology, medical device, and related organizations throughout North America, Europe, and Japan.  We have served more than half of the top 50 global pharmaceutical companies.  Through a broad range of consulting, technology, integration, application development, validation and quality assurance, staff augmentation, and outsourcing services, and through software products, we design, develop and maintain the processes and information systems used by life sciences enterprises in all aspects of the drug development and commercialization lifecycle.  We seek to help our life sciences clients comply with regulations, reduce costs, improve business processes, increase customer satisfaction, and bring products to market faster.

We have built deep domain expertise in core functions across the pharmaceutical enterprise: clinical, research and development, manufacturing and commercial operations.   Our cross-functional, enterprise solutions have also enabled us to bring added value at the corporate level by helping our clients create a more integrated approach and common processes across their organizations.

Our services are designed around the increasing enterprise need for content management, knowledge management and cross-functional collaboration.  A significant part of our Life Sciences business now includes the licensing and support of FirstDoc®, a leading enterprise content management (ECM) solution for life sciences organizations, which provides a unifying technology platform to help our clients manage compliance-related content.  Built on Documentum’s (a division of EMC Corporation) ECM technology platform, FirstDoc has been selected by several leading pharmaceutical companies, many of which are implementing the solution as the ECM standard across their enterprise.  In 2004, we dedicated cash and management resources towards the research and development of our FirstDoc product to enhance its use and functionality to our clients, such that the significant amount of customization which has typically been required to implement FirstDoc can be reduced.  As part of this research effort, we continue to hire additional Documentum resources in India and have transitioned much of our research and development of FirstDoc to our India development center.  We expect to continue such resource dedication in 2005.

In addition to FirstDoc, and leveraging the Life Sciences’ business established reputation in the knowledge-support market, we now offer the marketplace a more expanded portfolio of solutions and services for all data and content business needs.  We endeavor to help companies manage their critical knowledge base from molecule to market.  We also believe that owning the “knowledge chain” makes us an important player and partner for our clients.  The application of FirstGateways, our clinical data analytics engine, is now being used in our Life Sciences practice in an effort to provide additional value to our clients and capitalize on the market opportunity for such analytics.

Sales and Marketing

We generate a substantial portion of our revenues from existing clients and client referrals.  We market our services primarily through our vice presidents and account managers. Our vice presidents and account managers seek to develop strong relationships with senior-level information management and other decision-making personnel at leading healthcare and pharmaceutical organizations. We maintain these relationships by striving to successfully complete assignments and exceed clients’ expectations. Our vice presidents and practice directors allocate a significant portion of their time to business development and related activities. We also employ account managers and functional sales specialists who are dedicated to business development with potential and existing clients.  We are frequently engaged to provide multiple services throughout several phases of a client’s IT system lifecycle and related business processes, including strategy, planning, procurement and contracting, implementation, integration, and operations management. As a result of this involvement, our personnel often develop an in-depth understanding of our clients’ business systems and capabilities and develop strong relationships with personnel within the client organization. These relationships provide us with significant opportunities to undertake additional assignments for each client.

In addition to generating assignments from existing clients, we attract new clients through our targeted marketing activities. Our marketing activities include email and direct marketing, public presentations, press and analyst relations, publishing of books, articles and white papers, and trade show participation. We also maintain research reports and white papers on our website, along with other company and industry information. Our marketing staff works on product and services positioning and strategy which is built into our sales support tools, including presentations, brochures, published articles sales kits, descriptions of our services, and case studies.

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

Emerging Practices Group.  The Emerging Practices Group performs industry research and collects, packages, and distributes knowledge regarding emerging trends in the healthcare and pharmaceutical industries, their implications for the industry, and the need for technology support. Examples of topics that the emerging practices group has researched are CPOE, disease management, pay-for-performance, RHIOs, patient safety, e-prescribing, IT and business process outsourcing, and hand held technology. We also provide customized research for product and market strategies, evaluate the commercial potential for new products, and conduct internal and client workshops. The Emerging Practices Group also participates in research projects and publishes a monthly news summary that is sent to several thousand subscribers.

Professional Development Programs.  We have instituted professional development and incentive programs to encourage employee retention and to provide support for the professional growth of our employees. We provide training and development opportunities to our employees through web-enabled training and education, computer-based training, distance learning, and external seminars. We educate all new employees about our history, culture, and practices.  Additionally, we have programs and tools that support knowledge acquisition, skill development, project and program management, leadership, and relationship management.

Knowledge, Information, Technology Exchange (KITE®).  Our employees have access to our internal research and to current industry and technology information and project methodologies, experiences, models, and tools through KITE®. KITE® currently houses approximately 92,000 documents that include industry information, service methodologies and tools, benchmarks and best practice information, and other documentation to support our services and consultants. KITE® is updated on a continuous basis with information resulting from each engagement, and by the emerging practices group. We believe that this resource allows our employees to utilize engagement-specific information that improves the quality and content of services delivered to clients while reducing cost of our delivery.

Competition

The market for healthcare outsourcing, consulting, implementation and integration, and research services is intensely competitive, rapidly evolving, and highly fragmented. We have competitors that provide some or all of the same services that we provide. We compete for consulting services with large international multi-industry firms such as Accenture, IBM Business Systems Consulting, Computer Sciences Corporation, and Deloitte & Touche, and regional and specialty consulting firms.  In implementation and integration services, we compete with information system vendors such as Cerner, McKesson, Siemens Medical Solutions, and IBM Global Systems; service groups of computer equipment companies; specialty consulting firms such as Healthlink; and systems integration companies such as Accenture, SAIC, and the Capgemini Group. In outsourcing we compete with large international companies such as Electronic Data Systems Corporation, Perot Systems Corporation, the Capgemini

Group, Affiliated Computer Services (“ACS”), and Computer Sciences Corporation and other healthcare consulting firms such as Superior Consultant, which was recently acquired by ACS.  We also compete with offshore service companies that provide software development, IT consulting, and other integration and maintenance services, such as Wipro Technologies, Infosys, Cognizant Technology Solutions Corporation, and Tata Technologies Limited.  In recent years, our clients’ internal information management departments have become a competitor by internally performing more IT related services.

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

We believe that we compete primarily on the basis of our healthcare and life sciences domain expertise and experience, our reputation, quality of our services and our effective use of an onsite, offsite and offshore business model to perform services for our clients that are becoming increasingly price-sensitive.  Large IT companies have, in the past, offered consulting services at a substantial discount as an incentive to utilize their implementation services.  Likewise, software and hardware vendors may provide discounted implementation services for their products.  In the future, these competitors may discount such services more frequently or offer such services at no charge.  There can be no assurance that we will be able to compete for price-sensitive clients on the basis of our current pricing or cost structure, or that we will be able to continue to lower our prices or costs in order to compete effectively.  Many of our competitors are also creating offshore delivery services that may significantly reduce their rates charged to clients.  Furthermore, many of our competitors have long-standing business relationships with key personnel at healthcare organizations, which could prevent or delay us from expanding our client base. We believe that we have been able to compete successfully on the basis of the quality and range of our services, and the accumulated expertise of our consultants. However, there is no assurance that we will be able to successfully compete with our current and future competitors.  Further, competitive pressures may cause our revenues or operating margins to decline or otherwise materially adversely affect our business, financial condition, and results of operations.

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

Employees

As of December 31, 2004, we had 2,435 employees, 63 of whom were vice presidents with responsibility for service delivery, new business development, client relationships, staff development, and company leadership.  We believe that our relationship with our employees is good.  We use a variety of techniques to identify and recruit qualified candidates to support our growth including full-time recruiters, an internal employee referral program, advertisements, and professional search firms.

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

We have established non-exclusive alliance agreements with software, hardware, and service vendors that market components and solutions to our current and prospective clients.  The vendor alliance agreements of which we are a part have provided us with sales leads, marketing assistance revenues, increased publicity, discounted software, specialized training programs, participation in beta software programs, and privileged information about vendors’ technical and marketing strategies.

Other Information

We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements and registration statements.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants, including us, that file electronically. We also maintain a website located at http://www.fcg.com, and electronic copies of our periodic and current reports, and any amendments to those reports, are available, free of charge, under the “Investors” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

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

Our net revenues, operating results, and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control.  These factors may include:

•                  Our ability to achieve and maintain profitability in our Life Sciences and Health Plan businesses;

•                  The loss of one or more significant clients in any of our business segments, including any failure to secure renewals for any of our large outsourcing contracts;

•                  Use of offsite and offshore resources on our engagements;

•                  The roll-off or completion of significant projects in any of our business segments;

•                  Fluctuations in market demand for our services which affect associate hiring and utilization;

•                  Delays or increased expenses in securing and completing client engagements;

•                  Timing and collection of fees and payments;

•                  Timing of new client engagements in any of our business segments;

•                  Increased competition and pricing pressures;

•                  Our ability to anticipate changing customer demands and preferences;

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

•                  Costs associated with the disposition of certain assets and the winding down of our call center service business;

•                  Our ability to realize our deferred tax assets through future pretax earnings;

•                  Impairment of goodwill from our acquisitions;

•                  Variability in the number of billable days in each quarter;

•                  The write-off of client billings;

•                  Return of fees for work deemed unsatisfactory by a client or claims or litigation resulting from the same;

•                  Service level credits and penalties associated with our outsourcing engagements;

•                  Entry into fixed price engagements and engagements where some fees are contingent upon the client realizing a certain return on investment for a project;

•                  Availability of foreign net operating losses and other credits against our earnings;

•                  International currency fluctuations;

•                  Expenses related to the issuance of stock options to our employees; and

•                  The fixed nature of a substantial portion of our expenses, particularly personnel and related costs, depreciation, office rent, and occupancy costs.

One or more of the foregoing factors may cause our operating expenses to be unexpectedly high or result in a decrease in our revenue during any given period.  In addition, we bill certain of our services on a fixed-price basis, and any assignment delays or expenditures of time beyond that projected for the assignment could result in write-offs of client receivables (both unbilled and billed).  Significant write-offs could materially adversely affect our business, financial condition, and results of operations.  Our business also has significant collection risks.  If we are unable to collect our receivables in a timely manner, our business and financial condition could also suffer.  If these or any other variables or unknowns were to cause a shortfall in revenues or earnings or otherwise cause a failure to meet public market expectations, our business could be adversely affected.

We adopted EITF 00-21 in the first quarter of 2003, which affects the way we recognize revenue on long-term outsourcing agreements. The adoption of EITF 00-21 results in separating our outsourcing contracts into multiple elements and separately accounting for each element, rather than accounting for all elements together as a group.  As a result, we now recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract, rather than on a percentage of completion basis.  Since we typically incur greater costs and expenses during the early phase of the service elements (which now have straight-line revenue recognition) than we do in the later years of those elements, we believe our net income will be less during the early stages of our outsourcing engagements.  In addition, if we are unable to manage costs as planned in the later stages of an outsourcing engagement, our net income will likewise be negatively impacted.  In general, income from our outsourcing contracts will be less stable in the future, since it will be more susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenue.  If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

Finally, we reported net losses before the cumulative effect of change in accounting principle for the last three quarters of 2003 as well as a net loss for the first quarter of 2004.  As a result, we cannot assure you that we will achieve or maintain positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

Net revenues from our outsourcing relationships, for the year ended December 31, 2004, represented approximately 38.5% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long-term agreements with us.  However, the loss of any of our outsourcing relationships, including a failure to gain renewal of any of these contracts, could have an adverse impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues and profitability from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards, or if we are unable to improve our delivery costs as planned on such engagements.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

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

In addition, acquired businesses may not enhance our services, provide us with increased client opportunities, or result in the growth that we anticipate.  Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process.  Combining acquired operations with us may result in lower overall operating margins, greater stock price volatility, and quarterly earnings fluctuations.  Cultural incompatibilities, career uncertainties, and other factors associated with such acquisitions may also result in the loss of employees and clients.  Failing to acquire and successfully integrate complementary practices, or failing to achieve the business synergies or other anticipated benefits, could materially adversely affect our business and results of operations.

In February 2005, we sold substantially all of the call center service agreements of Coactive Systems Corporation, a company we acquired in 2003.  We have incurred costs to dispose of such assets, and we expect to incur additional costs to wind down the call center service operations.  This transaction has also involved significant management time and attention.  If we are not able to timely and effectively wind down these operations, further management time and attention will continue to be dedicated to this task, and we may incur greater wind down costs that we have anticipated.

We may be negatively impacted if our investments in products and emerging service lines are unsuccessful.

We have publicly announced our strategy to increase our investment in product development, including further investment in FirstDoc® as well as investment in FirstGatewaysTM.  These investments are in addition to continuing our investments in other emerging service lines and products.  We typically do not capitalize the cost of our product development activities and do not anticipate capitalizing expected investments this year.  As a result, our financial results may be adversely impacted by such increased investment in the short term.  If such product development activities or investment in our emerging service lines do not result in relevant offerings, we will not achieve desired levels of return on these investments.  As a result, our business and results of operations could be adversely affected.

If we are unable to generate additional revenue from our existing clients, our business may be negatively affected.

Our success depends, to a significant extent, on obtaining additional engagements from our existing clients.  A substantial portion of our revenues is derived from additional services provided to our existing clients.  The loss of a small number of clients, a reduction in the number of engagements with these clients, or the failure to secure renewals from any of our outsourcing clients may result in a material decline in revenues and cause us to fail to meet public market expectations of our financial performance and operating results.  If we fail to generate additional revenues from our existing clients, it may materially adversely affect our business, financial condition, and results of operations.

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

Further, in the course of providing our services, we will often recommend the use of software and hardware products.  These products may not perform as expected or contain defects.  If this occurs, our reputation could be damaged and we could be subject to liability.  We attempt contractually to limit our exposure to potential liability claims; however, such limitations may not be effective.  A successful liability claim brought against us may adversely affect our reputation in the healthcare and pharmaceutical industries and could have a material adverse effect on our business, financial condition, and results of operations.  Although we maintain professional liability insurance, such insurance may not provide adequate coverage for successful claims against us.

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

Our performance depends on the continued service of our executive officers, senior managers, and key employees.  In particular, we depend on such persons to secure new clients and engagements and to manage our business and affairs.  The loss of such persons could result in the disruption of our business, longer or delayed sales cycles, and could have a material adverse effect on our business and results of operations.  Generally, we have not entered into long-term employment contracts with any of our employees and do not maintain key employee life insurance.

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

Continued or increased employee turnover could materially adversely affect our business, financial condition, and results of operations.  In addition, many of our associates develop strong business relationships with our clients.  We depend on these relationships to generate additional assignments and engagements.  The loss of a substantial number of associates could erode our client base and decrease our revenues.

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

Changes in the healthcare and pharmaceutical industries or the economy in general could negatively impact our revenues.

We derive a substantial portion of our revenues from clients in the healthcare industry.  As a result, our business, financial condition, and results of operations are influenced by conditions affecting this industry, particularly any trends towards consolidation among healthcare and pharmaceutical organizations.  Such consolidation may reduce the number of existing and potential clients for our services.  In addition, the resulting organizations could have greater bargaining power, which could erode the current pricing structure for our services and decrease our revenues.  The reduction in the size of our target market or our failure to maintain our pricing goals could have a material adverse effect on our business, financial condition, and results of operations.  Finally, each of the markets we serve is highly dependent upon the health of the overall economy.  Our clients in each of these markets have experienced significant cost increases and pressures in recent years.  Our services are targeted at relieving these cost pressures; however, any continuation or acceleration of current market conditions could greatly impact our ability to secure or retain engagements, the loss of which could have a material adverse effect on our business and financial condition.

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

A trend in the pharmaceutical industry is for companies to outsource either large information technology-dependent projects or their information systems staff.  We benefit when pharmaceutical companies outsource to us, but may lose significant future business when pharmaceutical companies outsource to our competitors.  If this outsourcing trend slows down or stops, or if pharmaceutical companies direct their business away from us, our financial condition and results of operations could be impacted in a materially adverse way.

Our international operations create specialized risks that can negatively affect us.

We are subject to many risks as a result of the services we provide to our international clients or services we may provide through subcontractors or employees that are located outside of the U.S.  We have business operations and employees located in India, Vietnam, and throughout Europe.  Our international operations are subject to a variety of risks, including:

•                  Increasing and uncertain labor costs and high turnover rates;

•                  Difficulties in creating market demand for our offshore services based on perceived quality issues and potential political risk;

•                  Difficulties in creating international market demand for our other services;

•                  Unfavorable pricing and price competition;

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

•                  Additional costs, including income tax equalization, associated with foreign employees coming to work in the U.S.;

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

•                  Adverse changes in regulatory requirements; and

•                  Economic or political instability.

We perform services in Europe for our international pharmaceutical clients.  We cannot assure you that we will be able to become profitable in our European operations, which may materially adversely affect our financial condition, results of operations, and price for our common stock.

Our acquisition of Paragon Solutions, Inc. in 2003 provided us a means to implement our global sourcing strategy to provide software development and other information technology services to our clients.  If we are unable to realize perceived cost benefits of such a strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted. Further, our international operations in Vietnam and India subject our business to a variety of risks and uncertainties unique to operating businesses in these countries, including the risk factors discussed above.

Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance, and may materially adversely affect our business, financial condition, and results of operations.

If we do not compete effectively in the healthcare and pharmaceutical information services industries, our business will be negatively impacted.

The market for healthcare and pharmaceutical information technology consulting is very competitive.  We have competitors that provide some or all of the services we provide.  For example, in strategic consulting services, we compete with international, regional, and specialty consulting firms such as Bearing Point (formerly KPMG Consulting), the Capgemini Group, IBM Global Consulting Services, Wipro Technologies, and Accenture.

In integration and co-management services, we compete with:

•                  Information system vendors such as McKesson, Siemens Medical Solutions, Cerner Corporation, and IBM Global Systems;

•                  Service groups of computer equipment companies;

•                  Systems integration companies such as Affiliated Computer Services (“ACS”), Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, the Capgemini Group, and Computer Sciences Corporation;

•                  Clients’ internal information management departments;

•                  Other consulting firms such as Accenture, Healthlink, and Computer Sciences Corporation’s consulting division; and

•                  Other healthcare and pharmaceutical consulting and outsourcing firms, including Superior Consultant, which has recently been acquired by ACS.

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

Our success depends, in part, on not infringing patents, copyrights, and other intellectual property rights held by others.  We do not know whether patents held or patent applications filed by third parties (i.e., in the area of enterprise content management) may force us to alter our methods of business and operation or require us to obtain licenses from third parties.  If we attempt to obtain such licenses, we do not know whether we will be granted licenses or whether the terms of those licenses will be fair or acceptable to us.  Third parties may assert infringement claims against us in the future.  Such claims may result in protracted and costly litigation, penalties, judgments, and fines that could adversely affect our business regardless of the merits of such claims.

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

We must protect our proprietary information, including our proprietary methodologies, research, tools, software code, and other information.  To do this, we rely on a combination of copyright and trade secret laws and confidentiality procedures to protect our intellectual property.  These steps may not protect our proprietary information.  In addition, the laws of certain foreign countries do not protect or enforce proprietary rights to the same extent, as do the laws of the United States.  We are currently providing our services to clients in international markets and have business operations in Europe, India and Vietnam.  Our proprietary information may not be protected to the same extent as provided under the laws of the United States, if at all.  The unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition, or results of operations.

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

In 1999, our Board of Directors adopted a rights agreement that is intended to protect our stockholders’ interests in the event we are confronted with coercive takeover tactics.  Pursuant to the stockholders rights plan, we distributed “rights” to purchase up to 500,000 shares of our Series A Junior Participating Preferred Stock.  Under some circumstances, these rights become the rights to purchase shares of our common stock or securities of an acquiring entity at one-half the market value.  The rights are not intended to prevent our takeover, rather they are designed to deal with the possibility of unilateral actions by hostile acquirers that could deprive our Board of Directors and stockholders of their ability to determine our destiny and obtain the highest price for our common stock.

ITEM 2.                                                     PROPERTIES

Our headquarters is located in Long Beach, California in approximately 18,000 square feet of leased office space.  The facility accommodates executive, information technology, administration, and support personnel.  We use approximately 23,000 square feet in Wayne, Pennsylvania, which houses some of our Life Sciences employees in addition to a portion of our practice support staff.  We also leased a dedicated data center supporting our outsourcing business activities in approximately 24,000 square feet in Nashville, Tennessee.  We have an additional 17 leases for offices in the United States, Europe, and Asia, 7 of which are currently subleased to others.  Overall, our properties are suitable and adequate for our needs.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matters were submitted to a vote of the stockholders.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND  ISSUER PURCHASES OF EQUITY SECURITIES

Since February 13, 1998, our common stock has been quoted on the Nasdaq National Market under the symbol “FCGI.” The table below sets forth, for the quarters indicated, the reported high and low sale prices of our common stock reported on the Nasdaq National Market.

	FCG Common Stock
	High	Low
2003

First Quarter	$7.00	$5.04

Second Quarter	6.85	4.75

Third Quarter	5.45	4.30

Fourth Quarter	6.00	4.68

2004

First Quarter	$7.28	$5.47

Second Quarter	6.68	4.93

Third Quarter	6.06	4.71

Fourth Quarter	6.40	4.40

As of February 25, 2005, there were approximately 316 record holders of our common stock. We have never paid cash dividends on our common stock and presently intend to continue to retain our earnings for use in our business.

Repurchase of Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
Month #1 (September 25, 2004 – October 31, 2004)	0	$0.00	n/a	n/a
Month #2 (November 1, 2004 – November 30, 2004)	24,684	$5.49	n/a	n/a
Month #3 (December 1, 2004 – December 31, 2004)	0	$0.00	n/a	n/a

Between November 1, 2004 and November 30, 2004, we repurchased a total of 24,684 shares of common stock from 8 of our non-Section 16 officer, vice presidents in private transactions, for a total purchase price of $135,589.71.  All shares were purchased at the closing price of our common stock on

Nasdaq National Market on the date of purchase.  Of the total purchase price, $126,050.71 of such amount was applied to outstanding loans that such vice presidents have with us.  The remaining amount of the purchase price paid to the applicable vice president was intended to cover the individuals’ estimated capital gains tax on the sale.  The loans were made in connection with restricted stock purchase agreements between FCG and these vice presidents that were entered into prior to December 2000, when we eliminated a requirement that our vice presidents purchase and hold common stock of FCG.

ITEM 6.                                                  SELECTED FINANCIAL DATA

The following selected historical consolidated financial information as of December 31, 2004 and December 26, 2003 and for each of the years ended December 31, 2004, December 26, 2003, and December 27, 2002, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 27, 2002, December 28, 2001 and December 31, 2000 and for the years ended December 28, 2001 and December 31, 2000, have been derived from our audited consolidated financial statements, which are not included in this report.

	Years Ended
(in thousands, except per share data)	December 31, 2004	December 26, 2003	December 27, 2002	December 28, 2001	December 31, 2000
Revenues before reimbursements	$269,908	$270,123	$268,013	$266,890	$248,885
Reimbursements	17,381	15,624	14,720	17,221	20,842
Total revenues	287,289	285,747	282,733	284,111	269,727

Operating expenses excluding restructuring, severance, and impairment charges	278,864	288,013	271,842	281,965	285,024
Restructuring, severance, and impairment charges	—	11,363	7,818	13,511	9,200
Income (loss) from operations	8,425	(13,629)	3,073	(11,365)	(24,497)
Other income (expense):
Interest income, net	784	961	889	1,388	2,371
Other income (expense), net	(2,486)	(410)	(586)	(665)	(997)
Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	6,723	(13,078)	3,376	(10,642)	(23,123)
Income tax (benefit) expense	823	856	1,418	(3,754)	(9,249)
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	5,900	(13,934)	1,958	(6,888)	(13,874)
Loss on discontinued operations, net of tax benefit	(2,073)	(422)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	(2,597)	—	—	—
Net income (loss)	$3,827	$(16,953)	$1,958	$(6,888)	$(13,874)

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.24	$(0.56)	$0.08	$(0.29)	$(0.57)
Loss on discontinued operations, net of tax benefit	(0.08)	(0.02)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	(0.10)	—	—	—
Net income (loss)	$0.16	$(0.68)	$0.08	$(0.29)	$(0.57)

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.24	$(0.56)	$0.08	$(0.29)	$(0.57)
Loss on discontinued operations, net of tax benefit	(0.09)	(0.02)	—	—	—
Cumulative effect of change in accounting principle, net of tax	—	(0.10)	—	—	—
Net income (loss)	$0.15	$(0.68)	$0.08	$(0.29)	$(0.57)

Weighted average shares used in computing:
Basic net income (loss) per share	24,539	25,044	24,002	23,558	24,529
Diluted net income (loss) per share	24,733	25,044	24,671	23,558	24,529
Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,012	$26,826	$27,550	$32,499	$11,429
Short-term investments	25,309	33,803	38,796	19,410	15,146
Total assets	140,399	157,401	157,309	145,429	141,996
Working capital	56,701	63,625	87,736	74,154	62,790
Long-term debt	—	—	—	—	91
Total stockholders’ equity	96,315	101,810	107,972	102,276	105,262

We have not declared any dividends on our common stock, and presently intend to continue to retain our earnings for use in our business.

We changed our accounting for our outsourcing contracts with the adoption of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in the first quarter of 2003.  Please refer to Note P of our consolidated financial statements and related notes thereto and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” both included in this annual report on Form 10-K, for a quantitative and qualitative description of the effects of EITF 00-21 on our financial results for the fiscal year ended December 31, 2004.

ITEM 7.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH IN ITEM 1 OF THIS REPORT UNDER THE CAPTION “RISKS RELATING TO OUR BUSINESS,” AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for information technology outsourcing services, and professional services.

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 3% of our total revenues in fiscal year 2004, and we expect our software licensing revenues to continue to grow incrementally during our 2005 fiscal year.  We also expect our services revenues associated with the implementation of our software products to continue to become a more significant part of our overall services revenues.

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

Cost of services primarily consists of the salaries, bonuses, and related benefits of client-serving consultants and outsourcing associates, and subcontractor expenses.  Selling expenses primarily consist of the salaries, benefits, travel, and other costs of our sales force, as well as marketing and market research expenses.  General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals such as non-billable travel, office space occupancy, information systems and infrastructure, salaries and expenses for executive management, financial accounting and administrative personnel, expenses for firm and business unit governance meetings, recruiting fees, professional development and training, and legal and other professional services.  As associate related costs are relatively fixed in the short term, variations in our revenues and operating results in our CSI business can occur as a result of variations in billing margins and utilization rates of our billable associates.

Our most significant expenses are our human resource and related salary and benefit expenses.  As of December 31, 2004, approximately 1,293 of our 2,435 employees are billable consultants.  Another 817 employees are part of our outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 13.3% of our workforce, or 325 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to:

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

We changed our accounting for outsourcing contracts with the adoption of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in the first quarter of 2003.  In our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenue due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.

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

In response to competition and continued pricing and rate pressures, we have implemented a global sourcing strategy into our business operations, which includes the deployment of offshore resources as well as resources that perform services remote from the client site.  We also incorporate larger numbers of variable cost or per diem staff in some of our projects.  We expect these strategies to result in improved cost of services through a combination of lower cost attributable to offshore resources and higher leverage of resources that perform services offsite or on a variable cost basis.  To the extent we pass through reduced costs to our clients related to offshore resources, the global sourcing strategy may result in lower revenues on a per engagement basis. However, we expect to offset this potential revenue impact with improved competitive positioning in our markets, which could result in an increased number of engagements to offset the potential revenue impact.  Several of our competitors employ both global sourcing and variable staffing strategies to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide.  If we are unable to realize the perceived cost benefits of our recently implemented strategies or if we are unable to receive high quality services from foreign employees, variable staff employees or subcontractors, our business may be adversely impacted and we may not be able to compete effectively.

Comparison of the Years Ended December 31, 2004 and December 26, 2003

Revenues.  Our net revenues decreased slightly to $269.9 million for the year ended December 31, 2004, a decrease of less than 0.1% from $270.1 million for the year ended December 26, 2003.  Our total revenues increased slightly to $287.3 million for the year ended December 31, 2004, an increase of 0.5% from $285.7 million for the year ended December 26, 2003.

Total and net revenues remained relatively unchanged as a result of revenue increases in our Health Delivery Outsourcing, Meditech Service Center, and Other Business segments, offset by revenue decreases in the Health Plan and Life Sciences segments.  Net revenues in our Health Delivery Outsourcing segment increased $10.0 million, or 10.6%, due to new outsourcing clients and the beneficial impact of an additional week of revenue in our fiscal calendar compared to the prior year, which added approximately $1.8 million of revenue during the fourth quarter of fiscal year 2004.  Additionally, the Meditech Service Center segment experienced an increase in net revenues of $4.9 million or 25.7%, due to the award of a new Meditech outsourcing engagement and other general increases in demand for our Meditech services.  We expect the Health Delivery Outsourcing, Meditech Service Center, and Other Business segments to continue to grow in 2005.

Our Health Plan net revenues decreased $9.3 million, or 37.6%, due to the completion of several significant projects during late 2003 and early 2004, without having new projects to replace them.  Likewise, our Life Sciences segment net revenues decreased $7.6 million, or 17.2%, due to the windup of certain custom software development work which was completed in 2003.  Revenues in both Health Plan and Life Sciences are expected to remain consistent with their 2004 levels in fiscal year 2005.

Our 2004 fiscal year included a 53rd week and a 14th week in the fourth quarter, reflecting the normal synchronization between our fiscal year and calendar years which occurs once every five to six years.  As a result, our revenues and costs for the fourth quarter were somewhat higher than our recent historical trends would otherwise indicate (especially in Health Delivery Outsourcing), although much less than a full one-thirteenth higher, since the extra week encompasses much of the December holiday period, which is typically slow for us.  Fiscal year 2005 will revert to a 52 week year.

Cost of Services.  Cost of services before reimbursable expenses declined slightly to $181.9 million for the year ended December 31, 2004, a decrease of 1.3% from $184.3 million for the year ended December 26, 2003. There were significant changes in our business segments that resulted in this $2.4 million decrease. The most significant change was a reduction in Life Sciences United States headcount commensurate with the related decline in revenues, and the transfer of some less costly offshore associates into Life Sciences in the third quarter of 2004, generating a $6.8 million, or 25.1%, decrease in the that segment’s cost of services before reimbursable expenses.  Additionally, headcount decreased in Health Plan driving a $2.7 million, or 20.4%, decrease in that segment’s costs of services before reimbursable expenses, although not proportionate to the significant decline in revenues in that segment.  As an offset, Health Delivery Outsourcing increased its cost of services before reimbursable expenses by $4.5 million, or 5.5%, due to the increase in revenues and the additional week in our fiscal year.  Also, the Meditech segment increased its costs of services before reimbursable expenses by $4.6 million, or 39.2%, related to the additional revenues recognized in that segment.

Gross Profit.  Gross profit increased to $88.0 million for the year ended December 31, 2004, an increase of 2.6% from $85.8 million, for the year ended December 26, 2003.  The increase was primarily the result of an increase in Health Delivery Outsourcing gross margin of $5.5 million and smaller increases in several other business units, offset by a decrease in Health Plan gross margin of $6.7 million. Health Delivery Outsourcing increased its gross margin from 13.7% in 2003 to 17.7% in 2004 by improving margins on existing contracts, partially through the increased utilization of offshore resources to reduce costs.  Although Life Sciences’ gross margin declined slightly in absolute dollars, its gross margin percentage increased from 38.4% in 2003 to 44.3% in 2004 based on utilizing less expensive offshore resources within our shared service center.  Meanwhile, Health Plan’s gross margin declined from 47.0% to 32.3% of net revenues due to an inability to cut costs in line with the major revenue reduction experienced in that segment. Meditech’s gross margins declined from 38.7% in 2003 to 32.1% in 2004 due to a shift in revenue mix caused by the growth of its outsourcing operations relative to its higher margin implementation services.  Given the current revenue mix, our gross profit percentage is not expected to change significantly in the year ended December 30, 2005; however, a sudden downturn in demand in one or more of our segments or an inability to control costs on our fixed price projects could negatively affect our margin percentage.  Gross profit, as a percentage of net revenues, increased from 31.8% for the year ended December 26, 2003 to 32.6% for the year ended December 31, 2004, due to the factors discussed above.

Selling Expenses.  Selling expenses decreased to $27.5 million for the year ended December 31, 2004, a decrease of 11.5% from $31.1 million for the year ended December 26, 2003.  The decrease is primarily due to reductions in our sales force.  Selling expenses as a percentage of net revenues, decreased from 11.5% for the year ended December 26, 2003 to 10.2% for the year ended December 31, 2004.

General and Administrative Expenses.  General and administrative expenses decreased to $52.1 million for the year ended December 31, 2004, a decrease of 8.6% from $57.0 million for the year ended December 26, 2003.  The decrease resulted from cost reductions in the latter part of 2003, including the consolidation of the administrative operations of several of our acquired companies.  General and administrative expenses increased in the fourth quarter of 2004 in large part due to non-labor costs, such as infrastructure costs related to facilities and equipment needed to directly support our growing outsourcing business. This fourth quarter higher level is expected to continue and, as a result, general and administrative costs are expected to increase somewhat in fiscal year 2005 over fiscal year 2004.  General and administrative expenses, as a percentage of net revenues, decreased from 21.1% for the year ended December 26, 2003 to 19.3% for the year ended December 31, 2004.

Restructuring, Severance, and Impairment Costs.  We did not incur any restructuring, severance, and impairment costs for the year ended December 31, 2004, compared to $11.4 million of such costs incurred for the year ended December 26, 2003.  Restructuring, severance, and impairment costs for the year ended December 26, 2003 included approximately $6.2 million of severance costs related to staff reductions and $5.2 million for facility downsizing and fixed asset write-downs.

Interest Income, Net.  Interest income, net of interest expense decreased slightly to $0.8 million for the year ended December 31, 2004, compared to $1.0 million for the year ended December 26, 2003.  This decrease was due to reduced invested cash levels resulting from the repurchase of approximately $15.1 million of our common stock from a major stockholder in February 2004.  Interest income, net of interest expense, as a percentage of net revenues, decreased from 0.4% for the year ended December 26, 2003 to 0.3% for the year ended December 31, 2004.

Other Expenses, Net.  Other expenses increased to $0.9 million for the year ended December 31, 2004, compared to $0.4 million for the year ended December 26, 2003, due primarily to the impairment of our investment in a privately-held software company.

Expense for Premium on Repurchase of Stock.  In the first quarter of 2004, we repurchased 1.96 million shares of our common stock and certain stock options from a major stockholder at a premium to the then current market price (see Note M of Notes to Consolidated Financial Statements included in this report).  The aggregate purchase price for the shares and the options represented a premium of approximately 11% to the market price of our common stock on the date we repurchased such stock.  As a result, we recorded a pretax charge of approximately $1.6 million, without any tax benefit, for such premium included in the purchase consideration.

Income Taxes.   Our provision for taxes for the year ended December 31, 2004 of $0.8 million consisted of a tax expense of $3.8 million offset by a reduction in deferred tax asset valuation allowance of $3.0 million due to management’s belief that it is more likely than not that we will be able to realize more of our deferred tax assets (see “Critical Accounting Policies and Estimates - Deferred Income Taxes”).  The $3.8 million expense prior to the valuation allowance reversal reflects a tax rate of 46.1% related to our $8.3 million of pre-tax income from continuing operations, excluding the $1.6 million non-deductible premium on the repurchase of stock described above.  Our tax benefit rate for the year ended December 26, 2003 was 35.5%, excluding the $5.5 million valuation allowance taken in that year due to the uncertainty of realizing all of our tax assets. The provision rate in fiscal year 2004 was higher than the benefit rate in 2003 due to income taxes we pay in certain states which do not allow the use of our net operating loss carry forwards to offset income of certain of our subsidiaries, and to the non-deductibility of certain of our expenses.

Loss on Discontinued Operations.    We incurred a loss on our discontinued call center operations of $2.1 million, net of tax.  Of this loss, $0.6 million was from the operations of the business during the year, and $1.5 million was from the impairment of assets, primarily goodwill, in the fourth quarter of the year.  We expect to incur an additional loss in the first quarter of fiscal year 2005 during the wind down and sale of the business.

Comparison of the Years Ended December 26, 2003 and December 27, 2002

Revenues.  Our net revenues increased slightly to $270.1 million for the year ended December 26, 2003, an increase of 0.8% from $268.0 million for the year ended December 27, 2002.  Our total revenues increased to $285.7 million for the year ended December 26, 2003, an increase of 1.1% from $282.7 million for the year ended December 27, 2002.  Approximately $9.9 million of the increase was primarily due to revenues generated by our acquired companies and another $12.6 million due to the full year impact of two outsourcing contracts that began in mid-2002 and revenue from another outsourcing contract which began in late 2003.  These increases were offset by a significant decline in our Life Sciences’ revenues (excluding revenues generated from the Paragon Solutions, Inc. acquisition), which was caused by the completion of a significant engagement in mid-2003 and by several other contracts that concluded throughout 2003 as a result of the decline in the custom software development market for Life Science businesses.  Additionally, we were unable to replace expiring health plan contracts and thus experienced a decline in those revenues.

 Cost of Services.  Cost of services before reimbursable expenses increased to $184.3 million for the year ended December 26, 2003, an increase of 8.5% from $169.9 million for the year ended December 27, 2002.  Approximately $5.0 million of the increase was due to the costs of services from our recent acquisitions and another $14.0 million from new outsourcing contracts, offset by a reduction in staff primarily in Life Sciences.

Gross Profit.  Gross profit decreased to $85.8 million for the year ended December 26, 2003, a decrease of 12.6% from $98.2 million for the year ended December 27, 2002.  The decrease was primarily due to the change in our revenue mix from Life Sciences to outsourcing, which generally earns a lower gross profit.  This decrease was also attributable to the rapid revenue decline in Life Sciences, and the delay in personnel reductions when the significant life sciences engagement and several smaller healthcare engagements were completed as discussed above.  Further, we believe our gross profit in outsourcing was negatively impacted to a small degree by our implementation of EITF 00-21.  Offsetting these declines was $4.9 million of gross profit generated by our acquisitions. Gross profit, as a percentage of net revenues, decreased from 36.6% for the year ended December 27, 2002 to 31.8% for the year ended December 26, 2003, due to the factors discussed above.

Selling Expenses.  Selling expenses remained the same for the year ended December 26, 2003 and for the year ended December 27, 2002 at $31.1 million.  Selling expenses, as a percentage of net revenues, decreased slightly from 11.6% for the year ended December 27, 2002 to 11.5% for the year ended December 26, 2003.

General and Administrative Expenses.  General and administrative expenses increased to $57.0 million for the year ended December 26, 2003, an increase of 1.4% from $56.2 million for the year ended December 27, 2002.  The increase was primarily due to general and administrative expenses from our acquired companies of $5.0 million, as well as investments in software product development and related technologies in Life Sciences and in the Patient Safety Institute.  General and administrative expenses, as a percentage of net revenues, increased slightly from 21.0% for the year ended December 27, 2002 to 21.1% for the year ended December 26, 2003.  A combination of acquisition integration initiatives and other cost reductions reduced our general and administrative expenses substantially in the last quarter of 2003.

Restructuring, Severance, and Impairment Costs.  Restructuring, severance, and impairment costs were $11.4 million for the year ended December 26, 2003 compared to $7.8 million for the year ended December 27, 2002.  Restructuring, severance, and impairment costs for the year ended December 26, 2003 included approximately $6.2 million of severance costs related to staff reductions and $5.2 million for facility downsizing and fixed asset write-downs.

Interest Income, Net.  Interest income, net of interest expense increased slightly to $1.0 million for the year ended December 26, 2003, compared to $0.9 million for the year ended December 27, 2002.  Interest income, net of interest expense, as a percentage of net revenues, increased from 0.3% for the year ended December 27, 2002 to 0.4% for the year ended December 26, 2003.

Other Expenses, Net.  Other expenses decreased to $0.4 million for the year ended December 26, 2003 from $0.6 million for the year ended December 27, 2002, due primarily to the buy-out of our minority interest partners in FCG Management Services, LLC resulting in the elimination of this expense as of the beginning of the fourth quarter of fiscal year 2003.

Income Taxes.  Our provision for taxes for the year ended December 26, 2003 of $0.9 million consisted of a tax benefit of $4.6 million related to our $13.1 million of pretax losses, offset by a deferred tax asset valuation allowance of $5.5 million taken due to the uncertainty of our ability to realize the full amount of our deferred tax assets.  The benefit rate of 35.5%, excluding the valuation allowance, compared to a provision rate for the year ended December 27, 2002 of 42.0%.  The benefit rate in fiscal year 2003 was lower than the provision rate in the prior year due to the existence of certain non-deductible expenses.

Quarterly Financial Results

The following tables set forth certain unaudited statements of operations data for the eight quarters ended December 31, 2004, as well as such data expressed as a percentage of our net revenues for the periods indicated. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and the notes thereto. The operating results for any quarter are not necessarily indicative of the results for any future period.

Unaudited Quarterly Statements of Operations

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues before reimbursements	$65,353	$67,237	$65,302	$72,016
Reimbursements	3,980	4,456	4,430	4,515
Total revenues	69,333	71,693	69,732	76,531

Cost of services before reimbursable expenses	44,531	44,792	43,681	48,910
Reimbursable expenses	3,980	4,456	4,430	4,515
Total cost of services	48,511	49,248	48,111	53,425

Gross profit	20,822	22,445	21,621	23,106

Selling expenses	7,248	7,115	6,520	6,618
General and administrative expenses	11,865	13,139	12,737	14,327
Income (loss) from operations	1,709	2,191	2,364	2,161
Other income (expense):
Interest income, net	202	142	185	255
Other income (expense), net	(21)	(110)	18	(812)
Expense for premium on repurchase of stock	(1,561)	—	—	—
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	329	2,223	2,567	1,604

Income tax (benefit) expense	835	975	1,135	(2,122)
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	(506)	1,248	1,432	3,726
Loss on discontinued operations, net of tax	(127)	(218)	(167)	(1,561)

Net income (loss)	$(633)	$1,030	$1,265	$2,165

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.02)	$0.05	$0.06	$0.15
Loss on discontinued operations, net of tax	—	(0.01)	(0.01)	(0.06)
Net income (loss) per share	$(0.02)	$0.04	$0.05	$0.09

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.02)	$0.05	$0.06	$0.15
Loss on discontinued operations, net of tax	—	(0.01)	(0.01)	(0.06)
Net income (loss) per share	$(0.02)	$0.04	$0.05	$0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues before reimbursements	$70,130	$71,041	$64,999	$63,953
Reimbursements	3,613	4,052	4,060	3,899
Total revenues	73,743	75,093	69,059	67,852

Cost of services before reimbursable expenses	47,243	48,209	45,864	43,019
Reimbursable expenses	3,613	4,052	4,060	3,899
Total cost of services	50,856	52,261	49,924	46,918

Gross profit	22,887	22,832	19,135	20,934

Selling expenses	8,105	8,545	7,577	6,831
General and administrative expenses	14,085	15,875	14,284	12,752
Restructuring, severance, and impairment charges	—	3,914	4,179	3,270
Income (loss) from operations	697	(5,502)	(6,905)	(1,919)
Other income (expense):
Interest income, net	276	252	232	201
Other income (expense), net	201	(205)	(160)	(246)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	1,174	(5,455)	(6,833)	(1,964)
Income tax (benefit) expense	493	(1,990)	(2,391)	4,744
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	681	(3,465)	(4,442)	(6,708)
Loss on discontinued operations, net of tax	—	(65)	(105)	(252)
Cumulative effect of change in accounting principle, net of tax	(2,597)	—	—	—
Net loss	$(1,916)	$(3,530)	$(4,547)	$(6,960)

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.03	$(0.14)	$(0.18)	$(0.26)
Loss on discontinued operations, net of tax	—	—	—	(0.01)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—
Net loss per share	$(0.08)	$(0.14)	$(0.18)	$(0.27)

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.03	$(0.14)	$(0.18)	$(0.26)
Loss on discontinued operations, net of tax	—	—	—	(0.01)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—
Net loss per share	$(0.08)	$(0.14)	$(0.18)	$(0.27)

As a Percentage of Net Revenues

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	6.1	6.6	6.8	6.3
Total revenues	106.1	106.6	106.8	106.3

Cost of services before reimbursable expenses	68.1	66.6	66.9	67.9
Reimbursable expenses	6.1	6.6	6.8	6.3
Total cost of services	74.2	73.2	73.7	74.2

Gross profit	31.9	33.4	33.1	32.1

Selling expenses	11.1	10.6	10.0	9.2
General and administrative expenses	18.2	19.5	19.5	19.9
Income from operations	2.6	3.3	3.6	3.0
Other income (expense):
Interest income, net	0.3	0.2	0.3	0.4
Other income (expense), net	—	(0.2)	—	(1.1)
Expense for premium on repurchase of stock	(2.4)	—	—	—
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	0.5	3.3	3.9	2.3
Income tax (benefit) expense	1.3	1.5	1.7	(2.9)
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	(0.8)	1.8	2.2	5.2
Loss on discontinued operations, net of tax	(0.2)	(0.3)	(0.3)	(2.2)
Net income (loss)	(1.0)%	1.5%	1.9%	3.0%

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues before reimbursements	100.0%	100.0%	100.0%	100.0%
Reimbursements	5.2	5.7	6.2	6.1
Total revenues	105.2	105.7	106.2	106.1

Cost of services before reimbursable expenses	67.4	67.9	70.6	67.3
Reimbursable expenses	5.2	5.7	6.2	6.1
Total cost of services	72.6	73.6	76.8	73.4

Gross profit	32.6	32.1	29.4	32.7

Selling expenses	11.5	12.0	11.7	10.7
General and administrative expenses	20.1	22.3	22.0	19.9
Restructuring, severance, and impairment charges	—	5.5	6.4	5.1
Income (loss) from operations	1.0	(7.7)	(10.7)	(3.0)
Other income (expense):
Interest income, net	0.4	0.4	0.4	0.3
Other income (expense), net	0.3	(0.3)	(0.2)	(0.4)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	1.7	(7.6)	(10.5)	(3.1)
Income tax (benefit) expense	0.7	(2.8)	(3.7)	7.4
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	1.0	(4.8)	(6.8)	(10.5)
Loss on discontinued operations, net of tax	—	(0.1)	(0.2)	(0.4)
Cumulative effect of change in accounting principle, net of tax	(3.7)	—	—	—
Net loss	(2.7)%	(4.9)%	(7.0)%	(10.9)%

A substantial portion of our expenses, particularly depreciation, office rent, and occupancy costs, and, in the short run, personnel and related costs are relatively fixed.  Our quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside our control. These factors may include, but not limited to:

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

•                  Write-offs of client billings;

•                  Service level credits and penalties associated with our outsourcing engagements;

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

•                  Costs associated with the winding down and disposition of our call center services business;

•                  The timing of certain general and administrative expenses;

•                  The ability to generate sufficient income to realize our deferred tax assets;

•                  International currency fluctuations; and

•                  Expenses related to the issuance of stock options to our employees

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

We typically experience a lower number of billable days in certain quarters of the year, particularly the fourth quarter when many of our employees typically take vacation during the December holidays.  In fiscal year 2004, we had an extra week in the fourth quarter due to our fiscal calendar, which more than offset this vacation impact on a one-time basis.  Variability in the number of billable days may also result from other factors such as vacation days, sick time, paid and unpaid leave, inclement weather, and holidays, all of which could produce variability in our revenues and costs. In the event of any downturn in potential clients’ businesses or the economy in general, planned utilization of our services may be deferred or cancelled, which could have a material adverse effect on our business, financial condition, and results of operations. Based on the preceding factors, we may experience a shortfall in revenues or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general, which could have a material adverse effect on the market price of our common stock.

Liquidity and Capital Resources

During the year ended December 31, 2004, we generated cash flow from operations of $1.4 million.  Cash from operations was negatively impacted by approximately $4 million at the end of the fiscal year by the extra week in the year due to our fiscal calendar, discussed above,  which required us to pay an additional semi-monthly payroll on the last day of our fiscal year.  Additionally, we spent $4.3 million of cash for severance and lease termination costs which had been accrued in the prior years.  During the year ended December 31, 2004, we used approximately $8.5 million of cash to purchase property and equipment, primarily computer and related equipment.   At December 31, 2004, we had cash and marketable investments available for sale of $40.3 million, compared to $62.6 million at December 26, 2003.

On February 27, 2004, we repurchased all outstanding shares of our common stock and certain options to purchase shares of our common stock held by a major stockholder (see Note M of Notes to Consolidated Financial Statements included in this report).  The aggregate purchase price for such shares and options was $14.8 million in cash, and cancellation of a note owed to us by the stockholder in the amount of $0.3 million.  In addition, in the event we were to announce or consummate a change in control transaction prior to the first anniversary of this transaction, or if we were to enter into negotiations regarding a change in control transaction prior to the first anniversary and subsequently announce publicly a definitive agreement for or consummate a change in control transaction within the 18 months following the closing of this repurchase transaction, we would pay to this former stockholder, upon the closing of such change in control of FCG, an amount equal to the difference between $7.50 per share and the change in control transaction price per share, if such change in control price per share amount is higher.

On January 30, 2004, we purchased the remaining 47.65% minority interest in FCG Infrastructure Services, Inc. (FCGIS), formerly Codigent Solutions Group, Inc., from five remaining individual stockholders for approximately $2.4 million in cash and 591,328 shares of our common stock, valued at approximately $3.6 million, to be held in escrow until the fulfillment of certain revenue and profitability targets, measured in six month intervals over a 2 year period.  FCGIS met both its June 26, 2004 and December 31, 2004 targets, and 147,832 shares of FCG common stock were released to the former stockholders of FCGIS in both instances.  In February 2005, we negotiated an early conclusion to the escrow agreement, where half of the remaining stock in escrow was released and the other half was forfeited back to us.  On February 23, 2005, we executed this arrangement and repurchased most of the stock which had been previously or was currently being released from escrow for its current fair market value of approximately $2.5 million in cash.

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2005.  There was no outstanding balance under the line of credit at December 31, 2004.

On October 1, 2003, we entered into an unsecured loan agreement with White Plains Hospital Center requiring us to provide interest free financing of up to $4.08 million if our system implementation at the hospital results in an increase in the hospital’s accounts receivable balance or days outstanding during a 150-day period following the completion of the system implementation.  Any amounts borrowed during this 150-day period are payable 90 days after the borrowing date.  There was no outstanding balance under this unsecured loan agreement at December 31, 2004.  We do not currently expect to make any loans under this agreement, however, this could require temporary use of cash during fiscal year 2005.  Since our loans would be unsecured, we cannot guarantee that the hospital will repay our loans on a timely basis, if at all.  If our loans are not repaid or repaid in a timely manner, our financial condition would be impacted negatively.

As of December 31, 2004, the following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating leases, net of subleases	$4,886	$8,264	$2,300	$45	$15,495
Purchase obligations	310	77	—	—	387
Total	$5,196	$8,341	$2,300	$45	$15,882

Management believes that our existing cash and investments, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and investments are available for capital expenditures (which are projected at approximately $8 million for 2005), strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise, including the $2.5 million in cash that was paid on February 23, 2005 to repurchase shares of our common stock issued to the previous owners of FCGIS.

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

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

Revenues are derived primarily from information technology outsourcing services, consulting, and systems integration.  Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis.  Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured.  We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgments regarding the nature of the fee charged for services rendered and products delivered and the credit worthiness of the client.  Arrangements range in length from less than one year to seven years.  The longer-term arrangements are generally level-of-effort or fixed price arrangements.

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

Revenues recognized on fixed price consulting and system integration contracts are subject to adjustment as the contract progresses to completion.  If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected or losses may need to be recognized.  Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.  Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals.  Revenues from incentive type arrangements are recognized when it is probable they will be earned.

We account for certain of our outsourcing contracts using EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.”

In our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenue due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At December 31, 2004, we had deferred $1.5 million of unamortized deferred costs.

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

Although software license and maintenance revenues comprised only 3% of our net revenues in fiscal year 2004, they grew as a proportion of revenues.  Additionally, we realized substantial additional revenue from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

In those more limited cases where our software arrangements do not include services essential to the functionality of the product, license fee revenues are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. We do not generally offer rights of return or acceptance clauses to our customers. In situations where we do provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among the deliverables using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per contract, or in accordance with the percentage completion methodology.  As of December 31, 2004, we had unbillable revenues included in current unbilled receivables of approximately $3.2 million, which were generally expected to be billed in the following year.  In addition, we had a long-term account receivable at December 31, 2004, and December 26, 2003 of $3.8 million and $5.8 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining two years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. This allowance is based on the amount and aging of our accounts receivable, creditworthiness of our clients, historical collection experience, current economic trends, and changes in client payment patterns.  If the financial condition of our clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.  Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses combined with the fact that we are outside the period it is allowable to carry back losses, and also for additional deferred tax assets related to the cumulative effect of our change in revenue recognition method on our outsourcing contracts.  We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized.  Based on those estimates and taking into account our recent history of cumulative losses, we recorded a valuation allowance of $5.5 million in the fourth quarter of fiscal year 2003.  Together with a full valuation allowance of $5.5 million we had already taken against the net operating loss carryforwards of companies we had acquired earlier in the year, we had a valuation allowance of $11.0 million against a total deferred tax asset of $21.6 million. During the fourth quarter of fiscal year 2004, having completed a full year of recording taxable income in each quarter, we re-evaluated our requirement for a valuation allowance.  At that time, we determined that it was more likely than not we would realize an additional $3.0 million of our deferred tax assets, of which $11.1 million are now unreserved.  However, there is no guarantee that our taxable income will be sufficient to realize such remaining net deferred tax assets, and we will continue to evaluate the potential need for an additional valuation allowance on an ongoing basis.  Additionally, if the realization of a greater amount of our deferred tax assets in the future is considered more likely than not, we will reverse all or a portion of the existing valuation allowance at that time.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  During the fourth quarter of fiscal year 2004, we determined that our goodwill related to our call center services reporting unit was impaired, and we took a charge for such impairment in the amount of $1.4 million.  As of December 31, 2004, we have $17.3 million of goodwill and $2.4 million of intangible assets recorded on our balance sheet (see Note O of the Notes to Consolidated Financial Statements included in this report).

Recent Accounting Pronouncements

See Note A of the Notes to the Consolidated Financial Statements included in this report for a discussion on recent accounting pronouncements.

ITEM 7A.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents which totaled $40.3 million at December 31, 2004 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.4 million.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of December 31, 2004, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

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

Disclosure Controls and Procedures

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

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.  As part of our assessment and testing of internal controls, we identified no material weaknesses as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission to evaluate the effectiveness of its internal control over financial reporting.  Management has concluded that its internal control over financial reporting was effective as of the end of the most recent fiscal year. Grant Thornton LLP has issued an attestation report (see below) on management’s assessment of our internal control over financial reporting.

The foregoing has been approved by our management, including our Chief Executive Officer and Chief Financial Officer, who have been involved with the assessment and analysis of our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

First Consulting Group, Inc.

We have audited management’s assessment, included in the accompanying First Consulting Group, Inc. Management’s Report on Internal Control Over Financial Reporting, that First Consulting Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Consulting Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design of the operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Consulting Group, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, First Consulting Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Consulting Group, Inc. as of

December 31, 2004 and December 26, 2003, and the related consolidated statements of earnings and comprehensive earnings, stockholders’ equity, and cash flows for each of the years in the period ended December 31, 2004, December 26, 2003, and December 27, 2002 and our report dated March 9, 2005 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 9, 2005

ITEM 9B.                                         OTHER INFORMATION

None.

PART III

ITEM 10.                                           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2005, either as part of our Proxy Statement for our 2005 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 11.                                           EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2005 either as part of our Proxy Statement for our 2005 Annual Meeting of Stockholders  or as an amendment to this Form 10-K.

ITEM 12.                                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2005, either as part of our Proxy Statement for our 2005 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 13.                                           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2005, either as part of our Proxy Statement for our 2005 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 14.                                           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 29, 2005, either as part of our Proxy Statement for our 2005 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

PART IV

ITEM 15.                                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                            (1)                    The following financial statements are filed as part of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets — December 31, 2004 and December 26, 2003

•	Consolidated Statements of Operations — Years Ended December 31, 2004, December 26, 2003, and December 27, 2002

•	Consolidated Statement of Changes in Stockholders’ Equity —For the Three Years Ended December 31, 2004, December 26, 2003, and December 27, 2002

•	Consolidated Statements of Cash Flows — Years Ended December 31, 2004, December 26, 2003, and December 27, 2002

•	Consolidated Statements of Comprehensive Income (Loss)— Years Ended December 31, 2004, December 26, 2003, and December 27, 2002

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(2)                The following financial statement schedule for the years ended December 31, 2004, December 26, 2003, and December 27, 2002, read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.

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

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 31, 2004	December 26, 2003
ASSETS
Current Assets
Cash and cash equivalents	$15,012	$26,826
Short-term investments	25,309	33,803
Accounts receivable, less allowance of $1,401 and $1,974 in 2004 and 2003, respectively	26,266	27,564
Unbilled receivables	11,005	9,947
Deferred income taxes, net	7,869	6,279
Prepaid expenses and other	2,449	1,713
Current assets from discontinued operations	561	—
Total current assets	88,471	106,132

Notes receivable – stockholders	407	432
Long-term investments	325	3,216
Property and equipment
Furniture, equipment, and leasehold improvements	4,144	4,053
Information systems equipment and software	27,016	23,663
	31,160	27,716
Less accumulated depreciation and amortization	19,331	19,177
	11,829	8,539
Other assets
Executive benefit trust	9,343	8,144
Long-term account receivable	3,806	5,768
Deferred income taxes, net	3,220	4,329
Goodwill, net	17,259	15,458
Intangibles, net	2,437	3,800
Other	3,302	1,583
	39,367	39,082

Total assets	$140,399	$157,401
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,892	$1,806
Accrued liabilities	9,858	11,544
Accrued payroll and related taxes	1,246	5,778
Accrued restructuring	1,800	4,613
Accrued vacation	6,682	7,033
Accrued incentive compensation	1,729	1,958
Customer advances	7,458	9,775
Current liabilities from discontinued operations	105	—
Total current liabilities	31,770	42,507
Non-current liabilities
Accrued restructuring	3,220	4,686
Supplemental executive retirement plan	9,094	7,741
Minority interest	—	657
Total non-current liabilities	12,314	13,084
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,862,547 and 25,902,574 shares issued and outstanding at December 31, 2004 and December 26, 2003, respectively	25	26
Additional paid in capital	91,636	101,706
Retained earnings	4,727	900
Deferred compensation – stock incentive agreements	(107)	(323)
Notes receivable – stockholders	(286)	(488)
Accumulated other comprehensive income (loss)	320	(11)
Total stockholders’ equity	96,315	101,810

Total liabilities and stockholders’ equity	$140,399	$157,401

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002
Revenues before reimbursements	$269,908	$270,123	$268,013
Reimbursements	17,381	15,624	14,720
Total revenues	287,289	285,747	282,733

Cost of services before reimbursable expenses	181,914	184,335	169,854
Reimbursable expenses	17,381	15,624	14,720
Total cost of services	199,295	199,959	184,574
Gross profit	87,994	85,788	98,159
Selling expenses	27,501	31,058	31,074
General and administrative expenses	52,068	56,996	56,194
Restructuring, severance, and impairment charges	—	11,363	7,818
Income (loss) from operations	8,425	(13,629)	3,073
Other income (expense):
Interest income, net	784	961	889
Other expense, net	(925)	(410)	(586)
Expense for premium on repurchase of stock	(1,561)	—	—
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	6,723	(13,078)	3,376
Income tax expense	823	856	1,418
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	5,900	(13,934)	1,958
Loss on discontinued operations, net of tax benefit	(2,073)	(422)	—
Cumulative effect of change in accounting principle, net of tax	—	(2,597)	—
Net income (loss)	$3,827	$(16,953)	$1,958

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.24	$(0.56)	$0.08
Loss on discontinued operations, net of tax benefit	(0.08)	(0.02)	—
Cumulative effect of change in accounting principle, net of tax	—	(0.10)	—
Net income (loss)	$0.16	$(0.68)	$0.08

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.24	$(0.56)	$0.08
Loss on discontinued operations, net of tax benefit	(0.09)	(0.02)	—
Cumulative effect of change in accounting principle, net of tax	—	(0.10)	—
Net income (loss)	$0.15	$(0.68)	$0.08

Weighted average shares used in computing:
Basic net income (loss) per share	24,539	25,044	24,002
Diluted net income (loss) per share	24,733	25,044	24,671

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY—

For the Three Years Ended December 31, 2004, December 26, 2003, and

December 27, 2002

(in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Notes Receivable- Stockholders	Total
	Shares	Amount
Balance, December 28, 2001:	23,716	$24	$90,215	$15,895	$(944)	$(1,134)	$(1,780)	$102,276

Compensation recognized	—	—	—	—	—	105	—	105
Loan repayments	—	—	—	—	—	97	456	553
Reclassification of deferred compensation	—	—	(259)	—	—	259	—	—
Tax loan repurchases	(8)	—	(57)	—	—	—	—	(57)
Common Stock released under the ASPP	253	—	1,557	—	—	—	—	1,557
Interest income on stockholders’ notes receivable	—	—	—	—	—	—	(208)	(208)
Tax benefits attributed to exercised stock options	—	—	372	—	—	—	—	372
Exercise of stock options	186	—	1,141	—	—	—	—	1,141
Stock repurchases	(74)	—	(508)	—	—	52	456	—
Net income	—	—	—	1,958	—	—	—	1,958
Unrealized gain (loss) on securities	—	—	—	—	(31)	—	—	(31)
Foreign currency translation adjustments	—	—	—	—	306	—	—	306
Balance, December 27, 2002	24,073	24	92,461	17,853	(669)	(621)	(1,076)	107,972

Compensation recognized	—	—	—	—	—	152	—	152
Loan repayments	—	—	—	—	—	72	409	481
Reclassification of deferred compensation	—	—	(27)	—	—	27	—	—
Tax loan repurchases	(21)	—	(131)	—	—	—	—	(131)
Common Stock released under the ASPP	277	—	1,215	—	—	—	—	1,215
Interest income on stockholders’ notes receivable	—	—	—	—	—	—	(45)	(45)
Tax benefits attributed to exercised stock options	—	—	85	—	—	—	—	85
Exercise of stock options	67	—	213	—	—	—	—	213
Stock repurchases	(54)	—	(271)	—	—	47	224	—
Common stock issued in connection with business acquisitions	1,561	2	8,161	—	—	—	—	8,163
Net loss	—	—	—	(16,953)	—	—	—	(16,953)
Unrealized gain (loss) on securities	—	—	—	—	36	—	—	36
Foreign currency translation adjustments	—	—	—	—	622	—	—	622
Balance, December 26, 2003	25,903	26	101,706	900	(11)	(323)	(488)	101,810

Compensation recognized	—	—	—	—	—	177	—	177
Loan repayments	—	—	—	—	—	—	69	69
Tax loan repurchases	—	—	(32)	—	—	—	—	(32)
Common Stock released under the ASPP	323	—	1,521	—	—	—	—	1,521
Interest income on stockholders’ notes receivable	—	—	—	—	—	—	(44)	(44)
Tax benefits attributed to exercised stock options	—	—	56	—	—	—	—	56
Exercise of stock options	65	—	339	—	—	—	—	339
Stock repurchases	(2,017)	(2)	(13,754)	—	—	39	177	(13,540)
Common stock issued in connection with business acquisitions	588	1	1,800	—	—	—	—	1,801
Net income	—	—	—	3,827	—	—	—	3,827
Unrealized gain (loss) on securities	—	—	—	—	(19)	—	—	(19)
Foreign currency translation adjustments	—	—	—	—	350	—	—	350
Balance, December 31, 2004	24,862	$25	$91,636	$4,727	$320	$(107)	$(286)	$96,315

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002
Cash flows from operating activities:
Net income (loss):	$3,827	$(16,953)	$1,958
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	2,597	—
Depreciation and amortization	5,009	5,005	5,087
Intangible amortization	1,663	1,081	90
Premium on capital stock repurchase	1,561	—	—
Goodwill impairment	—	—	2,143
Write down of investments	875	—	—
Provision for bad debts	(229)	16	(258)
Deferred income taxes	(425)	852	1,043
Loss on sale of assets	125	20	184
Minority interest in net income (loss)	(14)	302	679
Compensation from stock issuances	178	179	105
Interest income on notes receivable – stockholders	(64)	(65)	(328)
Impairment of assets of discontinued operations, net of tax	1,471	—	—
Change in assets and liabilities:
Accounts receivable	1,159	10,555	(1,153)
Unbilled receivables	(1,213)	(1,514)	699
Prepaid expenses and other	(1,102)	260	(534)
Unbilled long term receivable	1,962	1,651	2,191
Other assets	(1,719)	(280)	56
Accounts payable	1,087	64	(138)
Accrued liabilities	(1,658)	649	(1,745)
Accrued payroll and related taxes	(4,532)	160	5,459
Accrued restructuring	(4,279)	3,351	983
Accrued vacation	(278)	93	415
Accrued incentive compensation	(226)	(370)	(1,952)
Customer advances	(2,317)	1,838	2,414
Supplemental executive retirement plan	154	(695)	(159)
Other	335	647	437
Net cash provided by operating activities	1,350	9,443	17,676

Cash flows from investing activities:
Purchase of investments	(219,970)	(126,287)	(58,303)
Proceeds from sale/maturity of investments	230,480	130,264	37,948
Purchase of property and equipment	(8,460)	(5,009)	(3,011)
Acquisition of businesses, net of cash acquired	(2,383)	(11,182)	(2,668)
Net cash used in investing activities	(333)	(12,214)	(26,034)

Cash flows from financing activities:
Proceeds from issuance of capital stock, net	1,860	1,428	2,794
Proceeds from note receivables and tax loan payments	82	619	615
Capital stock repurchase	(14,773)	—	—
Net cash provided by financing activities	(12,831)	2,047	3,409

Net change in cash and cash equivalents	(11,814)	(724)	(4,949)
Cash and cash equivalents at beginning of period	26,826	27,550	32,499
Cash and cash equivalents at end of period	$15,012	$26,826	$27,550
Cash paid during the period for:
Interest	$21	$35	$69
Income taxes	$963	$553	$1,837

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Net income (loss)	$3,827	$(16,953)	$1,958

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	350	622	306

Unrealized holding gains (losses) on securities during period	(19)	36	(31)

Other comprehensive income	331	658	275

Comprehensive income (loss)	$4,158	$(16,295)	$2,233

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

First Consulting Group, Inc. (the “Company”) headquartered in Long Beach, California, is a provider of information technology outsourcing and consulting services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company’s services are designed to assist its clients in increasing operational effectiveness by reducing cost, improving customer service, and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services.

Principles of Consolidation/Fiscal Year

The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions have been eliminated.  The Company operates on a fiscal year consisting of a 52 or 53 week period ending on the last Friday in December.

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

The following table presents pro forma net income (loss) had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS 123

(in thousands, except per share data):

		Years Ended
		December 31, 2004	December 26, 2003	December 27, 2002

Net income (loss), as reported		$3,827	$(16,953)	$1,958
Deduct:Total stock based employee compensation expense determined under fair value method for all awards, net of tax		1,717	2,090	3,003
Add:		—	—	—
Pro forma net income (loss)		$2,110	$(19,043)	$(1,045)

Basic income (loss) per share	As reported	$0.16	$(0.68)	$0.08
	Pro forma	$0.09	$(0.76)	$(0.04)

Diluted income (loss) per share	As reported	$0.15	$(0.68)	$0.08
	Pro forma	$0.09	$(0.76)	$(0.04)

The fair value of the options granted in 2004, 2003, and 2002 calculated using the Black-Scholes pricing model were $2.44, $5.74, and $5.57 per share, respectively. The following assumptions were used in the Black-Scholes pricing model: expected dividend yield 0%, risk-free interest rate ranging from 2.0% to 7.5%, expected volatility factor of 0.6 to 1.0, and an expected life ranging from five to seven years.  Pro forma net income (loss) reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded.  Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above.

With regard to certain options or stock issued prior to the initial public offering, the Company recorded a charge to deferred compensation when it granted options to officers or employees at an exercise price which was less than the fair market value of such shares. Amounts recorded as deferred compensation are amortized over the appropriate service period based upon the original vesting schedule for such grants (generally ten years).  For the years ended December 31, 2004, December 26, 2003, and December 27, 2002, compensation expense recognized for stock-based employee compensation related to the grant of below market options was $106,000, $85,000, and $41,000 respectively.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income per share is based on the assumption that stock options were converted or exercised.  Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and the resulting funds were used to purchase common stock at the average market price during the period.  Stock options are not considered when computing diluted net loss per share as they are considered anti-dilutive.

The following represents a reconciliation of basic and diluted net income (loss) per share for the years ended December 31, 2004, December 26, 2003, and December 27, 2002 (in thousands, except per share data):

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$5,900	$(13,934)	$1,958
Loss on discontinued operations, net of tax benefit	(2,073)	(422)	—
Cumulative effect of change in accounting principle, net of tax	—	(2,597)	—
Net income (loss)	$3,827	$(16,953)	$1,958

Basic weighted average number of shares outstanding	24,539	25,044	24,002
Effect of dilutive options and contingent shares	194	—	669
Diluted weighted average number of shares outstanding	24,733	25,044	24,671

Basic per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.24	$(0.56)	$0.08
Loss on discontinued operations, net of tax benefit	(0.08)	(0.02)	—
Cumulative effect of change in accounting principle, net of tax	—	(0.10)	—
Net income (loss)	$0.16	$(0.68)	$0.08

Diluted per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.24	$(0.56)	$0.08
Loss on discontinued operations, net of tax benefit	(0.09)	(0.02)	—
Cumulative effect of change in accounting principle, net of tax	—	(0.10)	—
Net income (loss)	$0.15	$(0.68)	$0.08

The effect of dilutive options excludes 4,378,030 anti-dilutive options with exercise prices ranging from $5.58 to $27.75 per share in 2004, 4,770,664 anti-dilutive options with exercise prices ranging from $0.72 to $27.75 per share in 2003, and 2,745,074 anti-dilutive options with exercise prices ranging from $8.51 to $27.75 per share in 2002.

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

The Company uses significant estimates in the calculation of its income tax provision or benefit by using forecasts to estimate whether it will have sufficient future taxable income to realize its deferred tax assets.  There can be no assurances that the Company’s taxable income will be sufficient to realize such deferred tax assets.  The Company will continue to evaluate its valuation allowance on an ongoing basis.

The determination of whether goodwill is impaired involves significant estimates.  The impairment test requires a forecast of future cash flows, which involves significant assumptions and judgment.  A change in such assumptions and reductions in the forecast could result in an impairment of goodwill in future periods.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from an inability of clients to make required payments.  This allowance is based on the amount and aging of the Company’s accounts receivable, creditworthiness of its clients, historical collection experience, current economic trends, and changes in client payment patterns.  If the financial condition of the Company’s clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property and Equipment

All purchases of fixed assets over $1,000 are capitalized.  Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are calculated on a straight-line basis in amounts sufficient to estimate the periodic obsolescence of each fixed asset over its estimated service life, which is three to five years for information systems equipment, and three to ten years for furniture and equipment. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever are shorter.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations.  Expenditures for repairs and maintenance are charged to operations as incurred.

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

Revenues are derived primarily from information technology outsourcing, consulting, and systems integration services.  Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis.  Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured.  The Company determines if the fee is fixed and determinable and collectibility is reasonably assured based on its judgments regarding the nature of the fee charged for services rendered and products delivered and the collectibility of those fees.  Arrangements range in length from less than one year to seven years.  The longer-term arrangements are generally level-of-effort or fixed price arrangements.

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

Revenues recognized on fixed price consulting and system integration contracts are subject to adjustment as the contract progresses to completion.  If the Company does not accurately estimate the resources required or the scope of the work to be performed, does not complete its projects within the planned periods of time, or does not satisfy its obligations under the contracts, then profit may be significantly and negatively affected.  Revisions in the Company’s contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate.  Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues.  Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.  Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals.  Revenues from incentive type arrangements are recognized when it is probable they will be earned.

The Company accounts for certain of its outsourcing contracts using EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration is allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.

In the Company’s outsourcing contracts, a significant portion of revenues are fixed and allocated over the contract on a straight-line basis, as the Company is required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions the Company processes or other measurements of service provided.  If the Company incurs higher costs to provide the required services or receives less revenue due to reduced transaction volumes or penalties associated with service level failures, gross profit can be negatively impacted.

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At December 31, 2004, the Company had $1.5 million of unamortized deferred costs.

Although software license and maintenance revenues comprised only 3% of the Company’s revenues in fiscal year 2004, they grew as a proportion of revenues.  Additionally, the Company realized substantial additional revenue from the implementation of its software.  The Company recognizes software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. The Company licenses software under non-cancelable license agreements and provides related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of the Company’s software revenues are from arrangements which include implementation services that are essential to the functionality of the software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

In those more limited cases where the Company’s software arrangements do not include services essential to the functionality of the product, license fee revenues are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. The Company does not generally offer rights of return or acceptance clauses to its customers. In situations where the Company provides rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, the Company’s software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, the Company allocates the total arrangement fee among the deliverables using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which the Company has fair value of all undelivered elements but not of a delivered element, it uses the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which the Company does not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

As part of the Company’s on-going operations to provide services to its customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  As of December 31, 2004, the Company had unbillable revenues included in current unbilled receivables of approximately $3.2 million, which were generally expected to be billed in the following year.  In addition, the Company had a long-term account receivable at December 31, 2004, and December 26, 2003 of $3.8 million and $5.8 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining two years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Income Taxes

The Company accounts for income taxes on the liability method, under which deferred tax liabilities (assets) are determined based on the timing differences between the financial statement and tax basis of applicable assets and liabilities, multiplied by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) from the beginning to the end of the year. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year.

Other Income/Expense

Other expenses, shown net in the accompanying statements of operations, primarily consist of the elimination of net income related to minority interests in consolidated subsidiaries, and write downs of long-term investments carried on the balance sheet.  For the year ended December 31, 2004, such write downs totaled $875,000, and were primarily attributable to the Company’s fiscal year 2000 investment in a privately-held software company.

Credit Risks

Financial instruments that subject the Company to concentrations of credit risks consist primarily of cash and cash equivalents and billed and unbilled accounts receivable. The Company’s clients are primarily involved in the healthcare and pharmaceutical industries. Concentrations of credit risk with respect to billed and unbilled accounts receivable are mitigated, to some degree, based upon the Company’s credit evaluation process and the nature of its clients.

The healthcare and life sciences industries may be affected by economic factors which may impact accounts receivable.  In addition, the Company had a long-term account receivable at December 31, 2004 of $3.8 million on a single outsourcing contract, which will be paid down over a two year period. Management does not believe that any single customer or group of customers represents significant credit risk.

The Company has deposited its cash with reputable financial institutions, from which the Company believes the risk of loss to be remote.  The Company principally maintains its cash balances in financial institutions located in Long Beach, California, Atlanta, Georgia, and Philadelphia, Pennsylvania. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 2004, the Company had balances in these three institutions in excess of the insured amounts of approximately $6.2 million, $1.8 million and $0.6 million, respectively.  Additionally, the Company maintained approximately $2.7 million in British pounds sterling and $0.2 million in euros at a major international bank in the United Kingdom.  The Company’s cash equivalents consist primarily of short-term money market deposits, commercial paper, and other highly liquid securities. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash and cash equivalents.

Fair Value of Financial Instruments

Management believes the fair value of financial instruments approximates their carrying amounts. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments. Management believes the fair values of stockholders’ notes receivable approximate their carrying values based on current rates for instruments with similar characteristics.

Goodwill & Intangible Assets

Goodwill is evaluated for impairment annually, pursuant to SFAS 142, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is determined by using a market approach valuation model based on revenue multiples or a discounted cash flow approach.  The Company uses various assumptions in the valuation, such as discount rates, and comparable company analysis in performing these valuations.  If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.  In addition, the Company evaluates intangible assets, pursuant to SFAS 142, with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

Investments

The Company accounts for its marketable debt and equity securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable equity securities held by the Company have been classified as available-for-sale and are carried at lower cost or fair value, with unrealized holding gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses are recorded to the Statement of Operations based on the specific identification method.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign affiliates are translated at current exchange rates, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

Reclassifications

Certain reclassifications have been made to the 2002 and 2003 financial statements to conform to the 2004 presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” within this Note A for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined its method of adoption or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have an adverse impact on its reported earnings and net income per share.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002.  At December 31, 2004, the Company had no guarantees outstanding.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of these instruments were previously classified as equity.  The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

Post-employment Benefits

The Company has not accrued an obligation for post-employment benefits (primarily severance-related benefits) because the amount cannot be reasonably estimated.

NOTE B — INVESTMENTS

At December 31, 2004 and December 26, 2003, the Company had $25.3 million and $33.8 million, respectively, in short-term investments and zero and $2.0 million, respectively, in long-term investments classified as available for sale.  Such investments were held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were immaterial at December 31, 2004.  Additionally, at December 31, 2004 and December 26, 2003, the Company had $0.3 million and $1.1 million, respectively, of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included in long-term investments  During fiscal year 2004, the Company took a $0.8 million charge for the impairment of its equity investment in a privately-held software company.

NOTE C — INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002
Current:
Federal	$—	$73	$(314)
State	560	312	342
Total current	560	385	28
Deferred:
Federal	(425)	635	1,223
State	306	(415)	167
Total deferred	(119)	220	1,390
Provision for income taxes	$441	$605	$1,418

Income tax provision (benefit) is included in the statement of income as follows (in thousands):

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Continuing operations	$823	$856	$1,418
Loss from discontinued operations:
Operations	(366)	(251)	—
Disposition of assets	(16)	—	—
Discontinued operations	(382)	(251)	—
Tax provision for income taxes	$441	$605	$1,418

Temporary differences consist of the following (in thousands):

	As of
	December 31, 2004	December 26, 2003
Deferred tax assets:
Depreciation	$636	$15
Reserve for uncollectible receivables	551	425
Supplemental executive retirement plan contributions	2,584	2,474
Accrued liabilities	4,520	5,903
Net operating loss	5,679	5,495
Tax credits	278	278
Goodwill and intangible assets amortization	489	372
Net operating loss of acquired businesses	5,467	5,467
Contract accounting	—	1,534
Impairment of equity investments	633	281
Other	285	186
Total deferred tax assets before valuation allowance	21,122	22,430
Valuation allowance	(8,249)	(11,249)
Total deferred tax assets	12,873	11,181
Deferred tax liabilities:
Stock based compensation	189	267
Inside buildup on life insurance	522	247
Contract accounting	1,073	—
Other	—	59
Total deferred tax liabilities	1,784	573
Total net deferred tax assets	$11,089	$10,608
The balance sheet classifications of deferred taxes are as follows:
Current deferred asset (liability)	$7,869	$6,279
Non-current deferred asset	3,220	4,329
Total net deferred tax assets	$11,089	$10,608

The effective tax rate on income from continuing operations before taxes is different from the maximum federal statutory tax rate.  The following summary reconciles taxes at the maximum federal statutory tax rate with the effective rate:

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002
Federal income tax (benefit) at statutory rate	35.0%	(35.0)%	35.0%
Changes due to:
State franchise tax, net of federal income tax benefit	8.4	(1.5)	7.4
Valuation allowance	(36.2)	40.0	—
Meals and entertainment	1.6	1.0	7.1
Life insurance premiums	0.8	0.6	1.8
Non-deductible intangible assets amortization	1.1	0.9	—
SERP life insurance proceeds	—	(0.9)	—
Tax exempt interest	(1.1)	(0.5)	(6.1)
Other	0.2	(0.1)	(3.2)
	9.8%	4.5%	42.0%

As of December 31, 2004 and December 26, 2003, the Company has net operating loss carryforwards for federal and state purposes of approximately $19.1 million and $14.0 million, respectively.  The net operating loss carryforwards for federal purposes begin to expire in 2022 and the net operating loss carryforwards for state purposes begin expiring in 2010.

During 2003, the Company acquired Paragon Solutions, Inc., and Coactive Systems Corporation.  In addition to the net operating loss carryforwards noted above, Paragon Solutions, Inc. and Coactive Systems Corporations had federal and state net operating losses of approximately $11.5 million and $2.1 million available, respectively, at the time of their acquisition. The net operating loss of Paragon Solutions, Inc. will begin to expire in 2018 for federal purposes and in 2013 for state purposes. The net operating loss of Coactive Systems Corporation will begin to expire in 2019 for federal purposes and in 2014 for state purposes.  Any benefits realized from these acquired net operating loss carryforwards would reduce goodwill rather than affect the Company’s tax provision.

The utilization of net operating losses of the subsidiaries acquired may be subject to substantial limitations due to the ownership change limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions. Realization of any of these is uncertain and the Company has not ascribed any value to them.

Paragon Solutions, Inc. has foreign subsidiaries in India and Vietnam.  For tax purposes, these two entities report their earnings separately in India and Vietnam where they operate.   These foreign entities have been granted tax holidays by Indian and Vietnamese tax authorities, which will expire in 2005 for Vietnam and 2008 for India.  U.S. income taxes have been provided on the profits of foreign subsidiaries.

As of December 26, 2003, the Company established a valuation allowance of $5.5 million against its deferred tax assets (other than its previously fully reserved acquired tax assets) due to the uncertainty surrounding the realization of such assets.  Based on the Company’s performance during fiscal year 2004 and management’s forecast of future taxable income, an estimate was made  that it is  more likely than not that $3.0 million of additional deferred assets would be realized.  Accordingly, $3.0 million of previously provided valuation allowance was reversed at December 31, 2004.  Management regularly evaluates the recoverability of the deferred assets on an ongoing basis.  At such time that it is estimated to be more likely than not that more or less of the deferred assets are likely to be realized, an appropriate adjustment to the valuation allowance will be made.

NOTE D — NOTES RECEIVABLE – STOCKHOLDERS

Under a 1994 stock incentive plan, through November 2000, certain corporate officers at the level of vice president and above acquired common stock in exchange for a note receivable, and continue to be obligated under such promissory note.  Such notes received in exchange for common stock were classified as a reduction of stockholders’ equity. In addition, prior to the Company’s initial public offering in February 1998, the Company provided certain officers with notes to cover the taxes related to the exercise of below-market stock options.  Such notes were classified as a non-current asset.  At December 31, 1997, all below market stock options had been exercised and no below market options have been issued since.

Notes are non-interest bearing and have been discounted using imputed annual interest rates from 4.94% to 6.36%. The notes are secured by each officer’s holdings of FCG common stock and are full-recourse.  All loans are due in ten years.  In addition, the Company generally requires participants to pay, each year, the greater of 10% of the original loan amount or 50% of the after tax amount of any annual bonus received by them to repay outstanding amounts of the notes. Stockholders’ notes receivable received in exchange for common stock were $387,000 and $672,000 as of December 31, 2004 and December 26, 2003, respectively. Discount for imputed interest on these notes receivable was $101,000 and $184,000 as of December 31, 2004 and December 26, 2003, respectively. Amortization of deferred compensation resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers for the purchase of shares of common stock was $44,000 and $75,000 for the years ended December 31, 2004 and December 26, 2003, respectively. Stockholders’ notes receivable related to advances to officers for payment of taxes associated with stock option exercises were $417,000 and $462,000 as of December 31, 2004 and December 26, 2003, respectively. Discount for imputed interest on these notes receivable was $10,000 at December 31, 2004, and $30,000 as of December 26, 2003.

At December 31, 2004, there were 10 remaining promissory notes secured by 1,075,876 shares of the Company’s common stock.  The promissory notes are due in full at various dates in 2005 through 2007, with the exception of one note where the final installment is due in June 2010. None of the remaining notes are due from executive officers of the Company.  During fiscal year 2004, the Company permitted certain officers to use 54,576 shares of the Company’s common stock at current market value to pay off $248,000 of these loans.  The shares used to pay loan amounts are retired upon completion of the payment.

NOTE E — SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

On January 1, 1994, the Company adopted the Supplemental Executive Retirement Plan (the “SERP”). The SERP was amended on January 1, 1996,  July 1, 1998, and December 16, 2003. The SERP is administered by the Board of Directors or a committee appointed by the Board of Directors.  Each of the Company’s vice presidents participates in the SERP. The Board of Directors or a committee appointed by the Board of Directors may also designate other officers for participation in the compensation reduction portion of the SERP.

Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 50% of annual base salary and 100% of bonus or incentive pay. The Company may make a voluntary “FCG contribution” for any year in an amount determined by the Board to the account of SERP participants. FCG contributions vest 25% for each year of service as a vice president after the first year, resulting in full vesting after five years of such service, provided that FCG contributions fully vest upon a change in control of the Company or upon a participant’s death, disability, or attainment of age 65. Company contributions to the SERP were $513,000, $600,000, and $870,000 for the years ended December 31, 2004, December 26, 2003, and December 27, 2002, respectively.

The contributions to the SERP are invested by the Company in variable life insurance contracts. Management believes that the participants’ account balance, cash surrender value of life insurance, and death benefits will be sufficient to satisfy the Company’s obligations under the SERP.

NOTE F — RESTRUCTURING, SEVERANCE AND IMPAIRMENT CHARGES

Restructuring, severance, and impairment costs of $11,363,000 and $7,818,000 were incurred in 2003 and 2002, respectively.  The costs incurred in 2003 included severance costs of $6.2 million for a reduction in staff of 150 people and facility downsizing of $5.2 million primarily related to the significant decline in the Company’s Life Science business due to the reduction in custom software development services purchased by pharmaceutical clients.  The costs incurred in 2002 included severance costs of $4.0 million for a reduction in staff of 153 people and facility downsizing of $3.8 million due to the reorganization of the Life Sciences business unit and consolidation of the Company’s software development centers into one organization.

The restructuring liability activity through December 31, 2004 is summarized as follows (in thousands):

	Employee Related Costs	Facilities/Other Related Costs	Total
Liability at December 28, 2001	$2,737	$3,858	$6,595
Provision	4,018	3,800	7,818
Cash payments, net of adjustments	(5,662)	(1,173)	(6,835)
Liability at December 27, 2002	1,093	6,485	7,578
Provision	6,163	5,200	11,363
Cash payments, net of adjustments	(5,591)	(4,051)	(9,642)
Liability at December 26, 2003	1,665	7,634	9,299
Cash payments, net of adjustments	(1,665)	(2,614)	(4,279)
Liability at December 31, 2004	$—	$5,020	$5,020

NOTE G — COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under operating leases that expire at various dates through 2010.  Some of these leases have escalating rental payments over the life of the lease.  At December 31, 2004, the Company was obligated under non-cancelable operating leases, net of $4.7 million in sublease incomes, with future minimum rentals as follows (in thousands):

Years Ending:
2005	$4,886
2006	4,352
2007	3,912
2008	2,064
2009	236
Thereafter	45
$15,495

Contracted sublease payments of $1,389,000, $1,425,000, $1,418,000, and $474,000, have been offset in the above amounts for the fiscal years ended 2005, 2006, 2007, and 2008 respectively.  Rent expense aggregated $5,094,000, $5,517,000, and $6,102,000 for the years ended December 31, 2004, December 26, 2003, and December 27, 2002 respectively.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE H — STOCK OPTIONS

On August 22, 1997, the Board adopted the 1997 Equity Incentive Plan (the “1997 Equity Plan”) and the 1997 Non-Employee Directors’ Stock Option Plan (the “1997 Directors’ Plan”).  In June 2000, the stockholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 4,500,000 shares, and in June 2001, the stockholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 5,250,000.  Stock awards issued under the 1997 Equity Plan generally vest over a four or five-year term from the date of grant. Under the 1997 Equity Plan, the Company granted employees 1,018,990, 857,250, and 1,459,000 options to purchase common stock at an exercise price equal to the market price of common stock on the date of grant in the years ended December 31, 2004, December 26, 2003, and December 27, 2002, respectively. As of December 31, 2004, December 26, 2003, and December 27, 2002, 2,549,048, 2,191,688, and 1,726,700 options were exercisable, respectively. The Company had no stock appreciation rights issued or outstanding for the years ended December 31, 2004 and December 26, 2003.

The 1997 Directors’ Plan provides for non-discretionary stock option grants to directors of the Company who are not employed by the Company or an affiliate.  Each person who, on the date of adoption of the 1997 Directors’ Plan, was then a non-employee director of the Company automatically received an option to purchase 20,000 shares of common stock.  Each person thereafter elected as a non-employee director receives an option to purchase 4,000 shares of common stock when first elected.  On January 1 of each year, each person who is a non-employee director is automatically granted an additional option to purchase 4,000 shares of common stock.  All options issued under the 1997 Directors’ Plan have an exercise price equal to the market price of common stock on the date of grant and expire ten years after the date of grant.  The initial 20,000 share grants vest over five years following the date of grant; all 4,000 share grants vest over the 12 months following the date of grant.  Under the plan, in the years ended December 31, 2004, December 26, 2003, and December 27, 2002, respectively, the Company granted 44,000, 32,000, and 32,000 options to purchase common stock at an exercise price equal to the market price of the common stock on date of grant. These options vest over the twelve months following the date of grant.  As of December 31, 2004, 247,461 of these options are exercisable.

Under the Company’s amended 1989 Stock Option Plan (a plan carried over from the Company’s 1998 merger with ISCG), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant, vest over 5 years and generally expire ten years from the date of grant. The number of shares of common stock authorized for issuance under the plan is 1,270,500 shares. Under the plan, the Company granted employees no stock options in the fiscal years ended December 31, 2004, December 26, 2003, and December 27, 2002.  As of December 31, 2004, December 26, 2003, and December 27, 2002, 103,958, 155,577, and 257,472 of the options were exercisable, respectively.

On August 4, 1999, the Company’s Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the “1999 Non-Officer Plan”).  The Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to employees who are not officers of the Company.  Stock options granted under the Plan are granted at fair market value of FCG common stock as of the date of grant, and generally vest over four or five years, and expire ten years following the date of grant.  There were no options granted under the 1999 Non-Officer Plan in the years ended December 31, 2004, December 26, 2003 or December 27, 2002.  As of December 31, 2004, December 26, 2003, and December 27, 2002, a total of 346,025, 401,139, and 376,028 of the options under the 1999 Non-Officer Plan were exercisable, respectively.

In May 2000, the Board of FCG Doghouse (“FCGDH”), then a 94% owned subsidiary of FCG, adopted the FCG Doghouse Equity Incentive Plan (the “DH Plan”) and authorized the issuance of up to 7,500,000 shares.  Stock awards issued under the DH Plan vest over four years from the date of grant.  Under the DH Plan, the Company granted employees 4,707,018 options to purchase common stock at an exercise price equal to the appraised value ($0.78 per share) of FCGDH common stock on the date of grant in the year ended December 31, 2000.  On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to the Company.  In connection with this transaction, the Company assumed the DH Plan and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of the Company’s common stock for each 1,000 shares available for issuance under the DH Plan.  The exchange rate was based on a three-day trading average of the Company’s common stock following its public announcement of its first fiscal quarter financial results and a per share value for Doghouse as negotiated between the Company and the former minority stockholder of Doghouse.  The total number of shares of the Company’s common stock available for issuance under the DH Plan is 585,000.  As of December 31, 2004, December 26, 2003, and December 27, 2002, a total of 71,345, 68,916, and 148,451 of the options under the DH Plan were exercisable, respectively.

In February 2003, the Company assumed the Paragon Solutions, Inc. Incentive Stock Plan (the “Paragon Plan”) and all options then outstanding under the Paragon Plan.  Each option the Company assumed is exercisable into the Company’s common stock upon the same terms and conditions as under the Paragon Plan, except that (i) the number of shares of the Company’s common stock subject to each Paragon Plan option was determined by multiplying the number of shares of Paragon common stock subject to the Paragon option immediately prior to the effective time of the acquisition by 0.5014 and (ii) the per share exercise price of the assumed option was determined by dividing the per share exercise price in effect immediately prior to the effective time of the Paragon acquisition under the Paragon Plan option by 0.5014.  As a result of the assumption of the Paragon Plan, a total of 49,540 shares of the Company’s common stock were reserved for issuance under the Paragon Plan.  Option awards under the Paragon Plan generally vest over a four year period, subject to certain acceleration provisions that applied upon the closing of the Company’s acquisition of Paragon.  No further option grants were made, or are expected to be made, under the Paragon Plan after the closing of the acquisition.  As of December 31, 2004, and December 26, 2003, a total of 30,331 and 30,876 of the options were exercisable under the Paragon Plan, respectively.

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price

Outstanding at December 28, 2001	4,823,850	$8.96

Granted	1,506,000	8.58
Exercised	(186,336)	5.54
Canceled	(747,042)	10.04

Outstanding at December 27, 2002	5,396,472	$8.82

Granted	937,862	5.74
Exercised	(66,554)	3.52
Canceled	(1,497,116)	9.04

Outstanding at December 26, 2003	4,770,664	$8.17

Granted	1,403,050	5.56
Exercised	(65,472)	5.01
Canceled	(800,171)	7.88

Outstanding at December 31, 2004	5,308,071	$7.56

At December 31, 2004, December 26, 2003, and December 27, 2002, 3,347,727, 3,071,138, and 2,720,326 options were exercisable, respectively, at weighted average exercise prices of $8.50, $8.73, and $9.04, respectively. The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.72 to $ 5.52	1,085,453	7.65	$4.77	402,786	$4.52

$ 5.56 to $ 6.19	1,434,881	7.70	$5.95	645,239	$5.92

$ 6.25 to $ 7.25	952,730	7.41	$6.66	584,172	$6.61

$ 7.34 to $ 9.00	738,082	5.73	$8.37	644,757	$8.36

$ 9.06 to $ 11.00	520,912	4.95	$10.08	511,434	$10.09

$ 11.13 to $ 27.75	576,013	4.63	$15.02	559,339	$15.04

$ 0.72 to $ 27.75	5,308,071	6.76	$7.56	3,347,727	$8.50

NOTE I— BUSINESS COMBINATIONS

Codigent Solutions Group, Inc.

On May 31, 2002, the Company acquired a controlling interest of 52.35% in Codigent Solutions Group, Inc., renamed FCG Infrastructure Services, Inc. (FCGIS), a provider of value added information technology solutions to hospitals and other healthcare delivery organizations, for $2.6 million in cash.  On January 30, 2004, the Company purchased the remaining 47.65% minority interest in FCGIS from five remaining individual stockholders for approximately $2.4 million in cash.  Additionally, the Company deposited 591,328 shares of FCG common stock into an escrow account, with one-fourth of such shares to be released to those same stockholders in four separate increments upon successful fulfillment by FCGIS of certain revenue and profitability targets for the six-month periods ended June 25, 2004, December 31, 2004, July 1, 2005, and December 30, 2005.  If such targets were not fulfilled for any of the six-month periods, the shares in escrow for that period would revert to FCG.

The acquisition was accounted for using the purchase method of accounting and the allocation of the $5.0 million non-contingent purchase price (net of cash acquired of $392,000) is as follows (in thousands):

Accounts receivable	$784
Fixed assets and software	557
Intangible assets	604
Goodwill	3,254
Accrued liabilities	(397)
Assumed long-term debt	(194)
Net assets acquired	$4,608

The $3.9 million of excess over book value has been allocated between goodwill and intangible assets of $3.3 million and $0.6 million, respectively.  Such amounts are non-deductible for tax purposes.

For the six-month periods ended June 25, 2004 and December 31, 2004, FCGIS met the revenue and profitability targets, and 295,664 contingent shares were released to the former FCGIS stockholders.

Paragon Solutions, Inc.

On February 12, 2003, the Company acquired 100% of the equity of Paragon Solutions, Inc. (Paragon), a U.S. based provider of onshore and offshore software development services which became part of the Life Sciences segment. The Company initially issued 600,500 unregistered shares of common stock and paid cash consideration of approximately $0.3 million to Paragon stockholders who elected cash payment.  Since the acquisition, the Company has recovered 39,285 shares of its unregistered common stock from an escrow account to compensate it for certain undisclosed liabilities and expenses of Paragon.  The Company also agreed to reserve an additional 49,540 shares of its common stock for issuance upon the exercise of options that were initially issued under Paragon’s stock incentive plans.  Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of approximately $1.0 million, related to contracts and agreements not to compete, and approximately $8.3 million of goodwill have been recorded.  Such amounts are non-deductible for tax purposes.  In connection with the acquisition, the Company immediately repaid $7.7 million of debt assumed from Paragon.  Additionally, the Company acquired approximately $0.4 million of cash as part of the acquisition.

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

Phyve Corporation

On February 20, 2003, the Company acquired the information security and connectivity software solution assets of Phyve Corporation for $1.4 million in cash.  As such, all assets are deductible for tax purposes although over a lengthy period of time.  The following table summarizes the estimated fair values of assets acquired in connection with this acquisition (in thousands):

Intangible software	$736
Property and equipment, net	229
Goodwill	387
Cash consideration	$1,352

The accounts of FCGIS, Paragon Solutions, Inc., and Phyve Corporation have been included in the accompanying financial statements for the period from their respective purchase dates through December 31, 2004.  Pro forma information as if these acquisitions had occurred on January 1, 2002 has not been provided since such pro forma results do not differ materially from those reported in the accompanying financial statements.

Coactive Systems Corporation

On May 30, 2003, the Company acquired 100% of the equity of Coactive Systems Corporation (Coactive) as an entry into the business process outsourcing market.  Coactive provides call center services and builds software customized for hospitals, health plans, and other healthcare organizations.  The Company paid $0.6 million in cash to the stockholders of Coactive in the merger.  In connection with the acquisition, the Company immediately repaid $1.5 million of debt assumed from Coactive.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of May 30, 2003 in connection with the Coactive acquisition (in thousands):

Accounts receivable, net	$201
Intangible software	441
Other assets	218
Property and equipment, net	106
Goodwill	1,442
Accrued liabilities	(255)
Assumed debt including interest	(1,523)
Cash consideration	$630

The Coactive business was discontinued as of the quarter ended December 31, 2004, and the results of the business since its acquisition have been reclassified as discontinued operations in the consolidated financial statements.

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

On September 26, 2003, the Company acquired the 15.0% outstanding minority interest in FCGMS held by New York Presbyterian Hospital (NYPH).  The transaction was accounted for as a purchase of minority interest in accordance with SFAS No. 141 “Business Combinations” in the third quarter of 2003.  In consideration for NYPH’s 15.0% interest in FCGMS, the Company issued 1,000,000 unregistered shares of its common stock.  Of the approximately $5.1 million purchase price, approximately $0.5 million was applied to the existing minority interest liability on the Company’s balance sheet.  Based upon a purchase price allocation performed by an independent outside appraisal firm, intangible assets of approximately $2.3 million related to contracts, and goodwill of approximately $2.3 million were recorded.

As a result of the two transactions noted above, the Company and its subsidiaries achieved 100%  ownership of FCGMS, and its operations were merged into the Company in fiscal year 2004.

NOTE J — SHARE PURCHASE RIGHTS PLAN

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

NOTE K — ASSOCIATE 401(K) AND STOCK PURCHASE PLANS

Under FCG’s 401(k) plan (“401(k) Plan”), participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($13,000 in 2004, $12,000 in 2003, and $11,000 in 2002), and have the amount of such reduction contributed to the 401(k) Plan. In addition, the Company may make contributions to the 401(k) Plan on behalf of participants. Company contributions may be matching contributions allocated based on each participant’s compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant’s compensation, or allocated to some or all participants on a per capita basis.

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

The Company allows its employees to individually determine whether they want to receive Company contributions in FCG stock or in cash.  For those employees who choose to receive stock, the Company makes its matching contributions in cash, and the 401(k) Plan uses the cash to purchase FCG stock on the open market.  Compensation expense for the 401(k) employer match was approximately $4.4 million, $5.5 million, and $5.4 million for the years ended December 31, 2004, December 26, 2003, and December 27, 2002, respectively.

Under the Company’s Associate Stock Purchase Plan (the “ASPP”), employees can elect to have between 1% and 10% of their earnings withheld and later used to purchase these shares.  The purchase price under the ASPP is generally a 15% discount from the lesser of the market price on the beginning or purchase date of the offering periods under the ASPP.  In 2002, the stockholders approved an increase in the number of authorized shares issuable under the ASPP to 2,250,000.  The Company has issued 322,916, 277,109, and 255,483 shares to employees under the ASPP in fiscal years 2004, 2003, and 2002, respectively.  As of December 31, 2004, there were 901,750 authorized but unissued shares in the ASPP.

NOTE L — NOTES PAYABLE

The Company has a revolving line of credit, under which it is allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2005.  There was no outstanding balance under the line of credit at December 31, 2004 or December 26, 2003.  The Company is in compliance with all applicable loan covenants, including minimum levels of income, a quick ratio, and a maximum leverage ratio.

NOTE M — CAPITAL STOCK REPURCHASE

On February 27, 2004, the Company repurchased all outstanding shares of its common stock held by David S. Lipson, one of FCG’s directors and the former CEO of Integrated Systems Consulting Group, Inc. (ISCG).  The Company acquired ISCG in December 1998.  The Company also purchased any in-the-money options to purchase FCG common stock held by Mr. Lipson.  The aggregate purchase price for the shares and options held by Mr. Lipson was $15.1 million.  As a result of the transaction, Mr. Lipson resigned from the Company’s Board of Directors.

The Comopany’s purchase of Mr. Lipson’s ownership interest included all of the 1,962,400 outstanding shares of the Company’s common stock held by Mr. Lipson, together with 32,000 in-the-money options to purchase shares of the Company’s common stock of FCG.  The aggregate purchase price for the shares and the options represented a premium of approximately 11% over the closing price of the Company’s common stock on February 26, 2004.

In the first quarter of 2004, the Company recorded a charge of $1.6 million without any tax benefit, which charge is based on the premium included in the purchase consideration.  From a tax perspective, no amounts of the purchase price were allocable to any of the restrictive covenants agreed to by Mr. Lipson in the repurchase agreement.

Other material terms of the transaction were as follows:

•                  The purchase price was comprised of cash, a portion of which Mr. Lipson used to repay in full indebtedness owed by Mr. Lipson to the Company of approximately $0.3 million.

•                  In the event the Company announces or consummates a change in control transaction prior to February 27, 2005, or if the Company enters into negotiations regarding a change in control transaction prior to February 27, 2005 and subsequently announces publicly a definitive agreement for or consummates a change in control transaction prior to August 27, 2005, the Company would pay to Mr. Lipson, upon the closing of such change in control of the Company, an amount equal to the difference of $7.50 per share and the change in control transaction price per share, if such change in control price per share amount is higher.

•                  12,000 out-of-the-money options held by Mr. Lipson remain outstanding and may only be exercised on or before the first anniversary of this repurchase transaction.  Upon receipt of Mr. Lipson’s notice of exercise, the Company will repurchase such options and pay to Mr. Lipson the difference between the exercise price and the then fair market value of the shares issuable.

•                  Mr. Lipson is subject to a five year non-compete agreement, a mutual non-disparagement agreement, a non-solicitation agreement and a standstill agreement.  The parties agreed that no amounts of the purchase price were allocable to these covenants for tax purposes.

•                  Mr. Lipson also granted to the Company’s Board of Directors an irrevocable proxy for any of the Company’s securities that he owns or acquires after the closing of the Company’s purchase in this transaction.

•                  The Company and Mr. Lipson executed a mutual release of claims.

NOTE N — DISCONTINUED OPERATIONS

On December 7, 2004, the Company’s Board of Directors approved a plan to sell and exit its clinical and non-clinical Call Center Services (CCS) operation due to recurring losses.  On January 18, 2005, the Company negotiated a letter of intent and on February 2, 2005, the Company signed and closed a definitive agreement with the MPB Group, LLC, d/b/a The Beryl Companies.  FCG will receive $150,000 for selected customer contracts. The disposal plan consists primarily of the termination of normal CCS activity, calculation of termination benefits for the existing CCS employees, termination of a lease agreement, abandonment of property and equipment, collection of accounts receivable, and settlement of liabilities.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this disposal represents a discontinued operation.  Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the CCS division as a discontinued operation for all periods presented.

A summary of results for CCS for the year ended December 31, 2004 included revenues of $3.0 million and a loss of $2.1 million, net of tax.  Of this loss, $0.6 million ($1.0 million pre-tax) was from the operations of the business during the year, and $1.5 million was from the impairment of assets, primarily nondeductible goodwill, in the fourth quarter of the year.   For the year ended December 26, 2003, the business lost $0.4 million, net of tax.

The Company will record the disposition of the discontinued operation in the first quarter of 2005 when the sale is completed.  Also, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company will record an accrual for the remaining lease payments on the CCS leased property when the wind down of the CCS operation is completed.

NOTE O — GOODWILL & INTANGIBLE ASSETS

The changes in the net carrying amounts of goodwill for the years ended December 26, 2003 and December 31, 2004 are as follows (in thousands):

	Life Sciences	Meditech Service Center	Health Delivery Outsourcing	Other	Total
Balance as of December 27, 2002	$1,468	$1,814	$—	$—	$3,282
Acquired	—	187	2,278	9,702	12,167
Impaired	—	—	—	—	—
Currency translation adjustment	9	—	—	—	9
Balance as of December 26, 2003	1,477	2,001	2,278	9,702	15,458
Acquired	—	3,239	—	—	3,239
Impaired	—	—	—	(1,442)	(1,442)
Currency translation adjustment	4	—	—	—	4
Balance as of December 31, 2004	$1,481	$5,240	$2,278	$8,260	$17,259

The $3.2 million of additional goodwill in 2004 relates to payments of cash and stock issued in connection with the Company’s acquisition of FCG Infrastructure Services, Inc.  In December 2004, FCG fully impaired $1.4 million of goodwill related to discontinuance of the Company’s call center services business (see Note N).  This impairment was booked in conjunction with the decision to discontinue this business, originally acquired in 2003.

As of December 31, 2004, the Company had the following acquired intangible assets recorded (in thousands):

	Software and Software Development	Customer Related	Non-Compete Agreements	Total
Balance as of December 27, 2002	$—	$214	$—	$214
Acquired	1,177	3,180	400	4,757
Amortization	(414)	(536)	(221)	(1,171)
Balance as of December 26, 2003	763	2,858	179	3,800
Acquired	—	300	—	300
Amortization	(543)	(981)	(139)	(1,663)
Balance as of December 31, 2004	$220	$2,177	$40	$2,437
Amortization Period in Years	2 -3	2 -4	2 -3

The following table summarizes the estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2005	$1,208
2006	773
2007	456
2008	—
Total	$2,437

NOTE P — CHANGE IN ACCOUNTING METHOD

In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets.  Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions.  The new standard was required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003.  The Company adopted the standard in the first quarter of 2003.

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

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the change in accounting principle had been adopted in the prior years (in thousands, except per share data):

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Net income (loss) before cumulative effect, as reported	$3,827	$(14,356)	$1,958
Pro forma effect of change in accounting principle, net of tax	—	—	(1,508)
Pro forma net income (loss)	$3,827	$(14,356)	$450

Basic net income (loss) per share:
Income (loss) before cumulative effect – as reported	$0.16	$(0.58)	$0.08
Pro forma effect of change in accounting principle, net of tax	—	—	(0.06)
Pro forma net income (loss) per share	$0.16	$(0.58)	$0.02

Diluted net income (loss) per share:
Income (loss) before cumulative effect – as reported	$0.15	$(0.58)	$0.08
Pro forma effect of change in accounting principle, net of tax	—	—	(0.06)
Pro forma net income (loss) per share	$0.15	$(0.58)	$0.02

NOTE Q — SEGMENT INFORMATION

Commencing with the first quarter of 2004 and due to a reorganization of the Company that took effect at the beginning of 2004, the Company changed its previous segment reporting in accordance with SFAS 131.  For fiscal year 2004, the Company has five reportable operating segments:  Health Delivery (the delivery of consulting and systems integration services to health delivery and government clients), Health Plan (the delivery of consulting and systems integration services to Health Plan clients), Life Sciences (the delivery of consulting and systems integration services to pharmaceutical and other life sciences clients), Health Delivery Outsourcing (the delivery of outsourcing services to Health Delivery clients), and Meditech Service Center (the delivery of solutions involving the use of Meditech software to Health Delivery clients).  Additionally, the Company has several smaller businesses (Paragon Solutions, Inc., staffing services, and FirstGateways™), which are not included in any of the above segments and are reported as “other business.”

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

The Company evaluates its segments’ performance based on revenues and operating income.  Certain selling and general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), are managed at the corporate level and allocated to each operating segment based on either net revenues and/or actual usage.  The Company does not manage or track most assets by segment.  As a result, asset allocations and interest/other charges are not included in the tables below.

The following segment information is for the years ended December 31, 2004, December 26, 2003, and December 27, 2002.  Fiscal years 2004, 2003, and 2002 expenses are broken out by segment through the income from operations line.

For the year ended December 31, 2004:

(in thousands)

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals

Revenues before reimbursements	$64,958	$36,358	$103,822	$23,985	$15,521	$25,260	$4	$269,908
Reimbursements	8,620	1,066	504	1,723	2,562	759	2,147	17,381

Total revenues	73,578	37,424	104,326	25,708	18,083	26,019	2,151	287,289
Cost of services before reimbursable expenses	36,227	20,242	85,444	16,278	10,501	17,161	(3,939)	181,914
Reimbursable expenses	8,620	1,066	504	1,723	2,562	759	2,147	17,381
Total cost of services	44,847	21,308	85,948	18,001	13,063	17,920	(1,792)	199,295
Gross profit	28,731	16,116	18,378	7,707	5,020	8,099	3,943	87,994
Selling expenses	9,757	8,652	2,219	784	3,150	2,593	346	27,501
General & administrative expenses	11,099	12,151	10,023	3,357	2,761	5,043	7,634	52,068
Income (loss) from operations	$7,875	$(4,687)	$6,136	$3,566	$(891)	$463	$(4,037)	$8,425

For the year ended December 26, 2003:

(in thousands)

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals

Revenues before reimbursements	$64,963	$43,915	$93,830	$19,085	$24,860	$23,153	$317	$270,123
Reimbursements	9,000	1,239	272	1,435	3,006	612	60	15,624

Total revenues	73,963	45,154	94,102	20,520	27,866	23,765	377	285,747
Cost of services before reimbursable expenses	37,344	27,037	80,977	11,692	13,185	16,011	(1,911)	184,335
Reimbursable expenses	9,000	1,239	272	1,435	3,006	612	60	15,624
Total cost of services	46,344	28,276	81,249	13,127	16,191	16,623	(1,851)	199,959
Gross profit	27,619	16,878	12,853	7,393	11,675	7,142	2,228	85,788
Selling expenses	10,765	9,202	1,980	1,579	4,759	2,797	(24)	31,058
General & administrative expenses	11,449	15,783	10,081	4,209	3,365	6,104	6,005	56,996
Restructuring, severance, and impairment costs	448	8,347	417	105	429	237	1,380	11,363
Income (loss) from operations	$4,957	$(16,454)	$375	$1,500	$3,122	$(1,996)	$(5,133)	$(13,629)

For the year ended December 27, 2002:

(in thousands)

	Health Delivery	Life Sciences	Health Delivery Outsourcing	Meditech Service Center	Health Plan	Other Business	Other	Totals

Revenues before reimbursements	$57,117	$63,580	$82,499	$11,876	$32,057	$19,721	$1,163	$268,013
Reimbursements	7,425	1,798	189	996	3,396	845	71	14,720

Total revenues	64,542	65,378	82,688	12,872	35,453	20,566	1,234	282,733
Cost of services before reimbursable expenses	31,791	33,223	67,744	6,480	15,713	14,302	601	169,854
Reimbursable expenses	7,425	1,798	189	996	3,396	845	71	14,720
Total cost of services	39,216	35,021	67,933	7,476	19,109	15,147	672	184,574
Gross profit	25,326	30,357	14,755	5,396	16,344	5,419	562	98,159
Selling expenses	9,317	10,240	3,685	446	5,473	1,827	86	31,074
General & administrative expenses	12,216	18,823	9,641	1,941	5,666	4,231	3,676	56,194
Restructuring, severance, and impairment costs	678	5,867	20	0	1,040	98	115	7,818
Income (loss) from operations	$3,115	$(4,573)	$1,409	$3,009	$4,165	$(737)	$(3,315)	$3,073

The “other” column includes reclassifications related to the charging out of the shared service centers described above, with the net loss in that column primarily consisting of under absorption of shared service center or support costs into the segments.

Detail of Heath Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Years Ended
	December 31, 2004	December 26, 2003	December 27, 2002

Internally generated revenues	$81,493	$72,441	$66,486
Subcontractor revenues	22,329	21,389	16,013
Revenues before reimbursements	$103,822	$93,830	$82,499

The Company offers its services primarily in the United States and through subsidiaries in Europe and Asia.  The following table reflects revenues (based on the location of the employee providing service) and long-lived asset information by geographic segment (in thousands):

	Years Ended
Geographic Segments	December 31, 2004	December 26, 2003	December 27, 2002
Total revenues:
United States	$266,167	$271,262	$272,957
International	21,122	14,485	9,776
	$287,289	$285,747	$282,733
Long-lived assets:
United States	$29,141	$26,592	$10,923
International	2,384	1,205	883
	$31,525	$27,797	$11,806

For the years ended December 31, 2004, December 26, 2003, and December 27, 2002, the Company did not generate revenues from any single foreign country that were significant to the Company’s consolidated net revenues.

The Company earned greater than 10% of revenues from one outsourcing client for the years ended December 31, 2004, December 26, 2003, and December 27, 2002.  Revenues from this client comprised 12%, or $33.2 million of total revenues in 2004, 12%, or $33.0 million of total revenues in 2003, and 12%, or $32.8 million of total revenues in 2002.

NOTE R — UNAUDITED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenues before reimbursements	$65,353	$67,237	$65,302	$72,016
Reimbursements	3,980	4,456	4,430	4,515
Total revenues	69,333	71,693	69,732	76,531

Cost of services before reimbursable expenses	44,531	44,792	43,681	48,910
Reimbursable expenses	3,980	4,456	4,430	4,515
Total cost of services	48,511	49,248	48,111	53,425

Gross profit	20,822	22,445	21,621	23,106

Selling expenses	7,248	7,115	6,520	6,618
General and administrative expenses	11,865	13,139	12,737	14,327
Income (loss) from operations	1,709	2,191	2,364	2,161
Other income (expense):
Interest income, net	202	142	185	255
Other income (expense), net	(21)	(110)	18	(812)
Expense for premium on repurchase of stock	(1,561)	—	—	—
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	329	2,223	2,567	1,604
Income tax (benefit) expense	835	975	1,135	(2,122)
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	(506)	1,248	1,432	3,726
Loss on discontinued operations, net of tax	(127)	(218)	(167)	(1,561)
Net income (loss)	$(633)	$1,030	$1,265	$2,165

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.02)	$0.05	$0.06	$0.15
Loss on discontinued operations, net of tax	—	(0.01)	(0.01)	(0.06)
Net income (loss) per share	$(0.02)	$0.04	$0.05	$0.09

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.02)	$0.05	$0.06	$0.15
Loss on discontinued operations, net of tax	—	(0.01)	(0.01)	(0.06)
Net income (loss) per share	$(0.02)	$0.04	$0.05	$0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenues before reimbursements	$70,130	$71,041	$64,999	$63,953
Reimbursements	3,613	4,052	4,060	3,899
Total revenues	73,743	75,093	69,059	67,852

Cost of services before reimbursable expenses	47,243	48,209	45,864	43,019
Reimbursable expenses	3,613	4,052	4,060	3,899
Total cost of services	50,856	52,261	49,924	46,918

Gross profit	22,887	22,832	19,135	20,934

Selling expenses	8,105	8,545	7,577	6,831
General and administrative expenses	14,085	15,875	14,284	12,752
Restructuring, severance, and impairment charges	—	3,914	4,179	3,270
Income (loss) from operations	697	(5,502)	(6,905)	(1,919)
Other income (expense):
Interest income, net	276	252	232	201
Other income (expense), net	201	(205)	(160)	(246)
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	1,174	(5,455)	(6,833)	(1,964)
Income tax (benefit) expense	493	(1,990)	(2,391)	4,744
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	681	(3,465)	(4,442)	(6,708)
Loss on discontinued operations, net of tax	—	(65)	(105)	(252)
Cumulative effect of change in accounting principle, net of tax	(2,597)	—	—	—
Net loss	$(1,916)	$(3,530)	$(4,547)	$(6,960)

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.03	$(0.14)	$(0.18)	$(0.26)
Loss on discontinued operations, net of tax	—	—	—	(0.01)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—
Net loss per share	$(0.08)	$(0.14)	$(0.18)	$(0.27)

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.03	$(0.14)	$(0.18)	$(0.26)
Loss on discontinued operations, net of tax	—	—	—	(0.01)
Cumulative effect of change in accounting principle, net of tax	(0.11)	—	—	—
Net loss per share	$(0.08)	$(0.14)	$(0.18)	$(0.27)

In the fourth quarter of 2004, the Company reported a $0.8 million impairment in its investment in a privately-held software company, and a $1.5 million impairment (included in discontinued operations) of its goodwill and fixed assets of its call center services business line.  Additionally, the Company recorded a $3.0 million reversal of deferred tax asset valuation allowance.

In the fourth quarter of 2003, the Company reported a $3.3 million charge for restructuring, severance, and impairment charges.  Additionally, the Company recorded a $5.5 million deferred tax asset valuation allowance.

NOTE S — SUBSEQUENT EVENTS

In February 2005, the Company negotiated an early conclusion to its escrow agreement related to shares of common stock issued in the purchase of FCG Infrastructure Services, Inc. (see Note I), where half of the remaining 295,664 shares in escrow were released and the other half were forfeited back to the Company.  Additionally, the Company repurchased most of the stock which had been previously and currently released from escrow for its current fair market value.  A total of 422,018 shares were repurchased for approximately $2.5 million in cash.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Consulting Group, Inc.

We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and subsidiaries as of December 31, 2004 and December 26, 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years ended December 31, 2004, December 26, 2003, and December 27, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 31, 2004 and December 26, 2003, and the consolidated results of its operations and its consolidated cash flows for each of the three years ended December 31, 2004, December 26, 2003, and December 27, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of First Consulting Group, Inc. and subsidiaries for each of the three years ended December 31, 2004, December 26, 2003, and December 27, 2002.  In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note P to the financial statements, the Company changed its method of accounting for outsourcing arrangements and its method of accounting for exit or disposal activities in 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Consulting Group, Inc’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 9, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended	Description	Balance at Beginning of Period	Provision Charged (Credited) to Income	Adjustments Accounts Written Off	Balance at End of Period
December 31, 2004	Accounts receivable allowance	$1,974	$(229)	$(344)	$1,401
December 26, 2003	Accounts receivable allowance	$1,899	$16	$59	$1,974
December 27, 2002	Accounts receivable allowance	$2,740	$(256)	$(585)	$1,899

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Consulting Group, Inc.

By: /s/ LUTHER J. NUSSBAUM
Luther J. Nussbaum,
Chief Executive Officer

Date: March 16, 2005

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

Signature	Title	Date

/s/ LUTHER J. NUSSBAUM	Chief Executive Officer and Chairman	March 16, 2005
Luther J. Nussbaum	of the Board (Principal Executive
Officer)

/s/ WALTER J. MCBRIDE	Executive Vice President and Chief	March 16, 2005
Walter J. McBride	Financial Officer (Principal Financial
Officer)

/s/ PHILIP H. OCKELMANN	Vice President and Controller (Principal Accounting Officer)	March 16, 2005
Philip H. Ockelmann

/s/ DOUGLAS G. BERGERON	Director	March 16, 2005
Douglas G. Bergeron

/s/ MICHAEL P. DOWNEY	Director	March 16, 2005
Michael P. Downey

Signature	Title	Date

/s/ ROBERT G. FUNARI	Director	March 16, 2005
Robert G. Funari

/s/ STEVEN HECK	Director	March 16, 2005
Steven Heck

/s/ STANLEY R. NELSON	Director	March 16, 2005
Stanley R. Nelson

/s/ F. RICHARD NICHOL	Director	March 16, 2005
F. Richard Nichol

/s/ STEPHEN E. OLSON	Director	March 16, 2005
Stephen E. Olson

/s/ FATIMA J. REEP	Director	March 16, 2005
Fatima J. Reep

/s/ CORA M. TELLEZ	Director	March 16, 2005
Cora M. Tellez

/s/ JACK O. VANCE	Director	March 16, 2005
Jack O. Vance

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Certificate of Incorporation of FCG (incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”)).

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

4.2

Rights Agreement dated as of November 22, 1999 among First Consulting Group, Inc. and American Stock Transfer & Trust Company (incorporated by reference to Exhibit 99.3 to FCG’s December 9, 1999 Form 8-K).

4.2.1	Form of Rights Certificate (incorporated by reference to Exhibit 99.4 to FCG’s December 9, 1999 Form 8-K).

10.1*	1997 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to FCG’s Form S-1).

10.1.1*	Form of Incentive Stock Option between FCG and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.1 to FCG’s Form S-1).

10.1.2*	Form of Non-Statutory Stock Option between FCG and its employees, directors, and consultants (incorporated by reference to Exhibit 10.1.2 to FCG’s Form S-1).

10.1.3*	Form of Non-Statutory Stock Option (United Kingdom) between FCG and its United Kingdom resident employees, directors, and consultants (incorporated by reference to Exhibit 10.1.3 to FCG’s Form S-1).

10.2*	1997 Non-Employee Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.2 to FCG’s Form S-1).

10.2.1*	Form of Non-Statutory Stock Option (Initial Option-Continuing Non-Employee Directors) between FCG its continuing non-employee directors (incorporated by reference to Exhibit 10.2.1 to FCG’s Form S-1).

10.2.2*	Form of Non-Statutory Stock Option (Initial Option-New Non-Employee Directors) between FCG and its non-employee directors (incorporated by reference to Exhibit 10.2.2 to FCG’s Form S-1).

10.2.3*	Form of Non-Statutory Stock Option (Annual Option) between FCG and its non-employee directors (incorporated by reference to Exhibit 10.2.3 to FCG’s Form S-1).

10.3*	1994 Restricted Stock Plan, as amended (incorporated by reference to Exhibit 10.3 to FCG’s Form S-1).

10.3.1*	Form of Amended and Restated Restricted Stock Agreement between FCG and its executive officers (incorporated by reference to Exhibit 10.3.1 to FCG’s Form S-1).

10.3.2*	Form of Loan and Pledge Agreement between FCG and its vice presidents (incorporated by reference to Exhibit 10.3.2 to FCG’s Form S-1).

10.3.3*	Form of Secured Promissory Note (Non-Recourse) between FCG and its vice presidents (incorporated by reference to Exhibit 10.3.3 to FCG’s Form S-1).

10.4*	1999 Non-Officer Equity Incentive Plan (incorporated by reference to Exhibit 99.6 to FCG’s Form S-8 Registration Statement originally filed on March 29, 2000 (the “Form S-8”)).

10.4.1*	Form of Non-Qualified Stock Option Agreement between FCG and its non-officer employees (incorporated by reference to Exhibit 99.7 to FCG’s Form S-8).

10.5*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to FCG’s Form S-1).

10.6*	Form of Indemnity Agreement between FCG and its directors and executive officers (incorporated by reference to Exhibit 10.8 to FCG’s Form S-1).

10.7

Lease, dated as of October 3, 1996, between FCG and Landmark Square Associates, L.P. for FCG’s principal executive offices in Long Beach, CA (incorporated by reference to Exhibit 10.9 to FCG’s Form S-1).

10.7.1	Amendment to Office Lease, between FCG and Trizec Realty, Inc. dated September 16. 2003 (incorporated by reference to Exhibit 10.7.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.8	First Amendment to Credit Agreement between FCG and Wells Fargo Bank, National Association dated May 3, 2004.

10.9*	FCG 2000 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.10 to FCG’s Annual Report on Form 10-K filed March 29, 2000).

10.9.1*	FCG 2000 Associate Stock Purchase Plan Offering adopted October 26, 1999, as amended (incorporated by reference to Exhibit 10.11.1 to FCG’s Annual Report on Form 10-K filed March 28, 2002).

10.10

Master Information Technology Services Agreement dated November 1, 1999, between FCG Management Services, LLC (“FCGMS”) and New York and Presbyterian Hospital (“NYPH”) (incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K filed on November 8, 1999).

10.11

Master Information Services Agreement dated January 23, 2001, between FCG Management Services, LLC and the Trustees of the University Of Pennsylvania, a non-profit corporation incorporated under the laws of Pennsylvania, owner and operator of the University of Pennsylvania Health System and its Affiliates (incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K, filed on March 7, 2001).

10.12*	Doghouse Enterprises, Inc. 2000 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 of FCG’s Annual Report on Form 10-K filed March 28, 2002).

10.12.1*

Doghouse Enterprises, Inc. 2000 Equity Incentive Plan form of Stock Option Agreement (Incentive Stock Option or Nonstatutory Stock Option) (incorporated by reference to Exhibit 10.18.1 of FCG’s Annual Report on Form 10-K filed March 28, 2002).

10.13*	First Consulting Group, Inc. Associate 401(k) and Stock Ownership Plan (incorporated by reference to Exhibit 10.1 of FCG’s Quarterly Report on Form 10-Q filed August 12, 2002).

10.14

Lease agreement between WHTR Real Estate Limited Partnership, as landlord, and Integrated Systems Consulting Group, Inc. (acquired by Registrant), as tenant dated May 1998, as amended (incorporated by reference to Exhibit 10.22 of FCG’s Annual Report on Form 10-K filed March 26, 2003).

10.15 *	Integrated Systems Consulting Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.24 of FCG’s Annual Report on Form 10-K filed March 26, 2003).

10.16.1*	Form of Incentive Stock Option Grant Agreement (incorporated by reference to Exhibit 10.24.1 of FCG’s Annual Report on Form 10-K filed March 26, 2003).

10.16.2*	Form of Non-Qualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.24.2 of FCG’s Annual Report on Form 10-K filed March 26, 2003).

10.17

Lease Agreement by and between Nashville Urban Partners 2000 II, LLC and Codigent Solutions Group, Inc. dated April 10, 2002 (incorporated by reference to Exhibit 10.21 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.18*	Paragon Solutions, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.22 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.18.1*	Paragon Solutions, Inc. Incentive Stock Plan – Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.22.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.18.2*	Paragon Solutions, Inc. Incentive Stock Plan – Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.22.2 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.19*	Paragon Solutions, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.19.1*	Paragon Solutions, Inc. Non-Employee Director Stock Option Plan – Stock Option Agreement (incorporated by reference to Exhibit 10.23.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.20	Stock Repurchase Agreement dated February 27, 2004 between FCG and David S. Lipson (incorporated by reference to Exhibit 99.2 to FCG’s Current Report on Form 8-K filed February 27, 2004).

10.21*	Employment Agreement dated March 22, 2004 between FCG and Mary Franz (incorporated by reference to Exhibit 10.2 to FCG’s Quarterly Report on Form 10-Q filed May 5, 2004).

11.1

Statement of Computation of Earnings (Loss) per Share for FCG (contained in “Notes to Consolidated Financial Statements – Note A – Description of Business and Summary of Significant Accounting Policies – Basic and Diluted Net Income (Loss) Per Share” of this Report).

14.1	First Consulting Group, Inc. Code of Business Conduct and Ethics dated August 1, 2003 (incorporated by reference to Exhibit 14.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

21.1	Subsidiaries of FCG.

23.1	Consent of Grant Thornton LLP.

24.1	Power of Attorney (contained on the signature page of this Report).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*                                         Management contract, compensation plan