Form 10-Q
period 2005-04-01
FIRST CONSULTING GROUP INC
filed 2005-05-11
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,343,250
(Class)	(Outstanding at April 29, 2005)

First Consulting Group, Inc.

Table of Contents

COVER PAGE

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

Consolidated Statements of Operations

Condensed Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	April 1, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,029	$15,012
Short-term investments	20,388	25,309
Accounts receivable, less allowance of $1,354 and $1,401 as of April 1, 2005 and December 31, 2004, respectively	24,596	26,266
Unbilled receivables	14,020	11,005
Deferred income taxes	7,869	7,869
Prepaid expenses and other current assets	3,818	2,449
Current assets of discontinued operations	174	561
Total current assets	84,894	88,471

Property and equipment:
Furniture, equipment, and leasehold improvements	4,426	4,144
Information systems equipment	28,064	27,016
	32,490	31,160
Less accumulated depreciation and amortization	20,555	19,331
	11,935	11,829

Other assets:
Executive benefit trust	9,344	9,343
Long-term account receivable	3,353	3,806
Deferred income taxes	4,188	3,220
Goodwill, net	18,159	17,259
Intangibles, net	2,056	2,437
Notes receivable – stockholders	406	407
Long-term investments	325	325
Other	3,097	3,302
	40,928	40,099
Total assets	$137,757	$140,399

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	April 1, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,847	$2,892
Accrued liabilities	10,599	11,104
Accrued restructuring	1,512	1,800
Accrued vacation	7,434	6,682
Accrued incentive compensation	1,387	1,729
Customer advances	7,282	7,458
Current liabilities of discontinued operations	26	105
Total current liabilities	32,087	31,770
Non-current liabilities:
Accrued restructuring	2,861	3,220
Supplemental executive retirement plan	9,350	9,094
Total non-current liabilities	12,211	12,314
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,335,584 shares issued and outstanding at April 1, 2005 and 24,826,547 shares issued and outstanding at December 31, 2004	24	25
Additional paid-in capital	90,096	91,636
Retained earnings	3,438	4,727
Deferred compensation-stock incentive agreements	(79)	(107)
Notes receivable-stockholders	(240)	(286)
Accumulated other comprehensive income	220	320
Total stockholders’ equity	93,459	96,315
Total liabilities and stockholders’ equity	$137,757	$140,399

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	April 1, 2005	March 26, 2004
	(unaudited)
Revenues before reimbursements	$68,144	$65,353
Reimbursements	3,662	3,980
Total revenues	71,806	69,333

Cost of services before reimbursable expenses	48,268	44,531
Reimbursable expenses	3,662	3,980
Total cost of services	51,930	48,511

Gross profit	19,876	20,822

Selling expenses	6,758	7,248
General and administrative expenses	14,739	11,865
Income (loss) from operations	(1,621)	1,709
Other income (expense):
Interest income, net	230	202
Other expense, net	—	(21)
Expense for premium on repurchase of stock	—	(1,561)
Income (loss) from continuing operations before income taxes	(1,391)	329
Income tax provision (benefit)	(639)	835
Loss from continuing operations	(752)	(506)
Loss on discontinued operations, net of tax benefit	(537)	(127)
Net loss	$(1,289)	$(633)

Basic net loss per share:
Loss from continuing operations, net of tax	$(0.03)	$(0.02)
Loss on discontinued operations, net of tax	(0.02)	—
Net loss	$(0.05)	$(0.02)
Diluted net loss per share:
Loss from continuing operations, net of tax	$(0.03)	$(0.02)
Loss on discontinued operations, net of tax	(0.02)	—
Net loss	$(0.05)	$(0.02)

Weighted average shares used in computing:
Basic net loss per share	24,475	25,422
Diluted net loss per share	24,475	25,422

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	April 1, 2005	March 26, 2004
	(unaudited)
Cash flows from operating activities:
Net loss:	$(1,289)	$(633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,493	1,109
Premium on capital stock repurchase	—	1,561
Intangible amortization	381	398
Provision for bad debts, net of adjustments	—	116
Loss on sale of assets	2	—
Minority interest in net loss of subsidiary	—	(14)
Compensation from stock issuances	28	26
Interest income on notes receivable – stockholders	(27)	(14)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	1,670	3,003
Unbilled receivables	(3,015)	(3,141)
Prepaid expenses and other	(1,369)	(1,034)
Current assets of discontinued operations	387	—
Long term account receivable	453	613
Other assets	205	(751)
Accounts payable	955	751
Accrued liabilities	(505)	(861)
Current liabilities of discontinued operations	(79)	—
Accrued restructuring	(647)	(2,303)
Accrued vacation	752	244
Accrued incentive compensation	(342)	116
Customer advances	(176)	(1,468)
Deferred income taxes	(968)	508
Supplemental executive retirement plan	255	227
Other	(11)	61
Net cash used in operating activities	(1,847)	(1,486)
Cash flows from investing activities:
Proceeds from sale/maturity of investments	4,921	8,766
Purchase of property and equipment	(1,619)	(1,992)
Acquisition of business, net of cash acquired	—	(2,383)
Net cash provided by investing activities	3,302	4,391
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	156	729
Proceeds from notes receivable and tax loan payments	7	26
Capital stock repurchase	(2,530)	(14,773)
Net cash used in financing activities	(2,367)	(14,018)
Effect of exchange rate changes on cash and cash equivalents	(71)	27
Net change in cash and cash equivalents	(983)	(11,086)
Cash and cash equivalents at beginning of period	15,012	26,826
Cash and cash equivalents at end of period	$14,029	$15,740

Cash paid during the period for:
Interest	$42	$4
Income taxes	$127	$310

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1            Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet of First Consulting Group, Inc. (the “Company” or “FCG”) at April 1, 2005 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended April 1, 2005 and March 26, 2004 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at April 1, 2005 and the results of operations and cash flows for the three-month periods ended April 1, 2005 and March 26, 2004.  The results of operations and cash flows for the three-month period ended April 1, 2005 are not necessarily indicative of the results to be expected for the year ending December 30, 2005.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (“SFAS No. 148”).  SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method of accounting for stock-based awards had been applied. Under the fair value method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

The following table presents the pro forma net loss had compensation costs been determined using the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

		Three Months Ended
		April 1, 2005	March 26, 2004
Net loss, as reported		$(1,289)	$(633)
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax		(241)	(453)
Pro forma net loss		$(1,530)	$(1,086)

Basic and diluted loss per share	As reported	$(0.05)	$(0.02)
	Pro forma	$(0.06)	$(0.04)

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

The following represents a reconciliation of basic and diluted net loss per share for the three-month periods ended April 1, 2005 and March 26, 2004 (in thousands, except per share data):

	Three Months Ended
	April 1, 2005	March 26, 2004

Loss from continuing operations	$(752)	$(506)
Loss on discontinued operations, net of tax benefit	(537)	(127)
Net loss	$(1,289)	$(633)

Basic and diluted weighted average number of shares outstanding	24,475	25,422

	Three Months Ended
	April 1, 2005	March 26, 2004
Basic and diluted per share:
Loss from continuing operations	$(0.03)	$(0.02)
Loss on discontinued operations, net of tax benefit	(0.02)	—
Net loss per share	$(0.05)	$(0.02)

For the three months ended April 1, 2005 and March 26, 2004, there were 5,243,526 and 5,242,036 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted loss per share.

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

Note 2            Investments

At April 1, 2005, the Company had approximately $20.4 million in short-term investments.  Such investments were held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were immaterial at April 1, 2005.  Additionally, the Company had $0.3 million of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included in long-term investments.

Note 3            Long-Term Account Receivable

At April 1, 2005, the Company carried a long-term account receivable of approximately $3.4 million from a single client.  The receivable is related to an outsourcing contract and is scheduled to be collected over the next 21 months.

Note 4            Business Acquisitions

FCG Infrastructure Services (FCGIS)

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

The $3.9 million of excess over book value was allocated between goodwill and intangible assets of $3.3 million and $0.6 million, respectively.  Such amounts are non-deductible for tax purposes.

For the six-month periods ended June 25, 2004 and December 31, 2004, FCGIS met the revenue and profitability targets, and 295,664 contingent shares were released to the former FCGIS stockholders, thus adding $1.8 million to goodwill.  In February 2005, the Company negotiated an early conclusion to its escrow agreement related to shares of common stock issued in the purchase of FCGIS, where half of the remaining 295,664 shares in escrow were released and the other half were forfeited back to the Company.  The shares released further increased goodwill by another $900,000 to a total of $6.1 million of goodwill related to the acquisition.

Additionally, on February 23, 2005, the Company repurchased most of the stock which had been previously and currently released from escrow for its current fair market value.  A total of 422,018 shares were repurchased for approximately $2.5 million in cash and cancelled.

Note 5            Goodwill and Intangible Assets

Goodwill is evaluated for impairment annually, pursuant to SFAS 142, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the fair value of the reporting unit with its carrying value. Fair value is determined by using a market approach valuation model based on revenue multiples or a discounted cash flow approach.  The Company uses various assumptions in the valuation, such as discount rates, and comparable company analysis in performing these valuations.  If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.  In addition, the Company evaluates intangible assets with definite lives pursuant to SFAS 142, to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

In the first quarter of 2005, the Company reorganized its business segments.  In accordance with SFAS 142, the goodwill formerly attributed to the Meditech Service Center segment was divided between the Health Delivery Services and Health Delivery Outsourcing segments based on the relative fair values of parts of the previous Meditech Service Center being reorganized into those business units, and is shown historically on this restated basis in the following schedule.

The changes in the net carrying amounts of goodwill for the three months ended April 1, 2005 are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Government & Technology Services	Other	Total
Balance as of December 26, 2003	$1,051	$3,228	$1,477	$8,260	$1,442	$15,458
Acquired	1,701	1,538	—	—	—	3,239
Impaired	—	—	—	—	(1,442)	(1,442)
Currency translation adjustment	—	—	4	—	—	4
Balance as of December 31, 2004	2,752	4,766	1,481	8,260	—	17,259
Acquired	473	427	—	—	—	900
Balance as of April 1, 2005	$3,225	$5,193	$1,481	$8,260	$—	$18,159

The $900,000 of additional goodwill in the first quarter of 2005 relates to a final earn out payment to the previous owners of a business which was the substantial portion of the Meditech Service Center segment.

As of April 1, 2005, the Company had the following acquired intangible assets recorded (in thousands):

	Software and Software Development	Customer Related	Non-Compete Agreements	Total
Balance as of December 26, 2003	$763	$2,858	$179	$3,800
Acquired	—	300	—	300
Amortization	(543)	(981)	(139)	(1,663)
Balance as of December 31, 2004	220	2,177	40	2,437
Amortization	(88)	(264)	(29)	(381)
Balance as of April 1, 2005	$132	$1,913	$11	$2,056
Amortization Period in Years	2 -3	2 -4	2 -3

The following table summarizes the estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2005 (remainder of year)	$828
2006	772
2007	456
Total	$2,056

Note 6            Restructuring, Severance, and Impairment Costs

At April 1, 2005, the Company had approximately $4.4 million in restructuring accrual which related to restructuring, severance, and impairment costs incurred in the prior years, primarily in the Life Sciences segment.  The remaining accrual entirely consists of costs related to vacated leases, net of estimated sublease payments.

The restructuring liability activity through April 1, 2005 is summarized as follows (in thousands):

Facilities/Other Related Costs
Accrual balance at December 31, 2004	$5,020
Cash payments	(647)
Accrual balance at April 1, 2005	$4,373

Note 7            Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months ended April 1, 2005 and March 26, 2004, is as follows (in thousands):

	Three Months Ended
	April 1, 2005	March 26, 2004
Net loss	$(1,289)	$(633)

Foreign currency translation adjustment	(100)	82
Unrealized gain on investments	—	10
Other comprehensive income (loss), net of tax	(100)	92

Comprehensive loss	$(1,389)	$(541)

Note 8            Discontinued Operations

On December 7, 2004, the Company’s Board of Directors approved a plan to sell and exit its clinical and non-clinical Call Center Services (CCS) operation due to recurring losses.  On February 2, 2005, the Company executed a definitive agreement with the MPB Group, LLC, d/b/a The Beryl Companies.  FCG will receive 12 monthly payments totaling $150,000 for selected customer contracts. The disposal plan consisted primarily of the termination of normal CCS activity, calculation of termination benefits for the existing CCS employees, termination of a lease agreement, abandonment of property and equipment, collection of accounts receivable, and settlement of liabilities.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this disposal represents a discontinued operation.  Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the CCS division as a discontinued operation for all periods presented.

A summary of results for CCS for the quarter ended April 1, 2005 included revenues of $631,000 and a pre-tax loss of $866,000 which related to the sales, operation, and wind-down of the business.  The pre-tax loss, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to a loss of $127,000, net of a 38% tax benefit for the quarter ended March 26, 2004.  The current quarter’s net loss included $276,000 related to severance costs for the remaining staff of 37 people.  Further, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded an accrual for the remaining lease payments on the CCS leased property in the amount of $89,000.

Note 9            Disclosure of Segment Information

In the first quarter of 2005, the Company reorganized its previous segment reporting in accordance with SFAS 131 and had the following changes in its reporting:

•      The Meditech Service Center segment has been split between Health Delivery Services and Health Delivery Outsourcing.  An insignificant portion of the Meditech Service Center has also been included in the Software Products segment;

•      The Health Delivery Services (previously Health Delivery) and Health Delivery Outsourcing segments, while still reported separately, are now combined with a common sales group, Health Delivery Sales into a total Health Delivery segment;

•      The Government and Technology Services (GTS) segment has been created by combining the Paragon Solutions, Inc. (our software development business) and Technology Staffing Services groups, which used to be included within Other Business, with the government healthcare business unit, which used to be part of Health Delivery;

•      Software Products (SWP) has been created by adding the Cyberview product that used to be in the Meditech Service Center segment to the existing SWP business line, which used to be included within Other Business, and primarily involves the FirstGateways product.

For fiscal year 2005, the Company has the following six reportable operating segments:

•      Health Delivery Services - the delivery of consulting and systems integration services to health delivery clients;

•      Health Delivery Outsourcing - the delivery of outsourcing services to health delivery clients;

•      Life Sciences - the delivery of consulting and systems integration services to pharmaceutical and other life sciences clients;

•      Health Plan - the delivery of consulting and systems integration services to health plan clients;

•      Government and Technology Services - the delivery of consulting services to government clients, the delivery of blended offshore software development, and the delivery of technology staff augmentation services; and

•      Software Products - the delivery of solutions involving the use of software to health delivery clients.

Additionally, the Company has three shared service centers that provide services to multiple business segments.  These shared service centers include FCG India, Integration Services, and Infrastructure Services.   The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost.

The Company evaluates its segments’ performance based on revenues and operating income.  Certain selling and general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing), are managed at the corporate level and allocated to each operating segment based on either net revenues and/or actual usage.  The Company does not manage or track most assets by segment.  As a result, interest and other charges are not included in the tables below.

The following segment information is for the quarters ended April 1, 2005 and March 26, 2004 (in thousands):

For the three months ended April 1, 2005:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$16,043	$—	$30,762	$46,805	$8,715	$4,010	$8,077	$537	$—	$68,144
Reimbursements	2,517	—	132	2,649	197	581	214	21	—	3,662
Total revenues	18,560	—	30,894	49,454	8,912	4,591	8,291	558	—	71,806
Cost of services before reimbursable expenses	10,799	—	25,567	36,366	4,480	3,259	4,833	884	(1,554)	48,268
Reimbursable expenses	2,517	—	132	2,649	197	581	214	21	—	3,662
Total cost of services	13,316	—	25,699	39,015	4,677	3,840	5,047	905	(1,554)	51,930
Gross profit	5,244	—	5,195	10,439	4,235	751	3,244	(347)	1,554	19,876
Selling expenses	1,127	1,324	466	2,917	1,905	536	873	142	385	6,758
General & administrative expenses	3,180	—	3,214	6,394	2,580	740	1,702	361	2,962	14,739
Income (loss) from operations	$937	$(1,324)	$1,515	$1,128	$(250)	$(525)	$669	$(850)	$(1,793)	$(1,621)

For the three months ended March 26, 2004:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$17,358	$—	$27,119	$44,477	$8,867	$4,248	$7,361	$384	$16	$65,353
Reimbursements	2,384	—	100	2,484	226	580	145	70	475	3,980
Total revenues	19,742	—	27,219	46,961	9,093	4,828	7,506	454	491	69,333
Cost of services before reimbursable expenses	9,704	—	22,606	32,310	5,054	2,438	4,746	656	(673)	44,531
Reimbursable expenses	2,384	—	100	2,484	226	580	145	70	475	3,980
Total cost of services	12,088	—	22,706	34,794	5,280	3,018	4,891	726	(198)	48,511
Gross profit	7,654	—	4,513	12,167	3,813	1,810	2,615	(272)	689	20,822
Selling expenses	1,101	1,369	585	3,055	2,488	876	667	70	92	7,248
General & administrative expenses	2,570	—	2,571	5,141	2,984	644	1,382	157	1,557	11,865
Income (loss) from operations	$3,983	$(1,369)	$1,357	$3,971	$(1,659)	$290	$566	$(499)	$(960)	$1,709

The “other” column consists of unallocated shared service center and support costs.  For the quarter ended April 1, 2005, there was a significant net loss in this column due to under utilization of both the infrastructure and integration shared service centers.

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in Health Delivery Outsourcing is as follows (in thousands):

	Three Months Ended
	April 1, 2005	March 26, 2004
Internally generated revenues	$25,119	$21,656
Subcontractor revenues	5,643	5,463
Revenues before reimbursements	$30,762	$27,119

Note 10          Line of Credit

The Company has a revolving line of credit expiring on May 1, 2006, under which it is allowed to borrow up to $7.0 million at the prevailing prime rate.  There was no outstanding balance under the line of credit at April 1, 2005.

Note 11          Capital Stock Repurchase From Major Stockholder

On February 27, 2004, the Company repurchased all outstanding shares of FCG common stock held by David S. Lipson, one of the Company’s directors and the former CEO of Integrated Systems Consulting Group, Inc. (ISCG).  The Company acquired ISCG in December 1998.  The Company also purchased any in-the-money options to purchase FCG common stock held by Mr. Lipson.  The aggregate purchase price for the shares and options held by Mr. Lipson was $15.1 million.  As a result of the transaction, Mr. Lipson resigned from the Company’s Board of Directors.

The Company’s purchase of Mr. Lipson’s ownership interest included all of the 1,962,400 outstanding shares of common stock of FCG held by Mr. Lipson, together with 32,000 in-the-money options to purchase shares of common stock of FCG.  The aggregate purchase price for the shares and the options represented a premium of approximately 11% over the closing price of FCG’s common stock on February 26, 2004.

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

•   In the event the Company were to enter into negotiations regarding a change in control transaction prior to February 27, 2005 and subsequently announce publicly a definitive agreement for or consummate a change in control transaction prior to August 27, 2005, the Company would pay to Mr. Lipson, upon the closing of such change in control of the

Company, an amount equal to the difference between $7.50 per share and the change in control transaction price per share, if such change in control price per share amount is higher.

•   Mr. Lipson is subject to a five year non-compete agreement, a mutual non-disparagement agreement, a non-solicitation agreement and a standstill agreement.  The parties agreed that no amounts of the purchase price would be allocated to these covenants for tax purposes.

•   Mr. Lipson also granted to the Board of Directors of the Company an irrevocable proxy for any of the Company’s securities that he owns or acquires after the closing of the Company’s purchase in this transaction.

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

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for information technology outsourcing services and professional services.

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 3% of our total revenues in the first quarter of 2005, and we expect our software licensing revenues to continue to grow incrementally during our 2005 fiscal year.  We also expect our services revenues associated with the implementation of our software products to continue to become a more significant part of our overall services revenues.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of April 1, 2005, approximately 1,282 of our 2,434 employees are billable consultants.  Another 800 employees are part of our outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 14% of our workforce, or 352 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to:

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

Results of Operations for the Three Months Ended April 1, 2005 and March 26, 2004

Revenues.  Our net revenues increased to $68.1 million for the quarter ended April 1, 2005, an increase of 4.3% from $65.4 million for the quarter ended March 26, 2004.  Our total revenues increased to $71.8 million for the quarter ended April 1, 2005, an increase of 3.6% from $69.3 million for the quarter ended March 26, 2004. The increases were in Health Delivery Outsourcing and Government and Technology Services, offset by decreases in Health Delivery Services, Health Plan and Life Sciences. The Health Delivery Outsourcing segment had the most significant increase, $3.6 million or 13.4%, partly due to the award of a new outsourcing engagement in late 2004. The most significant offsetting decrease was in Health Delivery Services, which declined by $1.3 million or 7.6%, due to delays in closing new contracts involving the adoption of our blended shore delivery model in the Health Delivery Services segment.  Overall, we anticipate that our revenues in the near future will grow moderately from those of the first quarter of 2005, exclusive of the potential for growth in the outsourcing market.  In outsourcing, we are pursuing several opportunities which, if we are successful, could significantly increase our revenues later in fiscal year 2005 or in future years although there can be no assurances in that regard.  Additionally, we have several existing outsourcing contracts up for renewal over the next 12 to 24 months, which we must successfully retain in order to avoid an offsetting decline in our revenues.

 Cost of Services.  Cost of services before reimbursable expenses increased to $48.3 million for the quarter ended April 1, 2005, an increase of 8.4% from $44.5 million for the quarter ended March 26, 2004.  The increase was primarily due to $3.0 million of additional costs in the Health Delivery Outsourcing segment to service the increased revenues noted above.  Additionally, we increased costs in Health Delivery Services over the past year to support what had been a growing level of revenues prior to an unexpected decline in the first quarter of fiscal year 2005.  We also increased Health Plan costs as an investment in developing new business offerings in both information technology and business process outsourcing.

Gross Profit.  Gross profit decreased to $19.9 million, or 29.2% of net revenues, for the quarter ended April 1, 2005, a decrease of 4.5% from $20.8 million, or 31.9% of net revenues, for the quarter ended March 26, 2004.  The decrease was primarily due to a reduction in the Health Delivery Services segment gross profit, falling from 44.1% in the first quarter of 2004 to 32.7% in the first quarter of 2005.  This decrease was due to the unexpected decline in revenue in the first quarter of fiscal year 2005, while cost of services had increased over the past year in line with what had previously been growing revenues in that segment. In addition, the gross profits of Health Delivery Outsourcing, approximately 16.9% during the first quarter of 2005, is generally lower on a percentage basis than gross profits in our other business segments.  While gross profit in this segment has remained steady year over year, the growth we have experienced in our Health Delivery Outsourcing segment has resulted in an overall lower gross profit percentage due to the lower gross profit nature of outsourcing business.  Given our current mix of outsourcing and non-outsourcing revenues, our overall gross profit percentage is not expected to change significantly in the near future.  However, we expect outsourcing to contribute an increasing proportion of our total revenues, which we expect will result in our gross profit percentage declining incrementally.  In addition, a sudden downturn in demand in one or more of our segments or an inability to control costs on our fixed price projects could negatively affect our gross profit percentage.

We have recently extended our agreement with a major outsourcing client.  This was originally a 5-year agreement, with just over two years remaining, and was extended for an additional three years to expire on June 30, 2010.  As part of the extension, the client has advised us to replace a major infrastructure subcontractor.  The related subcontract specifies that we are required to pay the subcontractor a termination fee of up to $900,000.  Depending on the timing and outcome of contract negotiations, we may be required to pay such fee and charge some or all of it to expense, without offsetting revenue, in the quarter ending July 1, 2005.  We would expect to earn higher margins over the remainder of the contract as a result, however, by reducing our cost of services.

Selling Expenses.  Selling expenses decreased to $6.8 million for the quarter ended April 1, 2005, a decrease of 6.8% from $7.2 million for the quarter ended March 26, 2004.  This decrease was primarily due to a reduction in our sales force, primarily in the Life Sciences segment.  Selling expenses as a percentage of net revenues decreased to 9.9% for the quarter ended April 1, 2005 from 11.1% for the quarter ended March 26, 2004.

General and Administrative Expenses.  General and administrative expenses increased to $14.7 million for the quarter ended April 1, 2005, an increase of 24.2% from $11.9 million for the quarter ended March 26, 2004.  Almost the entire increase was due to non-salary costs.  The most significant increase was in infrastructure costs of approximately $1.1 million related to facilities and equipment needed to directly support our growing outsourcing business.  Further, we incurred approximately $500,000 more in travel costs during the first quarter of fiscal year 2005 than in the first quarter of 2004.  Finally, we experienced higher costs in a number of other areas including severance, rent in our growing offshore shared service centers, and outside professional services such as audit, legal, and consulting costs.  General and administrative expenses as a percentage of net revenues increased to 21.6% for the quarter ended April 1, 2005 from 18.2% for the quarter ended March 26, 2004.  After having experienced some significant growth quarter-to-quarter over the past year for the items noted above, we expect the ongoing level of general and administrative expenses to be consistent with their current level in the near future.

Interest Income, Net.  Interest income, net of interest expense, remained constant at $0.2 million for the quarters ended April 1, 2005 and March 26, 2004, respectively.  Interest income net of interest expense as a percentage of net revenues remained at 0.3% for the quarters ended April 1, 2005 and March 26, 2004, respectively.

Other Expense, Net.  Other expense was negligible for the quarters ended April 1, 2005 and March 26, 2004, respectively.

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

Income Taxes.  We recorded a $0.6 million tax benefit for the quarter ended April 1, 2005 versus a $0.8 million tax provision for the quarter ended March 26, 2004.  The 46% tax benefit in the quarter ended April 1, 2005 is based on an anticipated profit for fiscal year 2005 as a whole, which management expects will incur a tax provision at the 46% rate.  The provision for income taxes for the quarter ended March 26, 2004 was $0.8 million despite the existence of a pretax loss, due to the nondeductibility of the premium on the repurchase of stock described above.

Loss on Discontinued Operations.  The disposition of our Coactive Call Center Service line has been accounted for as a discontinued operation.  During the quarter ended April 1, 2005, we incurred

$866,000 of costs related to the operation and wind-down of the business.  These costs, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to a net loss from the operations of this discontinued operation of $127,000 in the first quarter of 2004.

Liquidity and Capital Resources

During the three months ended April 1, 2005, we used cash flow for operations of $1.8 million to fund our operating losses and $2.5 million to repurchase shares of our common stock from the previous owners of FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.).  Further, we used approximately $1.6 million of cash to purchase property and equipment, primarily information technology and related equipment.  Combined billed and unbilled accounts receivables increased by $1.3 million as days sales outstanding increased from 37 days at the end of the fourth quarter of 2004 to 41 days at the end of the first quarter of 2005.  At April 1, 2005, we had cash and investments available for sale of $34.4 million compared to $40.3 million at December 31, 2004.

On February 27, 2004, we repurchased all outstanding shares and certain stock options from a major stockholder (see Note 11 of Notes to Consolidated Financial Statements).  The aggregate purchase price for the shares and options was $14.8 million in cash, and cancellation of a note owed to us by the stockholder in the amount of $0.3 million.  In addition, in the event we were to announce or consummate a change in control transaction prior to the first anniversary of this transaction, or if we were to enter into negotiations regarding a change in control transaction prior to the first anniversary and subsequently announce publicly a definitive agreement for or consummate a change in control transaction within the 18 months following the closing of this repurchase transaction, we would pay to this former stockholder, upon the closing of such change in control, an amount equal to the difference between $7.50 per share and the change in control transaction price per share, if such change in control price per share amount was higher.

On October 1, 2003, we entered into an unsecured loan agreement with White Plains Hospital Center requiring us to provide interest free financing of up to $4.08 million if our system implementation at the hospital results in an increase in the hospital’s accounts receivable balance or days outstanding during a 150-day period following the completion of the system implementation.  Any amounts borrowed during this 150-day period are payable 90 days after the borrowing date.  There was no outstanding balance under this unsecured loan agreement at April 1, 2005.  We do not currently expect to make any loans under this agreement, however, this could require temporary use of cash during fiscal year 2005.  Since our loans would be unsecured, we cannot guarantee that the hospital will repay our loans on a timely basis, if at all.  If our loans are not repaid or repaid in a timely manner, our financial condition would be impacted negatively.

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2006.  There was no outstanding balance under the line of credit at April 1, 2005.

As of April 1, 2005, the following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 -3 Years	3-5 Years	Total
Operating leases, net of subleases	$4,727	$8,159	$1,382	$14,268
Purchase obligations	310	—	—	310
Total	$5,037	$8,159	$1,382	$14,578

Management believes that our existing cash and investments, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and investments are available for capital expenditures (which are projected to be approximately $8.0 million for 2005), strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

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

Revenue Recognition and Unbilled Receivables

Revenues are derived primarily from information technology outsourcing services, consulting, and systems integration.  Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis.  Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured.  We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgments regarding the nature of the fee charged for services rendered and products delivered.  Arrangements range in length from less than one year to seven years.  The longer-term arrangements are generally level-of-effort or fixed price arrangements.

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

Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion.  If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected.  Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.  Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals.  Revenues from incentive type arrangements are recognized when it is probable they will be earned.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At April 1, 2005, we had deferred $1.3 million of unamortized deferred costs.

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

Software license and maintenance revenues comprised approximately 3% of our net revenues in the first quarter of 2005.  Additionally, we realized substantial additional revenue from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage completion methodology.  As of April 1, 2005, we had unbillable revenues included in current unbilled receivables of approximately $5.3 million, which were generally expected to be billed within one year.  In addition, we had a long-term account receivable at April 1, 2005, and December 31, 2004 of $3.4 million and $3.8 million, respectively, on a single major outsourcing contract with a term of seven years.  The long-term receivable will be billed and collected over the remaining two years of the contract through contractual billings that will exceed the amounts to be earned as revenues.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. This allowance is based on the amount and aging of our accounts receivable, creditworthiness of our clients, historical collection experience, current economic trends, and changes in client payment patterns.  If the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.  We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized.  Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses combined with the fact that we were outside the period it is allowable to carry back losses.  Taking into account our then-recent history of cumulative losses, we recorded a valuation allowance of $5.5 million in the fourth quarter of fiscal year 2003.  Together with a full valuation allowance of $5.5 million we had already taken against the net operating loss carryforwards of companies we had previously acquired, we had a valuation allowance of $11.0 million against a total deferred tax asset of $21.6 million.

During the fourth quarter of fiscal year 2004, we re-evaluated our requirement for a valuation allowance after having completed a full year in which we recorded taxable income in each quarter.  At that time, we determined that it was more likely than not we would realize an additional $3.0 million of our deferred tax assets, of which $11.1 million were left unreserved.  During the first quarter of 2005, we incurred a pretax loss from continuing operations of $1.4 million.  Based on management’s belief that this loss is due to unanticipated short-term issues, and is not indicative of a change in expected overall trends in our business over the next several years, no adjustment was made to the valuation allowance in the first quarter of 2005.  However, there is no guarantee that our taxable income will be sufficient to realize such remaining net deferred tax assets, and we will continue to evaluate the appropriateness for an additional valuation allowance on an ongoing basis, particularly in light of the results in the first quarter of fiscal year 2005.  Additionally, if at some point in the future, the realization of a greater amount of our deferred tax assets is considered more likely than not, we will reverse all or a portion of the existing valuation allowance at that time.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.  Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  As of April 1, 2005, we have $18.2 million of goodwill and $2.1 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R were originally planned to be effective for all quarterly reporting periods beginning after June 15, 2005.  In April 2005, the Securities and Exchange Commission adopted a revision to SFAS 123R to make the accounting provisions applicable to all fiscal year reporting periods commencing after June 15, 2005.  As a result, we are now required to adopt SFAS 123R commencing in the first quarter of 2006.

Upon the adoption of SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although we have not yet determined our method of adoption or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and we expect that the adoption will have an adverse impact on our reported earnings and net income per share.

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

•      Our ability to achieve and maintain profitability in each of our business segments;

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

•      Costs associated with integrating acquired operations;

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

We adopted EITF 00-21 in the first quarter of 2003, which affects the way we recognize revenue on long-term outsourcing agreements. The adoption of EITF 00-21 results in separating our outsourcing contracts into multiple elements and separately accounting for each element, rather than accounting for all elements together as a group.  As a result, we now recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract, rather than on a percentage of completion basis.  Since we typically incur greater costs and expenses during the early phase of the service elements (which now have straight-line revenue recognition) than we do in the later years of those elements, we believe our net income is lower during the early stages of our outsourcing engagements.  In addition, if we are unable to manage costs as planned in the later stages of an outsourcing engagement, our net income will likewise be negatively impacted.  In general, income from our outsourcing contracts will be less stable in the future, since it will be more susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenue.  If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

Finally, we reported a net loss for the first quarter of 2005.  As a result, we cannot assure you that we will achieve or maintain positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

Net revenues from our outsourcing relationships, for the quarter ended April 1, 2005, represented approximately 45.1% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long-term agreements with us.  However, the loss of any of our outsourcing relationships, including a failure to gain renewal of any of these contracts (several of which are due to expire in the next 12 to 24 months), could have an adverse impact on our business and results of operations.  In each of these engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues and profitability from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards, or if we are unable to improve our delivery costs as planned on such engagements.  Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

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

We have publicly announced our strategy to increase our investment in product development, including further investment in FirstDoc® as well as investment in FirstGateways™.  These investments are in addition to continuing our investments in other emerging service lines and products.  We typically do not capitalize the cost of our product development activities and do not anticipate capitalizing expected investments this year.  As a result, our financial results may be adversely impacted by such increased investment in the short term.  If such product development activities or investment in our emerging service lines do not result in relevant offerings, we will not achieve desired levels of return on these investments.  As a result, our business and results of operations could be adversely affected.

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

Our business has historically grown rapidly, and though our overall revenues have remained flat for the past several years, we have experienced growth and increased demand in certain areas of our business.  In response to shifts in market demand and in an effort to better align our business with our markets, we restructured our organization and hired persons with appropriate skills, including salespersons, and reduced our workforce in practice areas experiencing less demand.  We have also hired employees willing to work on a variable or per diem basis in order to better manage project costs and general and administrative expense associated with underutilized resources.  These market conditions and restructuring efforts have placed new and increased demands on our management personnel.  It has also placed significant and increasing demands on our financial, technical and operational resources, and on our information systems.  If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, or growth or restructuring, our operating results will suffer.  To manage any future growth, we must extend our financial reporting and information management systems to our multiple and international office locations and traveling employees, and develop and implement new procedures and controls to accommodate new operations, services and clients.  Increasing operational and administrative demands may make it difficult for our senior managers to engage in business development activities and their other day-to-day responsibilities.  Further, the addition of new employees and offices to offset any increasing demands may impair our ability to maintain our service delivery standards and corporate culture.  In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy.  Such changes may result in operational inefficiencies and delays in delivering our services.  Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

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

We have a number of relationships with software and hardware vendors.  For example, our Life Sciences business is highly dependent upon a non-exclusive relationship with EMC Documentum, a vendor of document management software applications with which we integrate our FirstDoc ™ solution.    We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with a particular vendor.  In addition, our clients may request that we host or operate a vendor application as part of a hosting or outsourcing relationship, which may require the consent or cooperation of the vendor.  As a result, we believe that our relationship with vendors is important to our operations, including our sales, marketing, and support activities.  If we fail to maintain our relationships with these vendors, or fail to establish additional new relationships, our business could be materially adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents which totaled $34.4 million at April 1, 2005 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $0.3 million.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of April 1, 2005, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Repurchase of Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
Month #1 (January 1, 2005 – January 28, 2005)	0	$0.00	n/a	n/a
Month #2 (January 29, 2005 – February 25, 2005)	434,167	$5.97	n/a	n/a
Month #3 (February 26, 2005 – April 1, 2005)	0	$0.00	n/a	n/a

On February 22, 2005, we repurchased a total of 12,149 shares of common stock from one of our non-Section 16 officer vice presidents, in a private transaction, for a total purchase price of $72,529.53.  All shares were purchased at the closing price of our common stock on Nasdaq National Market on the date of purchase, or $5.97 per share.  Of the total purchase price, $67,294.20 of such amount was applied to an outstanding loan that such vice president had with us.  The remaining amount of the purchase price paid to the applicable vice president was intended to cover the individual’s estimated capital gains tax on the sale.  The loan was made in connection with a restricted stock purchase agreement between FCG and this vice president that was entered into prior to December 2000, when we eliminated the requirement that our vice presidents purchase and hold common stock of FCG.

On February 23, 2005, we negotiated an early conclusion to the escrow agreement related to shares of our common stock issued in connection with our purchase of the minority interest in Codigent Solutions Group, Inc. (renamed FCG Infrastructure Services, Inc.) from its five remaining stockholders.  In connection with this private transaction, we agreed to repurchase a total of 422,018 shares of common stock from the five individuals for an aggregate purchase price of $2,519,447.46, or $5.97 per share, based on the closing price of FCG common stock on February 22, 2005.  In connection with this transaction, the five remaining stockholders also agreed to forgo the release of the remaining 147,830 shares held in the escrow account.  We cancelled these shares in February 2005, and they are no longer outstanding.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

(2)   Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)   Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)   Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)   See Note 1 of Notes to Consolidated Financial Statements, “Basic and Diluted Net Income (Loss) Per Share.”

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: May 11, 2005	/s/LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman of the Board and
Chief Executive Officer

Date: May 11, 2005	/s/THOMAS A WATFORD
Thomas A. Watford
Senior Vice President and Interim Chief
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

(2)   Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)   Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)   Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)   See Note 1 of Notes to Consolidated Financial Statements, “Basic and Diluted Net Income (Loss) Per Share.”