Form 10-Q
period 2005-07-01
FIRST CONSULTING GROUP INC
filed 2005-08-10
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,462,798
(Class)	(Outstanding at July 29, 2005)

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

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	July 1, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,980	$15,012
Short-term investments	21,430	25,309
Accounts receivable, less allowance of $1,317 and $1,401 as of July 1, 2005 and December 31, 2004, respectively	21,505	26,266
Unbilled receivables	14,313	11,005
Deferred income taxes	6,057	7,869
Prepaid expenses and other current assets	4,158	2,449
Other current receivable	2,895	—
Current assets of discontinued operations	—	561
Total current assets	84,338	88,471

Property and equipment:
Furniture, equipment, and leasehold improvements	4,628	4,144
Information systems equipment	29,201	27,016
	33,829	31,160
Less accumulated depreciation and amortization	21,939	19,331
	11,890	11,829

Other assets:
Executive benefit trust	9,345	9,343
Long-term account receivable	—	3,806
Deferred income taxes	—	3,220
Goodwill, net	18,159	17,259
Intangibles, net	1,748	2,437
Notes receivable – stockholders	406	407
Long-term investments	325	325
Other	3,562	3,302
	33,545	40,099
Total assets	$129,773	$140,399

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	July 1, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,715	$2,892
Accrued liabilities	10,601	11,104
Accrued restructuring	1,475	1,800
Accrued vacation	7,674	6,682
Accrued incentive compensation	1,124	1,729
Customer advances	7,449	7,458
Current liabilities of discontinued operations	58	105
Total current liabilities	31,096	31,770
Non-current liabilities:
Accrued restructuring	2,481	3,220
Supplemental executive retirement plan	9,300	9,094
Total non-current liabilities	11,781	12,314
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized,24,461,258 shares issued and outstanding at July 1, 2005 and 24,826,547 shares issued and outstanding at December 31, 2004	24	25
Additional paid-in capital	90,747	91,636
Retained earnings (deficit)	(3,488)	4,727
Deferred compensation-stock incentive agreements	(69)	(107)
Notes receivable-stockholders	(247)	(286)
Accumulated other comprehensive income (loss)	(71)	320
Total stockholders’ equity	86,896	96,315
Total liabilities and stockholders’ equity	$129,773	$140,399

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Revenues before reimbursements	$67,919	$67,237	$136,063	$132,590
Reimbursements	3,772	4,456	7,434	8,436
Total revenues	71,691	71,693	143,497	141,026

Cost of services before reimbursable expenses	47,327	44,792	95,595	89,323
Reimbursable expenses	3,772	4,456	7,434	8,436
Total cost of services	51,099	49,248	103,029	97,759

Gross profit	20,592	22,445	40,468	43,267

Selling expenses	7,094	7,115	13,852	14,363
General and administrative expenses	14,601	13,139	29,340	25,004
Income (loss) from operations	(1,103)	2,191	(2,724)	3,900
Other income (expense):
Interest income, net	210	142	440	344
Other expense, net	(33)	(110)	(33)	(131)
Expense for premium on repurchase of stock	—	—	—	(1,561)
Income (loss) from continuing operations before income tax provision	(926)	2,223	(2,317)	2,552
Income tax provision	6,000	975	5,361	1,810
Income (loss) from continuing operations	(6,926)	1,248	(7,678)	742
Loss on discontinued operations, net of tax benefit	—	(218)	(537)	(345)
Net income (loss)	$(6,926)	$1,030	$(8,215)	$397

Basic & diluted net income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.28)	$0.05	$(0.32)	$0.03
Loss on discontinued operations, net of tax benefit	—	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$(0.28)	$0.04	$(0.34)	$0.02
Diluted:
Income (loss) from continuing operations	$(0.28)	$0.05	$(0.32)	$0.03
Loss on discontinued operations, net of tax benefit	—	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$(0.28)	$0.04	$(0.34)	$0.02
Weighted average shares used in computing:
Basic net income (loss) per share	24,343	24,074	24,409	24,748
Diluted net income (loss) per share	24,343	24,340	24,409	24,981

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	(unaudited)
	July 1, 2005	June 25, 2004
Cash flows from operating activities:
Net income (loss):	$(8,215)	$397
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,107	2,309
Deferred income tax provision	5,032	1,353
Premium on capital stock repurchase	—	1,561
Intangibles amortization	689	840
Writedown of investment	—	50
Provision for bad debts, net of adjustments	—	16
Loss on sale of assets	2	31
Minority interest in net loss of subsidiaries	—	(14)
Compensation from stock issuances	38	56
Interest income on notes receivable – stockholders	(39)	(31)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	4,761	3,322
Unbilled receivables	(3,308)	(2,068)
Prepaid expenses and other	(1,709)	(1,585)
Current assets of discontinued operations	561	—
Other current receivable	458	—
Long-term account receivable	453	1,049
Other assets	(260)	(1,058)
Accounts payable	(177)	300
Accrued liabilities	(503)	54
Current liabilities of discontinued operations	(47)	—
Accrued restructuring	(1,064)	(3,049)
Accrued vacation	992	378
Accrued incentive compensation	(605)	294
Customer advances	(9)	(1,961)
Supplemental executive retirement plan	204	362
Other	(144)	41
Net cash provided by operating activities:	217	2,647
Cash flows from investing activities:
Proceeds from sale/maturity of investments	3,879	10,736
Purchase of property and equipment	(3,197)	(3,878)
Acquisition of businesses, net of cash acquired	—	(2,383)
Net cash provided by investing activities	682	4,475
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	807	760
Proceeds from notes receivable and tax loan payments	12	50
Capital stock repurchase	(2,530)	(14,773)
Net cash used in financing activities	(1,711)	(13,963)
Effect of exchange rate changes on cash and cash equivalents	(220)	66
Net change in cash and cash equivalents	(1,032)	(6,775)
Cash and cash equivalents at beginning of period	15,012	26,826
Cash and cash equivalents at end of period	$13,980	$20,051

Cash paid during the period for:
Interest	$51	$11
Income taxes	$278	$636

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1                                                             Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet of First Consulting Group, Inc. (the “Company” or “FCG”) at July 1, 2005 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended July 1, 2005 and June 25, 2004 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at July 1, 2005 and the results of operations for the three-month and six-month periods ended July 1, 2005 and June 25, 2004.  The results of operations and cash flows for the six-month period ended July 1, 2005 are not necessarily indicative of the results to be expected for the year ending December 30, 2005.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

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

The following table presents the pro forma net income (loss) had compensation costs been determined using the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

		Three Months Ended		Six Months Ended
		July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004

Net income (loss), as reported		$(6,926)	$1,030	$(8,215)	$397
Deduct:	Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(439)	(383)	(680)	(836)
Add:	Amount of such stock-based expense included in net income (loss)	—	—	—	—
Pro forma net income (loss)		$(7,365)	$647	$(8,895)	$(439)

Basic income (loss) per share	As reported	$(0.28)	$0.04	$(0.34)	$0.02
	Pro forma	$(0.30)	$0.03	$(0.36)	$(0.02)

Diluted income (loss) per share	As reported	$(0.28)	$0.04	$(0.34)	$0.02
	Pro forma	$(0.30)	$0.03	$(0.36)	$(0.02)

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

The following represents a reconciliation of basic and diluted net loss per share for the three months and six months ended July 1, 2005 and June 25, 2004 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Income (loss) from continuing operations	$(6,926)	$1,248	$(7,678)	$742
Loss on discontinued operations, net of tax benefit	—	(218)	(537)	(345)
Net income (loss)	$(6,926)	$1,030	$(8,215)	$397

Basic weighted average number of shares outstanding	24,343	24,074	24,409	24,748
Effect of dilutive options and contingent shares	—	266	—	233
Diluted weighted average number of shares outstanding	24,343	24,340	24,409	24,981

Basic per share:
Income (loss) from continuing operations	$(0.28)	$0.05	$(0.32)	$0.03
Loss on discontinued operations, net of tax benefit	—	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$(0.28)	$0.04	$(0.34)	$0.02

Diluted per share:
Income (loss) from continuing operations	$(0.28)	$0.05	$(0.32)	$0.03
Loss on discontinued operations, net of tax benefit	—	(0.01)	(0.02)	(0.01)
Net income (loss) per share	$(0.28)	$0.04	$(0.34)	$0.02

For the three months ended July 1, 2005 and June 25, 2004, there were 5,218,823 and 4,417,995 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted loss per share.  For the six months ended July 1, 2005 and June 25, 2004, there were 5,231,175 and 4,830,016 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted loss per share.

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

One particular significant estimate is the amount of realizability of the Company’s deferred tax assets, and the necessary amount of related valuation allowance.  Based on the Company’s recent historical performance and in accordance with SFAS 109, the Company has increased its deferred tax asset valuation allowance by $6.0 million during the second quarter of fiscal year 2005.  This does not, in any way, limit the Company’s ability to use its deferred tax assets, primarily loss carryforwards, to offset income earned in the future.  As well as not being subject to taxation, a significant amount (approximately $20 million) of any future pretax income will not require a tax provision in the income statement.

After application of the $6.0 million valuation allowance in the second quarter, the Company has remaining net deferred tax assets at July 1, 2005 of approximately $6.0 million, reflecting the benefit of various temporary tax differences, which are replenished every year. To the extent that current year activity for these temporary differences results in a taxable loss, the Company’s net operating loss carryforwards would increase, and additional valuation allowance may be required. Realization of the currently recorded deferred tax assets is dependent on generating sufficient taxable income in the forseeable future. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.

Cash and Cash Equivalents

For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less.

Note 2                                                             Investments

At July 1, 2005, the Company had approximately $21.4 million in short-term investments.  Such investments were held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were immaterial at July 1, 2005.  Additionally, the Company had $325,000 of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included in long-term investments.

Note 3                                                             Other Current Receivable

At July 1, 2005, the Company carried an other current receivable of approximately $2.9 million from a single client.  The receivable is related to an outsourcing contract and was originally scheduled to be collected over the next 18 months; however, due to the early termination of the contract for convenience by the client, it is now scheduled to be received in full by December 31, 2005.

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

Additionally, on February 23, 2005, the Company repurchased most of the stock which had been previously and currently released from escrow for its current fair market value.  A total of 422,018 shares were repurchased for approximately $2.5 million in cash.  The repurchased shares were subsequently cancelled.

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

The changes in the net carrying amounts of goodwill for the six months ended July 1, 2005 are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Government & Technology Services	Other	Total
Balance as of December 26, 2003	$1,051	$3,228	$1,477	$8,260	$1,442	$15,458

Acquired	1,701	1,538	—	—	—	3,239

Impaired	—	—	—	—	(1,442)	(1,442)

Currency translation adjustment	—	—	4	—	—	4

Balance as of December 31, 2004	2,752	4,766	1,481	8,260	—	17,259

Acquired	473	427	—	—	—	900

Balance as of July 1, 2005	$3,225	$5,193	$1,481	$8,260	$—	$18,159

The $900,000 of additional goodwill in the first quarter of 2005 relates to a final earn out payment to the previous owners of a business which was the substantial portion of the Meditech Service Center segment (see Note 4 of Notes to Consolidated Financial Statements).

As of July 1, 2005, the Company had the following acquired intangible assets recorded (in thousands):

	Software and Software Development	Customer Related	Non-Compete Agreements	Total
Balance as of December 26, 2003	$763	$2,858	$179	$3,800

Acquired	—	300	—	300

Amortization	(543)	(981)	(139)	(1,663)

Balance as of December 31, 2004	220	2,177	40	2,437

Amortization	(132)	(517)	(40)	(689)

Balance as of July 1, 2005	$88	$1,660	$—	$1,748

Amortization Period in Years	2 -3	2 -4	2 -3

The following table summarizes the estimated remaining annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2005 (remainder of year)	$520
2006	772
2007	456
Total	$1,748

Note 6                                                             Restructuring, Severance, and Impairment Costs

At July 1, 2005, the Company had approximately $4.0 million in restructuring accrual which related to restructuring, severance, and impairment costs incurred in the prior years, primarily in the Life Sciences segment.  The remaining accrual entirely consists of costs related to vacated leases, net of estimated sublease payments.

The restructuring liability activity through July 1, 2005 is summarized as follows (in thousands):

Facilities/Other Related Costs
Accrual balance at December 31, 2004	$5,020
Cash payments	(1,064)
Accrual balance at July 1, 2005	$3,956

Note 7                                                             Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months and six months ended July 1, 2005 and June 25, 2004, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Net income (loss)	$(6,926)	$1,030	$(8,215)	$397

Foreign currency translation adjustment	(290)	29	(390)	111
Unrealized gain (loss) on investments	(1)	(11)	(1)	(1)
Other comprehensive income (loss), net of tax	(291)	18	(391)	110

Comprehensive income (loss)	$(7,217)	$1,048	$(8,606)	$507

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

A summary of results for CCS for the six months ended July 1, 2005 included revenues of $631,000 and a pre-tax loss of $866,000 which related to the sales, operation, and wind-down of the business.  The pre-tax loss, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to a loss of $345,000, net of a 38% tax benefit for the six months ended June 25, 2004.  The fiscal year 2005 net loss included $276,000 related to severance costs for the remaining staff of 37 people.  Further, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded an accrual for the remaining lease payments on the CCS leased property in the amount of $89,000.

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

•                  The Government and Technology Services (GTS) segment has been created by combining FCG Software Services, formerly named Paragon Solutions, Inc. (our software development business) and Technology Staffing Services groups, which used to be included within Other Business, with the government healthcare business unit, which used to be part of Health Delivery;

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

The following segment information is for the three months and six months ended July 1, 2005 and June 25, 2004 (in thousands):

For the three months ended July 1, 2005:

  (in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals

Revenues before reimbursements	$17,097	$—	$28,659	$45,756	$8,844	$4,121	$8,605	$593	$—	$67,919

Reimbursements	2,532	—	238	2,770	224	546	200	32	—	3,772

Total revenues	19,629	—	28,897	48,526	9,068	4,667	8,805	625	—	71,691

Cost of services before reimbursable expenses	10,531	—	24,743	35,274	4,751	3,144	4,742	976	(1,560)	47,327

Reimbursable expenses	2,532	—	238	2,770	224	546	200	32	—	3,772

Total cost of services	13,063	—	24,981	38,044	4,975	3,690	4,942	1,008	(1,560)	51,099

Gross profit	6,566	—	3,916	10,482	4,093	977	3,863	(383)	1,560	20,592

Selling expenses	1,189	1,427	516	3,132	1,879	606	858	132	487	7,094

General & administrative expenses	3,148	—	3,179	6,327	2,265	840	1,740	415	3,014	14,601

Income (loss) from operations	$2,229	$(1,427)	$221	$1,023	$(51)	$(469)	$1,265	$(930)	$(1,941)	$(1,103)

For the three months ended June 25, 2004:

  (in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals

Revenues before reimbursements	$18,682	$—	$27,580	$46,262	$9,230	$3,642	$7,834	$267	$2	$67,237

Reimbursements	2,570	—	144	2,714	260	692	172	63	555	4,456

Total revenues	21,252	—	27,724	48,976	9,490	4,334	8,006	330	557	71,693

Cost of services before reimbursable expenses	9,791	—	22,568	32,359	5,336	2,659	4,576	609	(747)	44,792

Reimbursable expenses	2,570	—	144	2,714	260	692	172	63	555	4,456

Total cost of services	12,361	—	22,712	35,073	5,596	3,351	4,748	672	(192)	49,248

Gross profit	8,891	—	5,012	13,903	3,894	983	3,258	(342)	749	22,445

Selling expenses	1,147	1,235	593	2,975	2,527	857	734	74	(52)	7,115

General & administrative expenses	2,688	—	2,561	5,249	2,940	644	1,652	175	2,479	13,139

Income (loss) from operations	$5,056	$(1,235)	$1,858	$5,679	$(1,573)	$(518)	$872	$(591)	$(1,678)	$2,191

For the six months ended July 1, 2005:

  (in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals

Revenues before reimbursements	$33,140	$—	$59,421	$92,561	$17,559	$8,131	$16,682	$1,130	$—	$136,063

Reimbursements	5,049	—	370	5,419	421	1,127	414	53	—	7,434

Total revenues	38,189	—	59,791	97,980	17,980	9,258	17,096	1,183	—	143,497

Cost of services before reimbursable expenses	21,330	—	50,310	71,640	9,231	6,403	9,575	1,860	(3,114)	95,595

Reimbursable expenses	5,049	—	370	5,419	421	1,127	414	53	—	7,434

Total cost of services	26,379	—	50,680	77,059	9,652	7,530	9,989	1,913	(3,114)	103,029

Gross profit	11,810	—	9,111	20,921	8,328	1,728	7,107	(730)	3,114	40,468

Selling expenses	2,316	2,751	982	6,049	3,784	1,142	1,731	274	872	13,852

General & administrative expenses	6,328	—	6,393	12,721	4,845	1,580	3,442	776	5,976	29,340

Income (loss) from operations	$3,166	$(2,751)	$1,736	$2,151	$(301)	$(994)	$1,934	$(1,780)	$(3,734)	$(2,724)

For the six months ended June 25, 2004:

  (in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals

Revenues before reimbursements	$36,040	$—	$54,699	$90,739	$18,097	$7,890	$15,195	$651	$18	$132,590

Reimbursements	4,954	—	244	5,198	486	1,272	317	133	1,030	8,436

Total revenues	40,994	—	54,943	95,937	18,583	9,162	15,512	784	1,048	141,026

Cost of services before reimbursable expenses	19,495	—	45,174	64,669	10,390	5,097	9,322	1,265	(1,420)	89,323

Reimbursable expenses	4,954	—	244	5,198	486	1,272	317	133	1,030	8,436

Total cost of services	24,449	—	45,418	69,867	10,876	6,369	9,639	1,398	(390)	97,759

Gross profit	16,545	—	9,525	26,070	7,707	2,793	5,873	(614)	1,438	43,267

Selling expenses	2,248	2,604	1,178	6,030	5,015	1,733	1,401	144	40	14,363

General & administrative expenses	5,258	—	5,132	10,390	5,924	1,288	3,034	332	4,036	25,004

Income (loss) from operations	$9,039	$(2,604)	$3,215	$9,650	$(3,232)	$(228)	$1,438	$(1,090)	$(2,638)	$3,900

The “Other” column consists of unallocated shared service center and support costs.  For the three months and six months ended July 1, 2005 and June 25, 2004, there was a significant net loss in this column due to under utilization of both the infrastructure and integration shared service centers.

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenues in outsourcing is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Internally generated revenues	$23,469	$22,792	$48,588	$44,448
Subcontractor revenues	5,190	4,788	10,833	10,251
Revenues before reimbursements	$28,659	$27,580	$59,421	$54,699

Note 10                                                      Line of Credit

The Company has a revolving line of credit expiring on May 1, 2006, under which it is allowed to borrow up to $7.0 million at the prevailing prime rate.  There was no outstanding balance under the line of credit at July 1, 2005.  Due to the Company’s second quarter loss, an amendment was required to certain of the Company’s loan covenants in order to maintain compliance.  Terms of this amendment were approved subsequent to July 1, 2005, and the Company is in compliance with such amended terms.

Note 11                                                      Capital Stock Repurchase

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH BELOW UNDER THE CAPTION “RISKS RELATING TO OUR BUSINESS,” AND CONTAINED IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for information technology outsourcing services and professional services.

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity, and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 4% of our net revenues in the second quarter of 2005, and we expect our software licensing revenues to continue to grow incrementally during our 2005 fiscal year.  We also expect our services revenues associated with the implementation of our software products to continue to become a more significant part of our overall services revenues.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of July 1, 2005, approximately 1,319 of our 2,500 employees are billable consultants.  Another 809 employees are part of our outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 15% of our workforce, or 372 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to:

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

In our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenues due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.  If any of our large outsourcing contracts are terminated by the client, or if we fail to secure renewals of any outsourcing contracts, our results of operations could be adversely affected.

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

Results of Operations for the Three Months Ended July 1, 2005 and June 25, 2004

Revenues.  Our net revenues increased to $67.9 million for the quarter ended July 1, 2005, an increase of 1.0% from $67.2 million for the quarter ended June 25, 2004.  Our total revenues remained constant at $71.7 million for the quarters ended July 1, 2005 and June 25, 2004. The increases in net revenues were in Health Delivery Outsourcing, Government and Technology Services, and Health Plan, offset by decreases in Health Delivery Services and Life Sciences. The Health Delivery Outsourcing segment had the most significant increase, $1.1 million or 3.9%, partly due to the execution of a new outsourcing engagement in late 2004. Government and Technology Services grew by $0.8 million or 9.8%, primarily due to growth in FCG Software Services (formerly named Paragon Solutions, Inc.), which provides offshore software development services to clients.  The most significant offsetting decrease was in Health Delivery Services, which declined by $1.6 million or 8.5%, due to a market-based decline in demand for our consulting and implementation services in our financial systems practices.

Overall, we anticipate that our revenues in the near future will grow moderately from those of the second quarter of 2005.  In July 2005, we announced the signing of a five-year IT outsourcing agreement that commences in August 2005, and a three-year agreement with another client.  Revenues in the first twelve months from these two clients are expected to be approximately $29 million. Also, in July 2005, we announced the early termination for convenience by The New York and Presbyterian Hospital of our approximately $30 million per year outsourcing agreement, effective December 31, 2005 (the contract was executed in November 1999 and was originally scheduled to expire in December 2006). The expected net result of these recent developments in our outsourcing business will be a significant increase in revenues during the last five months of 2005, with a correspondingly similar decrease in the beginning of 2006.  Additionally, we have existing outsourcing contracts in negotiation or up for renewal, the outcome of which could have an impact on our Health Delivery Outsourcing revenues.

Cost of Services.  Cost of services before reimbursable expenses increased to $47.3 million for the quarter ended July 1, 2005, an increase of 5.7% from $44.8 million for the quarter ended June 25, 2004.  The increase was primarily due to $2.2 million of additional costs in the Health Delivery Outsourcing segment associated with the increased revenues noted above, and to increased costs at several outsourcing clients to achieve client satisfaction.  Additionally, we increased costs in Health Delivery Services over the past year to add staff in the clinical practice areas in order to meet increased demand.  We also increased Health Plan costs due to our investment in developing new business offerings in both information technology and business process outsourcing in that segment.  Life Sciences costs declined as we reduced costs in that area, primarily through staff attrition, to improve profitability.

Gross Profit.  Gross profit decreased to $20.6 million or 30.3% of net revenues, for the quarter ended July 1, 2005, a decrease of 8.3% from $22.4 million or 33.4% of net revenues, for the quarter ended June 25, 2004.  The decrease was primarily due to a reduction in the Health Delivery Services segment gross profit, declining from 47.6% of net revenues in the second quarter of 2004 to 38.4% in the second quarter of 2005.  This decrease was due to the decline in revenues in Health Delivery Services in the second quarter of 2005, while cost of services had increased over the past year. In addition, gross profit decreased in Health Delivery Outsourcing, declining from 18.2% of net revenues during the second quarter of 2004 to 13.7% in the second quarter of 2005.  This decline was due to costs incurred at several clients to achieve client satisfaction.

Given our current mix of outsourcing and non-outsourcing revenues, and assumption of certain previously subcontracted services, our overall gross profit percentage is currently expected to increase in the near future, although there can be no assurances in that regard.  In March 2005, we extended our agreement with University Hospitals Health System (UHHS) in Cleveland, Ohio.  This was originally a five-year agreement, with two years remaining, and was extended for an additional three-year period which will expire on July 31, 2010.  As part of the extension, the client has required that we replace a major infrastructure subcontractor.   As a result, we will begin to earn gross profit on that revenue, while it had previously been a pass-through of costs with no profit.  In addition, we expect that reduced cost of services at existing outsourcing clients and our newly signed outsourcing engagements should further contribute to an increased gross profit percentage.  On all new or expanded outsourcing contracts, however, the first several quarters’ gross profits are reduced due to higher costs incurred during the transition.

We expect outsourcing to contribute an increasing proportion of our total revenues in the future, which we expect will result in our gross profit percentage declining incrementally.  In addition, a sudden downturn in demand in one or more of our segments or an inability to control costs on our fixed price projects could negatively affect our gross profit percentage.

Selling Expenses.  Selling expenses remained constant at $7.1 million for the quarters ended July 1, 2005 and June 25, 2004.  Selling expenses as a percentage of net revenues decreased slightly to 10.4% for the quarter ended July 1, 2005 from 10.6% for the quarter ended June 25, 2004.

General and Administrative Expenses.  General and administrative expenses increased to $14.6 million for the quarter ended July 1, 2005, an increase of 11.1% from $13.1 million for the quarter ended June 25, 2004.  The vast majority of the increase was due to non-salary costs.  The most significant increase was in infrastructure costs of approximately $500,000 related to facilities and equipment needed to directly support our outsourcing business.  Such infrastructure costs now represent approximately $1.0 million per quarter of our general and administrative expenses.  Further, we incurred approximately $350,000 of severance costs in the quarter ended July 1, 2005 (primarily related to a former executive officer) compared to none in the quarter ended June 25, 2004.  Finally, we experienced higher costs in a number of other areas including recruiting costs in our Health Delivery Services business, outside professional services such as audit, legal, and consulting costs, and rent in our growing offshore shared service centers.  General and administrative expenses as a percentage of net revenues increased to 21.5% for the quarter ended July 1, 2005 from 19.5% for the quarter ended June 25, 2004.  Although there can be no assurances, we expect the ongoing level of general and administrative expenses to decline at least to some degree from their current level in the near future due to increased attention to cost controls.

Interest Income, Net.  Interest income, net of interest expense, increased to $210,000 for the quarter ended July 1, 2005, an increase of 47.9% from $142,000 for the quarter ended June 25, 2004, due to higher interest rates earned on cash and investments.  Interest income, net of interest expense as a percentage of net revenues increased to 0.3% for the quarter ended July 1, 2005 from 0.2% for the quarter ended June 25, 2004.

Other Expense, Net.  Other expense decreased to $33,000 for the quarter ended July 1, 2005, a decrease of 70.0% from $110,000 for the quarter ended June 25, 2004.

Income Taxes.  We recorded a $6.0 million tax provision for the quarter ended July 1, 2005 versus a $1.0 million tax provision for the quarter ended June 25, 2004.  The tax provision for the quarter ended July 1, 2005 consisted entirely of a deferred tax asset valuation allowance, compared to a normal tax provision rate of 44% for the quarter ended June 25, 2004.  The valuation allowance was taken as a result of the recent historical losses we have incurred, creating additional negative evidence as to the uncertainty of our ability to realize our deferred tax assets, as assessed per the guidance of the applicable tax accounting standard, SFAS 109. As well as not being subject to taxation due to the ongoing net operating loss carryforwards, a significant amount (approximately $20 million) of any future pretax income will result in no recorded tax provision in our income statement.

Loss on Discontinued Operations.  The disposition of our Coactive Call Center Service line in the first quarter of fiscal year 2005 has been accounted for as a discontinued operation, and there were no remaining activities in this business during the quarter ended July 1, 2005.  For the quarter ended June 25, 2004, we incurred a net loss from the operations of this discontinued operation of $218,000. We do not expect to incur any significant costs in the future related to the discontinued operation.

Results of Operations for the Six Months Ended July 1, 2005 and June 25, 2004

Revenues.  Our net revenues increased to $136.1 million for the six months ended July 1, 2005, an increase of 2.6% from $132.6 million for the six months ended June 25, 2004.  Our total revenues increased to $143.5 million for the six months ended July 1, 2005, an increase of 1.8% from $141.0 million for the six months ended June 25, 2004.  The increases in net revenues were in Health Delivery Outsourcing, Government and Technology Services, and Health Plan, offset by decreases in Health Delivery Services and Life Sciences. The Health Delivery Outsourcing segment had the most significant increase, $4.7 million or 8.6%, partly due to the execution of a new outsourcing engagement in late 2004. Government and Technology Services grew by $1.5 million or 9.8%, primarily due to growth in FCG Software Services, which provides offshore software development services to clients.  The most significant offsetting decrease was in Health Delivery Services, which declined by $2.9 million or 8.0%, due to a market-based decline in demand for our consulting and implementation services in our financial systems practices.

Cost of Services.  Cost of services before reimbursable expenses increased to $95.6 million for the six months ended July 1, 2005, an increase of 7.0% from $89.3 million for the six months ended June 25, 2004.  The increase was primarily due to $5.1 million of additional costs in the Health Delivery Outsourcing segment associated with the increased revenues noted above, and to increased costs at several outsourcing clients to achieve client satisfaction.  Additionally, we increased costs in Health Delivery Services over the past year to add staff in the clinical practice areas in order to meet increased demand.  We also increased Health Plan costs due to our investment in developing new business offerings in both information technology and business process outsourcing in that segment.  Life Sciences costs declined as we reduced costs in that area, primarily through staff attrition to improve profitability.

Gross Profit.  Gross profit decreased to $40.5 million or 29.7% of net revenues, for the six months ended July 1, 2005, a decrease of 6.5% from $43.3 million or 32.6% of net revenues, for the six months ended June 25, 2004.  The decrease was primarily due to a reduction in the Health Delivery Services segment gross profit, declining from 45.9% of net revenues for the six months ended June 25, 2004 to 35.6% for the six months ended July 1, 2005.  This decrease was due to the decline in revenues in Health Delivery Services in the first six months of fiscal year 2005, while cost of services had increased over the past year.  In addition, gross profit decreased in Health Delivery Outsourcing, declining from 17.4% of net revenues for the six months ended June 25, 2004 to 15.3% for the six months ended July 1, 2005.  This decline was due to costs incurred at several clients to achieve client satisfaction.

Selling Expenses.  Selling expenses decreased slightly to $13.9 million for the six months ended July 1, 2005, a decrease of 3.6% from $14.4 million for the six months ended June 25, 2004.  Selling expenses as a percentage of net revenues also decreased slightly to 10.2% for the six months ended July 1, 2005 from 10.8% for the six months ended June 25, 2004.

General and Administrative Expenses.  General and administrative expenses increased to $29.3 million for the six months ended July 1, 2005, an increase of 17.3% from $25.0 million for the six months ended June 25, 2004.  The vast majority of the increase was due to non-salary costs.  The most significant increase was in infrastructure costs of approximately $1.6 million related to facilities and equipment needed to directly support our outsourcing business.  Further, we incurred approximately $470,000 of severance costs in the six months ended July 1, 2005 (primarily related to a former executive officer) compared to essentially none in the six months ended June 25, 2004.  Finally, we experienced higher costs in a number of other areas including outside professional services such as audit, legal, and consulting costs, nonbillable travel, recruiting costs, and rent in our growing offshore shared service centers.  General and administrative expenses as a percentage of net revenues increased to 21.6% for the six months ended July 1, 2005 from 18.9% for the six months ended June 25, 2004.

Interest Income, Net.  Interest income, net of interest expense, increased to $440,000 for the six months ended July 1, 2005, an increase of 27.9% from $344,000 for the six months ended June 25, 2004, due to higher interest rates earned on cash and investments.  Interest income, net of interest expense as a percentage of net revenues remained constant at 0.3% for the six months ended July 1, 2005 and June 25, 2004.

Other Expense, Net.  Other expense decreased to $33,000 for the six months ended July 1, 2005, a decrease of 74.8% from $131,000 for the six months ended June 25, 2004.

Expense for Premium on Repurchase of Stock.  In the first quarter of 2004, we repurchased 1.96 million shares of our common stock and certain options from a major stockholder at a premium to the then current market price (see Note 11 of Notes to Consolidated Financial Statements).  The aggregate purchase price for the shares and the options represented a premium of approximately 11% to market. As a result, we recorded a pretax charge of approximately $1.6 million (without any tax benefit) for such premium included in the purchase consideration.

Income Taxes.  We recorded a $5.4 million tax provision for the six months ended July 1, 2005 versus a $1.8 million tax provision for the six months ended June 25, 2004.  The tax provision for the six months ended July 1, 2005 primarily consisted of a $6.0 million tax asset valuation allowance.  The valuation allowance was recorded as a result of the recent historical losses we have incurred, creating additional negative evidence as to the uncertainty of our ability to realize our deferred tax assets, as assessed per the guidance of the applicable tax accounting standard, SFAS 109. The high provision rate of 71% in 2004 is due to the non-deductibility of the expense for premium on repurchase of stock noted above.

Loss on Discontinued Operations.  The disposition of our Coactive Call Center Service line has been accounted for as a discontinued operation.  During the six months ended July 1, 2005, we incurred

$866,000 of costs related to the operation and wind-down of the business.  These costs, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to a net loss from the operations of this discontinued operation of $345,000 for the six months ended June 25, 2004.

Liquidity and Capital Resources

During the six months ended July 1, 2005, we generated cash flow from operations of $217,000.  During the six months ended July 1, 2005, we used $2.5 million to repurchase shares of our common stock from the previous owners of FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.).  Further, we used approximately $3.2 million of cash to purchase property and equipment, primarily information technology and related equipment.  Combined billed and unbilled accounts receivables decreased by $1.5 million due to lower quarterly revenues.  At July 1, 2005, we had cash and investments available for sale of $35.4 million compared to $40.3 million at December 31, 2004.  One of our new outsourcing accounts will have a net negative impact of approximately $4.6 million on cash over the next two quarters, related to fees we are deferring, and to transition costs we are incurring. We expect cash to decrease in those quarters due to these deferred fees and transition costs and to costs associated with our assumption of work previously performed by a subcontractor at our UHHS outsourcing account.

We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2006.  There was no outstanding balance under the line of credit at July 1, 2005.  Due to the second quarter loss, an amendment was required to certain of the loan covenants in order to maintain compliance.  Terms of this amendment were approved subsequent to July 1, 2005, and we are in compliance with such amended terms.

As of July 1, 2005, the following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 -3 Years	3-5 Years	More Than 5 Years	Total
Operating leases, net of subleases	$4,602	$7,570	$1,339	$87	$13,598
Purchase obligations	232	—	—	—	232
Total	$$4,834	$7,570	$1,339	$87	$13,830

Management believes that our existing cash and investments, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and investments are available for capital expenditures (which are projected to be approximately $8.0 million for 2005), upfront setup costs and deferred fees on new contracts, strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

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

Revenue Recognition and Unbilled Receivables

Revenues are derived primarily from information technology outsourcing services, consulting, and systems integration.  Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis.  Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectibility is reasonably assured.  We determine if the fee is fixed and determinable and collectibility is reasonably assured based on our judgments regarding the nature of the fee charged for services rendered and products delivered.  Arrangements vary in length from less than one year to seven years.  The longer-term arrangements are generally level-of-effort or fixed price arrangements.

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

In our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenues due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At July 1, 2005, we had deferred $1.7 million of unamortized deferred costs which are included in other non-current assets.  Several of our recent contract awards include significant setup costs, so our deferred costs are expected to increase significantly over the remainder of the year.

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

Software license and maintenance revenues comprised approximately 4% of our net revenues in the second quarter of 2005.  Additionally, we realized substantial additional revenues from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage completion methodology.  As of July 1, 2005, we had unbillable revenues included in current unbilled receivables of approximately $476,000, which were generally expected to be billed within one year.  In addition, we had an other current receivable of $2.9 million at July 1, 2005 and a long-term account receivable of $3.8 million at December 31, 2004, on a single major outsourcing contract with a term of seven years.  This receivable was originally scheduled to be billed and collected over the remaining 18 months of the contract through contractual billings that will exceed the amounts to be earned as revenues; however, due to the early termination of the contract for convenience by the client, it is now scheduled to be received in full by December 31, 2005.

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

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.  We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized.  Our net deferred tax assets have historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses combined with the fact that we were outside the period it is allowable to carry back losses.  Taking into account our then-recent history of cumulative losses, we recorded a valuation allowance of $5.5 million in the fourth quarter of fiscal year 2003.  Together with a full valuation allowance of $5.5 million we had already taken against the net operating loss carryforwards of companies we had previously acquired, we had a valuation allowance of $11.0 million against a total deferred tax asset of $21.6 million at December 26, 2003.

During the fourth quarter of fiscal year 2004, we re-evaluated our requirement for a valuation allowance after having completed a full year in which we recorded taxable income in each quarter.  At that time, we determined that it was more likely than not we would realize an additional $3.0 million of our deferred tax assets and recorded a tax benefit in this amount.  During the first quarter of 2005, we incurred a pretax loss; however, based on management’s expectation of pretax earnings for 2005, no change in the valuation allowance was recorded.  During the first six months of 2005, we incurred a pretax loss from continuing operations of $2.3 million.  Based on such recent historical performance, following inconsistent profitability in several recent past years, we have increased our deferred tax asset valuation allowance this quarter by $6.0 million.  This does not, in any way, limit our ability to use our deferred tax assets, primarily loss carryforwards, to offset income earned in the future.  As well as not being subject to taxation, a significant amount (approximately $20 million) of any future pretax income will not require a tax provision in the income statement.  After application of this additional valuation allowance, we have approximately $6.0 million of deferred tax assets other than net operating losses unreserved on our balance sheet.  However, there is no guarantee that our taxable income will be sufficient to realize such remaining net deferred tax assets, and we will continue to evaluate the appropriateness for an additional valuation allowance on an ongoing basis.  Additionally, if at some point in the future, the realization of a greater amount of our deferred tax assets is considered more likely than not, we will reverse all or a portion of the existing valuation allowance at that time.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.  Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  As of July 1, 2005, we have $18.2 million of goodwill and $1.7 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements).

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

•                  The loss of one or more significant clients in any of our business segments, including any failure to secure renewals for any of our large outsourcing contracts or any early termination of any significant contracts;

•                  Our ability to realize our deferred tax assets through future pretax earnings;

•                  Use of offsite and offshore resources on our engagements and adoption of a blended shore delivery model in the healthcare IT industry;

•                  The roll-off or completion of significant projects in any of our business segments;

•                  Fluctuations in market demand for our services which affect associate hiring and utilization;

•                  Delays or increased expenses in securing and completing client engagements;

•                  Timing and collection of fees and payments;

•                  The financial performance and credit worthiness of our clients;

•                  Timing of new client engagements in any of our business segments;

•                  Increased competition and pricing pressures;

•                  Budgeting and other capital expenditure decisions of our clients;

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

•                  Costs associated with the disposition of certain assets;

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

One or more of the foregoing factors may cause our operating expenses to be unexpectedly high or result in a decrease in our revenues during any given period.  In addition, we bill certain of our services on a fixed-price basis, and any assignment delays or expenditures of time beyond that projected for the assignment could result in write-offs of client receivables (both unbilled and billed).  Significant write-offs could materially adversely affect our business, financial condition, and results of operations.  Our business also has significant collection risks.  If we are unable to collect our receivables in a timely manner, our business and financial condition could also suffer.  If these or any other variables or unknowns were to cause a shortfall in revenues or earnings or otherwise cause a failure to meet public market expectations, our business could be adversely affected.

We adopted EITF 00-21 in the first quarter of 2003, which affects the way we recognize revenue on long-term outsourcing agreements. The adoption of EITF 00-21 results in separating our outsourcing contracts into multiple elements and separately accounting for each element, rather than accounting for all elements together as a group.  As a result, we now recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract, rather than on a percentage of completion basis.  Since we typically incur greater costs and expenses during the early phase of the service elements (which now have straight-line revenue recognition) than we do in the later years of those elements, we believe our net income will be less during the early stages of our outsourcing engagements.  In addition, if we are unable to manage costs as planned in the later stages of an outsourcing engagement, our net income will likewise be negatively impacted.  In general, income from our outsourcing contracts will be less stable in the future, since it will be more susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenues.  If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

Finally, we reported a net loss for the six months ended July 1, 2005.  As a result, we cannot assure you that we will achieve or maintain positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

Net revenues from our outsourcing relationships, for the six months ended July 1, 2005, represented approximately 43.7% of our consolidated net revenues.  The substantial majority of these revenues are received from four large outsourcing accounts that have signed long-term agreements with us.  However, the loss of any of our outsourcing relationships, including a failure to gain renewal of any of these contracts (some of which are due to expire in the next 12 to 24 months), could have an adverse impact on our business and results of operations.  Specifically, we recently received a termination for convenience notice from The New York and Presbyterian Hospital, our largest client, and our outsourcing engagement with them will terminate effective December 31, 2005.  If we lose any of our other outsourcing accounts, our business and results of operations could be adversely impacted.  Further, if we are unable to successfully close and implement the new outsourcing relationships that we are pursuing (including the renewal of our existing outsourcing clients), our business and results of operations will be adversely impacted.

In each of our outsourcing engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues and profitability from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards, or if we are unable to improve our delivery costs as planned on such engagements. Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

In addition, many of our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management, and complete the initial transformation of our client’s information technology functioning to provide improved service at a lower cost and meet agreed-upon service levels.  Often, we recover this investment through payments over the life of the outsourcing agreement.  If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments.  Any failure by us to recover these investments could reduce our outsourcing revenues, which would have a material adverse effect on our financial condition, results of operations, and price of our common stock.

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

Continued or increased employee turnover could materially adversely affect our business, financial condition, and results of operations.  In addition, many of our associates develop strong business relationships with our clients.  We depend on these relationships to generate additional assignments and engagements.  The loss of a substantial number of associates could erode our client base and decrease our revenues, and could adversely impact our ability to meet contractual obligations to clients.

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

•                  Difficulties in enforcing contractual obligations and intellectual property rights;

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

•                  Terrorist attacks or armed hostilities;

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

•                  Other consulting firms such as Accenture, Healthlink (a unit of IBM), and Computer Sciences Corporation’s consulting division; and

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents and short-term investments, which totaled $35.4 million at July 1, 2005, present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $354,000.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of July 1, 2005, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our 2005 Annual Meeting of Stockholders on June 1, 2005.  The stockholders elected the Board’s nominees as directors to serve three-year terms expiring at the 2008 Annual Meeting of Stockholders by the votes indicated:

Nominee	Votes in Favor	Votes Against	Abstentions
Steven Heck	18,005,591	854,672	0
F. Richard Nichol, Ph.D.	18,234,419	625,844	0
Stephen E. Olson	18,208,748	651,515	0

The stockholders also ratified our selection of Grant Thornton LLP as our independent auditors for the year ending December 30, 2005, with 18,427,564 votes cast in favor, 226,823 votes cast against and 205,876 votes abstaining from the proposal.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
10.1	Letter Agreement between First Consulting Group, Inc. and Mitch Morris dated May 17, 2005
10.2 (5)	Form of Change in Control Agreement
11.1 (6)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          Incorporated by reference to Exhibit 10.1 to FCG’s Current Report on Form 8-K dated July 1, 2005.

(6)          See Note 1 of Notes to Consolidated Financial Statements, “Basic and Diluted Net Income (Loss) Per Share.”

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: August 10, 2005	/s/LUTHER J. NUSSBAUM
Luther J. Nussbaum
Chairman of the Board and
Chief Executive Officer

Date: August 10, 2005	/s/THOMAS A WATFORD
Thomas A. Watford
Executive Vice President and Interim Chief
Financial Officer

EXHIBIT INDEX

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
10.1	Letter Agreement between First Consulting Group, Inc. and Mitch Morris dated May 17, 2005
10.2 (5)	Form of Change in Control Agreement
11.1 (6)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

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

(2)          Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)          Incorporated by reference to Exhibit 10.1 to FCG’s Current Report on Form 8-K dated July 1, 2005.

(6)          See Note 1 of Notes to Consolidated Financial Statements, “Basic and Diluted Net Income (Loss) Per Share.”