Form 10-Q
period 2005-09-30
FIRST CONSULTING GROUP INC
filed 2005-11-09
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,501,083
(Class)	(Outstanding at October 28, 2005)

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

SIGNATURES

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes (Unaudited)

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,383	$15,012
Short-term investments	7,870	25,309
Accounts receivable, less allowance of $1,739 and $1,401 as of September 30, 2005 and December 31, 2004, respectively	19,205	26,266
Unbilled receivables	15,796	11,005
Deferred income taxes	6,057	7,869
Prepaid expenses and other current assets	3,781	2,449
Other current receivable	2,430	—
Current assets of discontinued operations	—	561
Total current assets	80,522	88,471

Property and equipment:
Furniture, equipment, and leasehold improvements	4,620	4,144
Information systems equipment	30,661	27,016
	35,281	31,160
Less accumulated depreciation and amortization	21,807	19,331
	13,474	11,829

Other assets:
Executive benefit trust	9,346	9,343
Long-term account receivable	1,186	3,806
Deferred contract costs	2,779	1,469
Deferred income taxes	—	3,220
Goodwill, net	18,159	17,259
Intangibles, net	1,466	2,437
Other	2,571	2,565
	35,507	40,099
Total assets	$129,503	$140,399

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,182	$2,892
Accrued liabilities	12,946	11,104
Accrued restructuring	1,383	1,800
Accrued vacation	7,250	6,682
Accrued incentive compensation	1,374	1,729
Customer advances	5,937	7,458
Current liabilities of discontinued operations	54	105
Total current liabilities	31,126	31,770
Non-current liabilities:
Accrued restructuring	2,167	3,220
Supplemental executive retirement plan	9,516	9,094
Total non-current liabilities	11,683	12,314
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,475,306 shares issued and outstanding at September 30, 2005 and 24,862,547 shares issued and outstanding at December 31, 2004	24	25
Additional paid-in capital	90,802	91,636
Retained earnings (deficit)	(3,728)	4,727
Deferred compensation-stock incentive agreements	(64)	(107)
Notes receivable-stockholders	(249)	(286)
Accumulated other comprehensive income (loss)	(91)	320
Total stockholders’ equity	86,694	96,315
Total liabilities and stockholders’ equity	$129,503	$140,399

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004

Revenues before reimbursements	$72,717	$65,302	$208,780	$197,892
Reimbursements	3,887	4,430	11,321	12,866
Total revenues	76,604	69,732	220,101	210,758

Cost of services before reimbursable expenses	50,941	43,681	146,536	133,004
Reimbursable expenses	3,887	4,430	11,321	12,866
Total cost of services	54,828	48,111	157,857	145,870

Gross profit	21,776	21,621	62,244	64,888

Selling expenses	7,621	6,520	21,473	20,883
General and administrative expenses	14,591	12,737	43,931	37,741
Income (loss) from operations	(436)	2,364	(3,160)	6,264
Other income (expense):
Interest income, net	234	185	674	529
Other income (expense), net	(18)	18	(51)	(113)
Expense for premium on repurchase of stock	—	—	—	(1,561)
Income (loss) from continuing operations before income tax provision	(220)	2,567	(2,537)	5,119
Income tax provision	20	1,135	5,381	2,945
Income (loss) from continuing operations	(240)	1,432	(7,918)	2,174
Loss on discontinued operations, net of tax benefit	—	(167)	(537)	(512)
Net income (loss)	$(240)	$1,265	$(8,455)	$1,662

Basic & diluted net income (loss) per share:
Basic:
Income (loss) from continuing operations	$(0.01)	$0.06	$(0.33)	$0.09
Loss on discontinued operations, net of tax benefit	—	(0.01)	(0.02)	(0.02)
Net income (loss) per share	$(0.01)	$0.05	$(0.35)	$0.07
Diluted:
Income (loss) from continuing operations	$(0.01)	$0.06	$(0.33)	$0.09
Loss on discontinued operations, net of tax benefit	—	(0.01)	(0.02)	(0.02)
Net income (loss) per share	$(0.01)	$0.05	$(0.35)	$0.07
Weighted average shares used in computing:
Basic net income (loss) per share	24,468	24,339	24,429	24,612
Diluted net income (loss) per share	24,468	24,405	24,429	24,789

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2005	September 24, 2004
Cash flows from operating activities:
Net income (loss):	$(8,455)	$1,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,765	3,585
Deferred income tax provision	5,032	2,253
Premium on capital stock repurchase	—	1,561
Intangibles amortization	971	1,281
Writedown of investment	—	50
Provision for bad debts, net of adjustments	336	104
Loss on sale of assets	44	72
Minority interest in net loss of subsidiaries	—	(14)
Compensation from stock issuances	43	105
Interest income on notes receivable—stockholders	(44)	(60)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	6,725	3,854
Unbilled receivables	(4,791)	(2,940)
Prepaid expenses and other	(1,332)	(759)
Current assets of discontinued operations	561	-
Other current receivable	(2,430)	-
Long-term account receivable	2,620	1,489
Deferred contract costs	(1,310)	(1,288)
Other assets	(31)	(77)
Accounts payable	(710)	1,310
Accrued liabilities	1,842	267
Current liabilities of discontinued operations	(51)	—
Accrued restructuring	(1,470)	(3,812)
Accrued vacation	568	(8)
Accrued incentive compensation	(355)	142
Customer advances	(1,521)	(2,646)
Supplemental executive retirement plan	419	(41)
Other	(154)	(104)
Net cash provided by operating activities:	1,272	5,986
Cash flows from investing activities:
Proceeds from sale/maturity of investments	17,439	10,597
Purchase of property and equipment	(6,502)	(5,851)
Acquisition of businesses, net of cash acquired	—	(2,383)
Net cash provided by investing activities	10,937	2,363
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	862	1,344
Proceeds from notes receivable and tax loan payments	39	78
Capital stock repurchase	(2,530)	(14,773)
Net cash used in financing activities	(1,629)	(13,351)
Effect of exchange rate changes on cash and cash equivalents	(209)	60
Net change in cash and cash equivalents	10,371	(4,942)
Cash and cash equivalents at beginning of period	15,012	26,826
Cash and cash equivalents at end of period	$25,383	$21,884

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$57	$14
Cash paid during the period for income taxes	$470	$778
Supplemental disclosure of non-cash investing and financing activities
Release from escrow of common stock to complete acquistion of business	$900	$900

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1                    Accounting Policies

Basis of Presentation

                The accompanying consolidated balance sheet of First Consulting Group, Inc. (the “Company” or “FCG”) at September 30, 2005 and consolidated statements of operations and consolidated statements of cash flows for the periods ended September 30, 2005 and September 24, 2004 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 30, 2005 and the results of operations for the three-month and nine-month periods ended September 30, 2005 and September 24, 2004.  The results of operations and cash flows for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 30, 2005.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

Principles of Consolidation

                The consolidated financial statements include the accounts of the Company and its subsidiaries.  All material intercompany accounts and transactions have been eliminated.

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”).  SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method of accounting for stock-based awards had been applied. Under the fair value method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

                In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R were originally planned to be effective for all quarterly reporting periods beginning after June 15, 2005.  In April 2005, the Securities and Exchange Commission adopted a revision to SFAS 123R to make the accounting provisions applicable to all fiscal year reporting periods commencing after June 15, 2005.  As a result, the Company is now required to adopt SFAS 123R commencing in the first quarter of 2006.

Upon the adoption of SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined the method of adoption or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects that the adoption will have an adverse impact on the reported earnings and net income per share.

The following table presents the pro forma net income (loss) had compensation costs been determined using the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

		Three Months Ended		Nine Months Ended
		September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net income (loss), as reported		$(240)	$1,265	$(8,455)	$1,662
Deduct: Total stock based employee
compensation expense determined under fair value method for all awards, net of tax		(147)	(425)	(827)	(1,261)
Add: Amount of such stock-based expense
included in net income (loss)		—	—	—	—
Pro forma net income (loss)		$(387)	$840	$(9,282)	$401

Basic income (loss) per share	As reported	$(0.01)	$0.05	$(0.35)	$0.07
	Pro forma	$(0.02)	$0.03	$(0.38)	$0.02

Diluted income (loss) per share	As reported	$(0.01)	$0.05	$(0.35)	$0.07
	Pro forma	$(0.02)	$0.03	$(0.38)	$0.02

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

                The following represents a reconciliation of basic and diluted net loss per share for the three months and nine months ended September 30, 2005 and September 24, 2004 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Income (loss) from continuing operations	$(240)	$1,432	$(7,918)	$2,174
Loss on discontinued operations, net of tax benefit	—	(167)	(537)	(512)
Net income (loss)	$(240)	$1,265	$(8,455)	$1,662

Basic weighted average number of shares outstanding	24,468	24,339	24,429	24,612
Effect of dilutive options and contingent shares	—	66	—	177
Diluted weighted average number of shares outstanding	24,468	24,405	24,429	24,789

Basic per share:
Income (loss) from continuing operations	$(0.01)	$0.06	$(0.33)	$0.09
Loss on discontinued operations, net of tax benefit	—	(0.01)	(0.02)	(0.02)
Net income (loss) per share	$(0.01)	$0.05	$(0.35)	$0.07

Diluted per share:
Income (loss) from continuing operations	$(0.01)	$0.06	$(0.33)	$0.09
Loss on discontinued operations, net of tax benefit	—	(0.01)	(0.02)	(0.02)
Net income (loss) per share	$(0.01)	$0.05	$(0.35)	$0.07

For the three months ended September 30, 2005 and September 24, 2004, there were 5,075,785 and 4,657,173 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted earnings (loss) per share.  For the nine months ended September 30, 2005 and September 24, 2004, there were 5,179,378 and 4,772,401 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted earnings (loss) per share.

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

                The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Such estimates are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the Company’s control.  The Company’s actual results may differ from its estimates.

                One particular significant estimate is the amount of realizability of the Company’s deferred tax assets, and the necessary amount of related valuation allowance.  Based on the Company’s recent historical performance and in accordance with SFAS 109, the Company increased its deferred tax asset valuation allowance by $6.0 million during the second quarter of fiscal year 2005.  This valuation allowance does not, in any way, limit the Company’s ability to use its deferred tax assets, primarily loss carryforwards, to offset income earned in the future.  As well as not being subject to taxation, a significant amount (approximately $20 million) of any future pretax income will not require a tax provision in the income statement.

After application of the $6.0 million valuation allowance during the second quarter of 2005, the Company has remaining net deferred tax assets at September 30, 2005 of approximately $6.0 million.  Realization of the currently recorded deferred tax assets is dependent on generating sufficient taxable income in the foreseeable future. Although realization is not assured, management believes it is more likely than not that all of the remaining $6.0 million net deferred tax asset will be realized.

Cash and Cash Equivalents

For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities with original maturities of three months or less.

Note 2                    Investments

                At September 30, 2005, the Company had approximately $7.9 million in short-term investments.  Such investments were held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were immaterial at September 30, 2005.  Additionally, the Company had $325,000 of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included within other assets.

Note 3                    Other Current Receivable and Long-Term Receivable

                At September 30, 2005, the Company carried an other current receivable of approximately $2.4 million from a single client.  The receivable is related to an outsourcing contract and was originally scheduled to be collected over the next 15 months; however, due to the early termination of the contract for convenience by the client, it is now scheduled to be received in full on December 31, 2005.

At September 30, 2005, the Company carried a $1.2 million long-term account receivable.  This receivable represents the discounted value of the deferral of the first month’s receivable on a new outsourcing contract which began in August 2005.  This receivable has been deferred until the completion of the contract in five years, at which point it will be collected in the amount of $1.7 million.  Additionally, the Company has also agreed to defer until 2010 one-half of the January 2006 monthly payment due from the same client.

Note 4                    Business Acquisitions

FCG Infrastructure Services (“FCGIS”)

On May 31, 2002, the Company acquired a controlling interest of 52.35% in Codigent Solutions Group, Inc., renamed FCG Infrastructure Services, Inc. (“FCGIS”), a provider of value added information technology solutions to hospitals and other healthcare delivery organizations, for $2.6 million in cash.  On January 30, 2004, the Company purchased the remaining 47.65% minority interest in FCGIS from five remaining individual stockholders for approximately $2.4 million in cash.  Additionally, the Company deposited 591,328 shares of FCG common stock into an escrow account, with one-fourth of such shares to be released to those same stockholders in four separate increments upon successful fulfillment by FCGIS of certain revenue and profitability targets for the six-month periods ended June 25, 2004, December 31, 2004, July 1, 2005, and December 30, 2005.  If such targets were not fulfilled for any of the six-month periods, the shares in escrow for that period would revert to FCG.

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

For the six-month periods ended June 25, 2004 and December 31, 2004, FCGIS met the revenue and profitability targets, and 295,664 contingent shares were released to the former FCGIS stockholders, thus adding $1.8 million to goodwill.  In February 2005, the Company negotiated an early conclusion to its escrow agreement related to shares of common stock issued in the purchase of FCGIS, where half of the remaining 295,664 shares in escrow were released and the other half were forfeited back to the Company.  The shares released from the escrow further increased goodwill by $900,000 to a total of $6.1 million of goodwill related to the acquisition.

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

The changes in the net carrying amounts of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Government & Technology Services	Other	Total
Balance as of December 26, 2003	$1,051	$3,228	$1,477	$8,260	$1,442	$15,458
Acquired	1,701	1,538	—	—	—	3,239
Impaired	—	—	—	—	(1,442)	(1,442)
Currency translation adjustment	—	—	4	—	—	4
Balance as of December 31, 2004	2,752	4,766	1,481	8,260	—	17,259
Acquired	473	427	—	—	—	900
Balance as of September 30, 2005	$3,225	$5,193	$1,481	$8,260	$—	$18,159

The $900,000 of additional goodwill in the first quarter of 2005 relates to a final earn out payment to the previous owners of a business which was the substantial portion of the Meditech Service Center segment (see Note 4 of Notes to Consolidated Financial Statements).

As of September 30, 2005, the Company had the following acquired intangible assets recorded (in thousands):

	Software and Software Development	Customer Related	Non-Compete Agreements	Total
Balance as of December 26, 2003	$763	$2,858	$179	$3,800
Acquired	—	300	—	300
Amortization	(543)	(981)	(139)	(1,663)
Balance as of December 31, 2004	220	2,177	40	2,437
Amortization	(176)	(755)	(40)	(971)
Balance as of September 30, 2005	$44	$1,422	$—	$1,466
Amortization Period in Years	2 -3	2 -4	2 -3

The following table summarizes the estimated remaining annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2005 (remainder of year)	$366
2006	772
2007	328
Total	$1,466

Note 6                    Accrued Restructuring

                At September 30, 2005, the Company had approximately $3.6 million in restructuring accrual which related to restructuring, severance, and impairment costs incurred in the prior years, primarily in the Life Sciences segment.  The remaining accrual entirely consists of costs related to vacated leases, net of estimated sublease payments.

The restructuring liability activity through September 30, 2005 is summarized as follows (in thousands):

Facilities/Other Related Costs
Accrual balance at December 31, 2004	$5,020
Cash payments	(1,470)
Accrual balance at September 30, 2005	$3,550

Current portion of accrued restructuring	$1,383
Non-current portion of accrued restructuring	$2,167

Note 7                    Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months and nine months ended September 30, 2005 and September 24, 2004, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Net income (loss)	$(240)	$1,265	$(8,455)	$1,662

Foreign currency translation adjustment	(34)	(162)	(424)	(53)
Unrealized gain on investments	14	7	13	8
Other comprehensive loss, net of tax	(20)	(155)	(411)	(45)

Comprehensive income (loss)	$(260)	$1,110	$(8,866)	$1,617

Note 8                    Discontinued Operations

On December 7, 2004, the Company’s Board of Directors approved a plan to sell and exit its clinical and non-clinical Call Center Services (“CCS”) operation due to recurring losses.  On February 2, 2005, the Company executed a definitive agreement with the MPB Group, LLC, d/b/a The Beryl Companies.  FCG is receiving 12 monthly payments of $12,500, totaling $150,000, for selected customer contracts. The disposal plan consisted primarily of the termination of normal CCS activity, calculation of termination benefits for the existing CCS employees, termination of a lease agreement, abandonment of property and equipment, collection of accounts receivable, and settlement of liabilities.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this disposal represents a discontinued operation.  Accordingly, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of the CCS division as a discontinued operation for all periods presented.

A summary of results for CCS for the nine months ended September 30, 2005 included revenues of $631,000 and a pre-tax loss of $866,000 which related to the sales, operation, and wind-down of the business.  The pre-tax loss, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to a loss of $512,000, net of a 38% tax benefit for the nine months ended September 24, 2004.  The fiscal year 2005 net loss included $276,000 related to severance costs for the remaining staff of 37 people.  Further, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded an accrual for the remaining lease payments on the CCS leased property in the amount of $89,000.

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

•                  The Government and Technology Services (“GTS”) segment has been created by combining FCG Software Services, formerly named Paragon Solutions, Inc. (our software development business) and Technology Staffing Services groups, which used to be included within Other Business, with the Government Healthcare business unit, which used to be part of Health Delivery;

•                  Software Products (“SWP”) has been created by adding the Cyberview product that used to be in the Meditech Service Center segment to the existing SWP business line, which used to be included within Other Business, and primarily involves the FirstGateways product.

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

•                  Health Plan - the delivery of consulting and systems integration services and outsourcing services to health plan clients;

•                  Government and Technology Services - the delivery of consulting services to government clients, the delivery of blended-shore software development, and the delivery of technology staff augmentation services; and

•                  Software Products - the delivery of solutions involving the use of software to health delivery clients.

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

The following segment information is for the three months and nine months ended September 30, 2005 and September 24, 2004 (in thousands):

For the three months ended September 30, 2005:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$15,620	$—	$35,265	$50,885	$7,272	$4,938	$8,818	$823	$(19)	$72,717
Reimbursements	2,469	—	198	2,667	318	701	192	9	—	3,887
Total revenues	18,089	—	35,463	53,552	7,590	5,639	9,010	832	(19)	76,604
Cost of services before reimbursable expenses	10,216	—	29,365	39,581	4,149	3,338	5,106	898	(2,131)	50,941
Reimbursable expenses	2,469	—	198	2,667	318	701	192	9	—	3,887
Total cost of services	12,685	—	29,563	42,248	4,467	4,039	5,298	907	(2,131)	54,828
Gross profit	5,404	—	5,900	11,304	3,123	1,600	3,712	(75)	2,112	21,776
Selling expenses	1,226	2,080	1,057	4,363	1,543	606	896	126	87	7,621
General & administrative expenses	2,602	—	3,996	6,598	2,339	698	1,980	308	2,668	14,591
Income (loss) from operations	$1,576	$(2,080)	$847	$343	$(759)	$296	$836	$(509)	$(643)	$(436)

For the three months ended September 24, 2004:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$18,003	$—	$27,060	$45,063	$8,812	$3,770	$7,333	$330	$(6)	$65,302
Reimbursements	2,590	—	171	2,761	267	578	175	61	588	4,430
Total revenues	20,593	—	27,231	47,824	9,079	4,348	7,508	391	582	69,732
Cost of services before reimbursable expenses	9,946	—	22,528	32,474	5,077	2,608	4,398	621	(1,497)	43,681
Reimbursable expenses	2,590	—	171	2,761	267	578	175	61	588	4,430
Total cost of services	12,536	—	22,699	35,235	5,344	3,186	4,573	682	(909)	48,111
Gross profit	8,057	—	4,532	12,589	3,735	1,162	2,935	(291)	1,491	21,621
Selling expenses	1,045	1,362	474	2,881	2,015	673	736	107	108	6,520
General & administrative expenses	2,970	—	2,595	5,565	3,084	727	1,455	216	1,690	12,737
Income (loss) from operations	$4,042	$(1,362)	$1,463	$4,143	$(1,364)	$(238)	$744	$(614)	$(307)	$2,364

For the nine months ended September 30, 2005:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$48,760	$—	$94,686	$143,446	$24,831	$13,069	$25,500	$1,953	$(19)	$208,780
Reimbursements	7,518	—	568	8,086	739	1,828	606	62	—	11,321
Total revenues	56,278	—	95,254	151,532	25,570	14,897	26,106	2,015	(19)	220,101
Cost of services before reimbursable expenses	31,546	—	79,675	111,221	13,380	9,741	14,681	2,758	(5,245)	146,536
Reimbursable expenses	7,518	—	568	8,086	739	1,828	606	62	—	11,321
Total cost of services	39,064	—	80,243	119,307	14,119	11,569	15,287	2,820	(5,245)	157,857
Gross profit	17,214	—	15,011	32,225	11,451	3,328	10,819	(805)	5,226	62,244
Selling expenses	3,542	4,831	2,039	10,412	5,327	1,748	2,627	400	959	21,473
General & administrative expenses	8,930	—	10,389	19,319	7,184	2,278	5,422	1,084	8,644	43,931
Income (loss) from operations	$4,742	$(4,831)	$2,583	$2,494	$(1,060)	$(698)	$2,770	$(2,289)	$(4,377)	$(3,160)

For the nine months ended September 24, 2004:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$54,043	$—	$81,759	$135,802	$26,909	$11,660	$22,528	$981	$12	$197,892
Reimbursements	7,544	—	415	7,959	753	1,850	492	194	1,618	12,866
Total revenues	61,587	—	82,174	143,761	27,662	13,510	23,020	1,175	1,630	210,758
Cost of services before reimbursable expenses	29,441	—	67,702	97,143	15,467	7,705	13,720	1,886	(2,917)	133,004
Reimbursable expenses	7,544	—	415	7,959	753	1,850	492	194	1,618	12,866
Total cost of services	36,985	—	68,117	105,102	16,220	9,555	14,212	2,080	(1,299)	145,870
Gross profit	24,602	—	14,057	38,659	11,442	3,955	8,808	(905)	2,929	64,888
Selling expenses	3,293	3,966	1,652	8,911	7,030	2,406	2,137	251	148	20,883
General & administrative expenses	8,228	—	7,727	15,955	9,008	2,015	4,489	548	5,726	37,741
Income (loss) from operations	$13,081	$(3,966)	$4,678	$13,793	$(4,596)	$(466)	$2,182	$(1,704)	$(2,945)	$6,264

The “Other” column consists of unallocated shared service center and support costs.  For the three months and nine months ended September 30, 2005 and September 24, 2004, there was a significant net loss in this column due to under utilization of both the infrastructure and integration shared service centers.

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenues in outsourcing is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 24, 2004	September 30, 2005	September 24, 2004
Internally generated revenues	$30,165	$21,216	$78,753	$65,664
Subcontractor revenues	5,100	5,844	15,933	16,095
Revenues before reimbursements	$35,265	$27,060	$94,686	$81,759

Note 10                  Line of Credit

                    The Company has a revolving line of credit expiring on May 1, 2006, under which it is allowed to borrow up to $7.0 million at the prevailing prime rate.  There was no outstanding balance under the line of credit at September 30, 2005.  Due to the Company’s third quarter loss, an amendment was required to certain of the Company’s loan covenants in order to maintain compliance.  Terms of this amendment were approved subsequent to September 30, 2005, and the Company is in compliance with such amended terms.

Note 11                  Capital Stock Repurchase

On February 27, 2004, the Company repurchased all outstanding shares of FCG common stock held by David S. Lipson, one of the Company’s directors and the former CEO of Integrated Systems Consulting Group, Inc. (“ISCG”).  The Company acquired ISCG in December 1998.  The Company also purchased any in-the-money options to purchase FCG common stock held by Mr. Lipson.  The aggregate purchase price for the shares and options held by Mr. Lipson was $15.1 million.  As a result of the transaction, Mr. Lipson resigned from the Company’s Board of Directors.

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

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the consultant(s) assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity, and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 3% of our net revenues in the third quarter of 2005, and we expect our software licensing revenues to continue to grow incrementally during our 2005 fiscal year.  We also expect our services revenues associated with the implementation of our software products to continue to become a more significant part of our overall services revenues.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of September 30, 2005, approximately 1,380 of our 2,719 employees are billable consultants.  Another 1,012 employees are part of our outsourcing business.  The salaries and benefits of such billable consultants and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 12.0% of our workforce, or 327 employees, are classified as non-billable.  Our cost of services as a percentage of revenues is directly related to several factors, including, but not limited to:

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

Results of Operations for the Three Months Ended September 30, 2005 and September 24, 2004

Revenues.  Our net revenues increased to $72.7 million for the quarter ended September 30, 2005, an increase of 11.4% from $65.3 million for the quarter ended September 24, 2004.  Our total revenues increased to $76.6 million for the quarter ended September 30, 2005, an increase of 9.9% from $69.7 million for the quarter ended September 24, 2004. The increases in net revenues were in Health Delivery Outsourcing, Government and Technology Services, and Health Plan, offset by a decrease in Health Delivery Services. The Health Delivery Outsourcing segment had the most significant increase, $8.2 million, or 30.3%, primarily due to $4.0 million in revenues from two new outsourcing engagements, which began in the quarter ended September 30, 2005. Additionally, there was a one-time $1.0 million pass-through revenue item in Health Delivery Outsourcing related to transitioning out subcontractor services at University Hospitals Health System (“UHHS”) in Cleveland, Ohio.  The remaining increase in revenues in that segment is due to additional contracts executed over the past year.  Government and Technology Services grew by $1.5 million, or 20.3%, primarily due to growth in FCG Software Services (formerly named Paragon Solutions, Inc.), which provides offshore software development services to clients.  The most significant offsetting decrease was in Health Delivery Services, which declined by $2.4 million, or 13.2%, due to market-based billing rate pressures in our Revenue Cycle, Meditech, and ERP practices.

In August 2005, we began a five-year IT outsourcing agreement with one client, and a three-year agreement with another client.  Annual revenues from these two clients are expected to be approximately $29 million. In July 2005, we announced the early termination for convenience by The New York and Presbyterian Hospital of our approximately $30 million per year outsourcing agreement, effective December 31, 2005 (the contract was executed in November 1999 and was originally scheduled to expire in December 2006). Also, in October 2005, we announced the mutually agreed termination of our outsourcing agreement with UMass Memorial Health Care (“UMMHC”) effective November 1, 2005, with certain transition services to be performed through December 31, 2005.  The expected net result of these recent developments in our outsourcing business will be similar revenues in the fourth quarter of 2005 as compared to the third quarter of 2005, followed by a significant decrease in revenues as of the beginning of 2006.  Additionally, we have an existing major outsourcing contract up for renewal in March 2006, the non-renewal of which would have a negative impact on our Health Delivery Outsourcing revenues.  Revenues in our business units other than outsourcing are not expected to change significantly as a whole in the near term.

                Cost of Services.  Cost of services before reimbursable expenses increased to $50.9 million for the quarter ended September 30, 2005, an increase of 16.6% from $43.7 million for the quarter ended September 24, 2004.  The increase was primarily due to $6.8 million of additional costs in the Health Delivery Outsourcing segment, of which $4.1 million was associated with the two new contracts and the $1.0 million pass-through item noted above, and the remainder was due to costs related to other contracts executed over the past year and higher costs on the UMMHC contract.  We also increased costs in both the Health Plan and the Government and Technology Services segments in order to deliver the higher level of revenues in each segment.  Life Sciences costs declined as we reduced costs in that area, primarily through staff attrition, to improve profitability.

Gross Profit.  Gross profit increased slightly to $21.8 million, or 29.9% of net revenues, for the quarter ended September 30, 2005, an increase of 0.7% from $21.6 million, or 33.1% of net revenues, for the quarter ended September 24, 2004.  This increase was due to increases in gross profit in Health Delivery Outsourcing, Government and Technology Services, and Health Plan related to the increases in revenues in those businesses described above, offset almost entirely by a decrease in gross profit in Health Delivery Services, primarily due to the decrease in revenue described above. The gross profit of Health Delivery Outsourcing, approximately 16.7% during the third quarter of 2005, is lower on a percentage basis than gross profit in our other business segments.  While the gross profit percentage in this segment remained steady year over year for the third quarter, the significantly higher portion of our revenue mix coming from our Health Delivery Outsourcing segment was a major contributing factor to our overall gross profit percentage decline to 29.9% from 33.1% of net revenues, due to the lower gross profit nature of outsourcing business.

We expect that after the fourth quarter of 2005, due to the two contract completions described above, our mix of Health Delivery Outsourcing revenues should decline from close to 50% of our net revenues in the third quarter of 2005 to approximately 40% of our net revenues in the first quarter of 2006, which will have the effect of increasing our overall gross profit percentage.  Further, since our gross margin percentage at the two completed projects was lower than on our other outsourcing contracts, our gross profit percentage in Health Delivery Outsourcing is currently expected to increase next year.  Such percentage is also expected to increase in the fourth quarter of 2005 due to a one-time termination fee on the UMMHC contract.

Additionally, in March 2005, we extended our agreement with UHHS for an additional three-year period which will expire on July 31, 2010.  This agreement originally had a five-year term, with two years remaining.  As part of the extension, the client has required that we replace Affiliated Computer Services (“ACS”) as the infrastructure subcontractor.   As a result, starting during the third quarter of 2005, we began to earn gross profit on most of the ACS revenues, while it had previously been a subcontracted pass-through of costs with no profit for us.  On new or expanded outsourcing contracts, however, the first several quarters’ gross profit is typically reduced due to higher costs incurred during the transition.

Despite the immediate decline in outsourcing revenues that we expect to experience at the beginning of 2006, we expect outsourcing to contribute an increasing proportion of our total revenues in the long term, which we expect will result in our gross profit percentage declining incrementally.

In addition, a sudden downturn in demand in one or more of our segments, such as we experienced in Health Delivery Services in the third quarter of 2005, or an inability to control costs on our fixed price projects, could negatively affect our gross profit percentage.

                Selling Expenses.  Selling expenses increased to $7.6 million for the quarter ended September 30, 2005, an increase of 16.9% from $6.5 million for the quarter ended September 24, 2004.  This increase was primarily due to sales commissions on the new outsourcing contracts described above, as well as due to higher marketing and advertising expenses and to severance costs.  Selling expenses are expected to decline starting in the fourth quarter as a result of a reduced sales force.  Selling expenses as a percentage of net revenues increased to 10.5% for the quarter ended September 30, 2005 from 10.0% for the quarter ended September 24, 2004 for the same reasons.

                General and Administrative Expenses.  General and administrative expenses increased to $14.6 million for the quarter ended September 30, 2005, an increase of 14.6% from $12.7 million for the quarter ended September 24, 2004.  The increase was due to non-salary costs, as general and administrative salaries and benefits declined by approximately $200,000.  The most significant increase was in infrastructure costs of approximately $800,000 related to facilities and equipment needed to directly support our outsourcing business.  Such infrastructure costs now represent approximately $1.1 million per quarter of our general and administrative expenses.  Additionally, we incurred approximately $500,000 in higher bad debt expenses, as we increased reserves for the potential non-collectability of several accounts in the third quarter of 2005, while we had reversed certain such reserves in the third quarter of 2004 upon the resolution of several accounts.  Further, during the third quarter of 2005, we incurred $300,000 in higher travel costs.  Finally, we experienced higher costs in several other areas including rent in our growing offshore shared service centers, and recruiting costs.  General and administrative expenses as a percentage of net revenues increased to 20.1% for the quarter ended September 30, 2005 from 19.5% for the quarter ended September 24, 2004.  During the fourth quarter of 2005, we expect general and administrative expenses to increase due to a charge to accomplish a reduction of space utilized in our Life Sciences business unit.

Interest Income, Net.  Interest income, net of interest expense, increased to $234,000 for the quarter ended September 30, 2005, an increase of 26.5% from $185,000 for the quarter ended September 24, 2004, due to higher interest rates earned on cash and investments.  Interest income, net of interest expense as a percentage of net revenues remained constant at 0.3% for the quarters ended September 30, 2005 and September 24, 2004.

Other Income (Expense), Net.  Other income (expense) was negligible for the quarters ended September 30, 2005 and September 24, 2004.

                Income Taxes.  We recorded a $20,000 tax provision for the quarter ended September 30, 2005 versus a $1.1 million tax provision for the quarter ended September 24, 2004.  The tax provision for the quarter ended September 30, 2005 reflects a minor adjustment to achieve an estimated effective annual tax benefit rate of 24.4% for 2005 (exclusive of a valuation allowance), compared to a normal tax provision rate of 44.2% for the quarter ended September 24, 2004.  The effective tax benefit rate for 2005 is lower than the 2004 provision rate due to the effect of non-deductible expenses.

Loss on Discontinued Operations.  The disposition of our Coactive Call Center Service line in the first quarter of fiscal year 2005 has been accounted for as a discontinued operation, and there were no remaining activities in this business during the quarter ended September 30, 2005.  For the quarter ended September 24, 2004, we incurred a net loss from the operations of this discontinued operation of $167,000.

Results of Operations for the Nine Months Ended September 30, 2005 and September 24, 2004

Revenues.  Our net revenues increased to $208.8 million for the nine months ended September 30, 2005, an increase of 5.5% from $197.9 million for the nine months ended September 24, 2004.  Our total revenues increased to $220.1 million for the nine months ended September 30, 2005, an increase of 4.4% from $210.8 million for the nine months ended September 24, 2004.  The increases in net revenues were in Health Delivery Outsourcing, Government and Technology Services, and Health Plan, offset by a decrease in Health Delivery Services.  The Health Delivery Outsourcing segment had the most significant increase, $12.9 million, or 15.8%, primarily due to the execution of a new outsourcing engagement in late 2004, and two new engagements in August 2005.  Government and Technology Services grew by $3.0 million, or 13.2%, primarily due to growth in FCG Software Services, which provides offshore software development services to clients.  The most significant offsetting decrease was in Health Delivery Services, which declined by $5.3 million, or 9.8%, due to market-based billing rate pressures in our Revenue Cycle, Meditech, and ERP practices.

                Cost of Services.  Cost of services before reimbursable expenses increased to $146.5 million for the nine months ended September 30, 2005, an increase of 10.2% from $133.0 million for the nine months ended September 24, 2004.  The increase was primarily due to $12.0 million of additional costs in the Health Delivery Outsourcing segment associated with the increased revenues noted above.  Additionally, we increased costs in Health Delivery Services in early 2005 to add staff in the clinical practice areas in order to meet increased demand in those areas.  We also increased Health Plan costs due to our higher volume of business, and to our investment in developing new business offerings in both information technology and business process outsourcing in that segment.  Life Sciences costs declined as we reduced costs in that area, primarily through staff attrition, to improve profitability.

Gross Profit.  Gross profit decreased to $62.2 million, or 29.8% of net revenues, for the nine months ended September 30, 2005, a decrease of 4.1% from $64.9 million, or 32.8% of net revenues, for the nine months ended September 24, 2004.  The decrease was primarily due to a reduction in the Health Delivery Services segment gross profit, declining to 35.3% of net revenues for the nine months ended September 30, 2005 from 45.5% of net revenues for the nine months ended September 24, 2004.  This decrease was due to the decline in revenues in Health Delivery Services in the first nine months of fiscal year 2005, while cost of services had increased.  In addition, gross profit decreased in Health Delivery Outsourcing, declining to 15.9% of net revenues for the nine months ended September 30, 2005 from 17.2% of net revenues for the nine months ended September 24, 2004.  This decline was due to costs incurred at several clients to attempt to achieve client satisfaction.

Selling Expenses.  Selling expenses increased slightly to $21.5 million for the nine months ended September 30, 2005, an increase of 2.8% from $20.9 million for the nine months ended September 24, 2004.  Selling expenses as a percentage of net revenues decreased slightly to 10.3% for the nine months ended September 30, 2005 from 10.6% for the nine months ended September 24, 2004.

                General and Administrative Expenses.  General and administrative expenses increased to $43.9 million for the nine months ended September 30, 2005, an increase of 16.4% from $37.7 million for the nine months ended September 24, 2004.  The vast majority of the increase was due to non-salary costs.  The most significant increase was in infrastructure costs of approximately $2.4 million related to facilities and equipment needed to directly support our outsourcing business.  Further, we incurred approximately $800,000 of severance costs in the nine months ended September 30, 2005 compared to approximately $100,000 in the nine months ended September 24, 2004.  Finally, we experienced higher costs in a number of other areas including outside professional services such as audit, legal, and consulting costs, nonbillable travel, recruiting costs, and rent in our growing offshore shared service centers.  General and administrative expenses as a percentage of net revenues increased to 21.0% for the nine months ended September 30, 2005 from 19.1% for the nine months ended September 24, 2004.

Interest Income, Net.  Interest income, net of interest expense, increased to $674,000 for the nine months ended September 30, 2005, an increase of 27.4% from $529,000 for the nine months ended September 24, 2004, due to higher interest rates earned on cash and investments.  Interest income, net of interest expense as a percentage of net revenues remained constant at 0.3% for the nine months ended September 30, 2005 and September 24, 2004.

Other Income (Expense), Net.  Other expense decreased to $51,000 for the nine months ended September 30, 2005, a decrease of 54.9% from $113,000 for the nine months ended September 24, 2004.

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

                Income Taxes.  We recorded a $5.4 million tax provision for the nine months ended September 30, 2005 versus a $2.9 million tax provision for the nine months ended September 24, 2004.  The tax provision for the nine months ended September 30, 2005 primarily consisted of a $6.0 million tax asset valuation allowance recorded during the second quarter of 2005.  The valuation allowance was recorded as a result of the recent historical losses we have incurred, creating additional negative evidence as to the uncertainty of our ability to realize certain of our deferred tax assets, as assessed per the guidance of the applicable tax accounting standard, SFAS 109. The high provision rate of 57.5% in 2004 is due to the non-deductibility of the expense for premium on repurchase of stock noted above.

Loss on Discontinued Operations.  The disposition of our Coactive Call Center Service line has been accounted for as a discontinued operation.  During the nine months ended September 30, 2005, we incurred $866,000 of costs related to the operation and wind-down of the business.  These costs, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to a net loss from the operations of this discontinued operation of $512,000 for the nine months ended September 24, 2004.

Liquidity and Capital Resources

                During the nine months ended September 30, 2005, we generated cash flow from operations of $1.3 million.  During the nine months ended September 30, 2005, we used $2.5 million to repurchase shares of our common stock from the previous owners of FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.).  Further, we used approximately $6.5 million of cash to purchase property and equipment, primarily information technology and related equipment, including infrastructure equipment for our data center and help desk.  At September 30, 2005, we had cash and investments available for sale of $33.3 million compared to $40.3 million at December 31, 2004.  One of our new outsourcing accounts, which began in August 2005, had a net negative impact on cash of over $2 million during the third quarter of 2005, primarily due to an agreed upon deferral of fees and transition costs, and will have an additional negative impact of over $2 million over the next 2 quarters due to further agreed upon fee deferrals and to certain capital expenditures.  We expect cash to decrease in the fourth quarter of 2005 due to that contract, and to costs associated with our assumption of work previously performed by a subcontractor at our UHHS outsourcing account; however, this decrease is expected to be offset by a payment of $2 million due related to the termination of our New York Presbyterian outsourcing account, which is expected to be received by year end, or shortly thereafter.

                We have a revolving line of credit, under which we are allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2006.  There was no outstanding balance under the line of credit at September 30, 2005.  Due to the third quarter loss, an amendment was required to certain of the loan covenants in order to maintain compliance.  Terms of this amendment were approved subsequent to September 30, 2005, and we are in compliance with such amended terms.

As of September 30, 2005, the following table summarizes our contractual and other commitments (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 -3 Years	3-5 Years	More Than 5 Years	Total
Operating leases, net of subleases	$4,635	$7,212	$1,059	$73	$12,979
Purchase obligations	155	—	—	—	155
Total	$4,790	$7,212	$1,059	$73	$13,134

Management believes that our existing cash and investments, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and investments are available for capital expenditures (which are projected to total approximately $8.5 million for 2005), upfront setup costs and deferred fees on new contracts, strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

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

Revenue Recognition and Unbilled Receivables

Revenues are derived primarily from information technology outsourcing services, consulting, and systems integration.  Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis.  Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectability is reasonably assured.  We determine if the fee is fixed and determinable and collectability is reasonably assured based on our judgments regarding the nature of the fee charged for services rendered and products delivered.  Arrangements vary in length from less than one year to seven years.  The longer-term arrangements are generally level-of-effort or fixed price arrangements.

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

                In our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive lower revenues due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At September 30, 2005, we had deferred $2.8 million of unamortized deferred costs which are included in other non-current assets.  Several of our recent contract awards include significant setup costs, so our deferred costs are expected to continue to increase in the fourth quarter of the year.

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

                Software license and maintenance revenues comprised approximately 3% of our net revenues in the third quarter of 2005.  Additionally, we realized substantial additional revenues from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

Unbilled receivables represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month. Unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage completion methodology.  As of September 30, 2005, we had unbillable revenues included in current unbilled receivables of approximately $2.8 million, which were generally expected to be billed within one year.  In addition, we had an other current receivable of $2.4 million at September 30, 2005 and a long-term account receivable of $3.8 million at December 31, 2004, on a single major outsourcing contract with a term of seven years.  This receivable was originally scheduled to be billed and collected over the remaining 15 months of the contract through contractual billings that will exceed the amounts to be earned as revenues; however, due to the early termination of the contract for convenience by the client, it is now scheduled to be received in full on December 31, 2005.  Additionally, we had a long-term receivable of $1.2 million at September 30, 2005, which was created in August 2005 through the deferral until 2010 of the first month of fees at a new outsourcing contract.

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

During the fourth quarter of fiscal year 2004, we re-evaluated our requirement for a valuation allowance after having completed a full year in which we recorded taxable income in each quarter.  At that time, we determined that it was more likely than not we would realize an additional $3.0 million of our deferred tax assets and recorded a tax benefit in this amount.  During the first quarter of 2005, we incurred a pretax loss; however, based on management’s expectation of pretax earnings for 2005, no change in the valuation allowance was recorded.  During the first six months of 2005, we incurred a pretax loss from continuing operations of $2.3 million.  Based on such performance, we increased our deferred tax asset valuation allowance during the second quarter of 2005 by $6.0 million.  This does not, in any way, limit our ability to use our deferred tax assets, primarily loss carryforwards, to offset taxable income in the future.  As well as not being subject to taxation, a significant amount (approximately $20 million) of any future pretax income will not require a tax provision in the income statement.  After application of this additional valuation allowance, we have approximately $6.0 million of deferred tax assets other than net operating losses unreserved on our balance sheet.  However, there is no guarantee that our taxable income will be sufficient to realize such remaining net deferred tax assets, and we will continue to evaluate the recoverability of deferred tax assets for an additional valuation allowance on an ongoing basis.  At the end of the third quarter of 2005, we performed such an evaluation, and determined that our valuation allowance is appropriate.  Additionally, if at some point in the future, the realization of a greater amount of our deferred tax assets is considered more likely than not, we will reverse all or a portion of the existing valuation allowance at that time.

Goodwill and Intangible Assets

Under SFAS No 142, we no longer amortize our goodwill and are required to complete an annual impairment testing during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.  Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  Due to the loss incurred in the Life Sciences segment in the third quarter of 2005, we evaluated the $1.5 million of goodwill in that unit for impairment, and determined it was not impaired.  We will perform another more extensive such review in the fourth quarter of 2005.  As of September 30, 2005, we had $18.2 million of goodwill and $1.5 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements).

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

•                  Our ability to recruit and retain a new chief executive officer, and the ability of our current management team to effectively manage our operations through a transition in management;

•                  Our ability to realize our deferred tax assets through future pretax earnings;

•                  Use of offsite and offshore resources on our engagements and adoption of a blended-shore delivery model in the healthcare IT industry;

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

•                  Impact on our business and clients relating to force majeure events, including recent hurricanes in the Southeast and potential pandemic or epidemic disease;

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

                We adopted EITF 00-21 in the first quarter of 2003, which affects the way we recognize revenue on long-term outsourcing agreements. The adoption of EITF 00-21 results in separating our outsourcing contracts into multiple elements and separately accounting for each element, rather than accounting for all elements together as a group.  As a result, we recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract, rather than on a percentage of completion basis.  Since we typically incur greater costs and expenses during the early phase of the service elements (which now have straight-line revenue recognition) than we do in the later years of those elements, we believe our net income will be less during the early stages of our outsourcing engagements.  In addition, if we are unable to manage costs as planned in the later stages of an outsourcing engagement, our net income will likewise be negatively impacted.  In general, income from our outsourcing contracts will be less stable in the future, since it will be more susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenues.  If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

                Finally, we reported a net loss for the nine months ended September 30, 2005.  As a result, we cannot assure you that we will achieve or maintain positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

                Net revenues from our outsourcing relationships, for the nine months ended September 30, 2005, represented approximately 45.4% of our consolidated net revenues.  The substantial majority of these revenues are received from five large outsourcing accounts that signed long-term agreements with us.  In June 2005, we received a termination for convenience notice from The New York and Presbyterian Hospital, our largest client, and our outsourcing engagement with them will terminate effective December 31, 2005.  In addition, we entered into a mutual termination agreement with UMass Memorial Health Care on September 30, 2005 and we expect all services under that agreement to be completed by December 31, 2005.  The loss of any of our remaining three large outsourcing relationships, including a failure to gain renewal of any of these contracts (one of which, University of Pennsylvania Hospital System, is due to expire in March 2006), could have an adverse impact on our business and results of operations.  Further, if we are unable to successfully close and implement the new outsourcing relationships that we are pursuing (including the renewal of our existing outsourcing clients), our business and results of operations will be adversely impacted.

In many of our outsourcing engagements, the clients have fully outsourced their information technology staff and functions to us.  In all of our outsourcing relationships, we generally enter into detailed service level agreements, which establish performance levels and standards for our services.  If we fail to meet these performance levels or standards, our clients may receive monetary service level credits from us or, if we experience persistent failures, our clients may have a right to terminate the outsourcing contract for cause and have no obligation to pay us any termination fees.  Our anticipated revenues and profitability from our outsourcing engagements could be significantly reduced if we are unable to satisfy our performance levels or standards, or if we are unable to improve our delivery costs as planned on such engagements. Additionally, our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee.

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

                Finally, we continue to pursue the outsourcing of discrete information technology services for clients.  The amount of time and resources required to win client engagements for our outsourcing business is significant, and we may not win the number or type of client engagements that we anticipate.  If we fail to meet our objective to secure new outsourcing engagements, or fail to secure new outsourcing engagements on acceptable commercial terms, we will not experience the growth in this business that we have anticipated.

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

                We have publicly announced our strategy to continue our investment in product development, including FirstDoc® and FirstGatewaysTM.  These investments are in addition to continuing our investments in other emerging service lines and products.  As a result, our financial results may be adversely impacted by product investment in the short term.  If such product development activities or investment in our emerging service lines do not result in relevant offerings and sales, we will not achieve desired levels of return on these investments.  As a result, our business and results of operations could be adversely affected.

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

                Our business is labor-intensive and requires highly skilled employees.  Many of our associates possess extensive expertise in the healthcare, insurance, pharmaceutical, information technology and consulting fields.  To serve a growing client base, we must continue to recruit and retain qualified personnel with expertise in each of these areas.  We must also seek certain employees who are willing to work on a variable or per diem basis.  Competition for such personnel is intense and we compete for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms, and other businesses.  Many of these entities have substantially greater financial and other resources than we do, or can offer more attractive compensation packages to candidates, including salary, bonuses, stock, and stock options.  If we are unable to recruit and retain a sufficient number of qualified personnel to serve existing and new clients, our ability to expand our client base or services and to offer our services at competitive rates could be impaired and our business would suffer.

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

                On November 3, 2005, Luther J. Nussbaum resigned from his position of Chairman of the Board, Chief Executive Officer and member of our Board of Directors.  Steven Heck, the Company’s President, has been named as interim Chief Executive Officer, effective on the same date.  In addition, Douglas G. Bergeron, a current independent member of the Board of Directors, has been named Chairman of the Board.  The Board of Directors has initiated a search for a new chief executive officer.  If we are unable to recruit and retain a new chief executive officer, or if our current management team is unable to effectively manage and maintain our business through the transition in management, our business could be adversely impacted.

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

                Our business has historically grown rapidly, and though our overall revenues have remained flat for the past several years, we have experienced growth and increased demand in certain areas of our business.  In response to shifts in market demand and in an effort to better align our business with our markets, we restructured our organization and hired persons with appropriate skills, including salespersons, and reduced our workforce in practice areas experiencing less demand.  We have also hired employees willing to work on a variable or per diem basis in order to better manage project costs and general and administrative expenses associated with underutilized resources.  These market conditions and restructuring efforts have placed new and increased demands on our management personnel.  They have also placed significant and increasing demands on our financial, technical and operational resources, and on our information systems.  If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, or growth or restructuring, our operating results will suffer.  To manage any future growth, we must extend our financial reporting and information management systems to our multiple and international office locations and traveling employees, and develop and implement new procedures and controls to accommodate new operations, services and clients.  Increasing operational and administrative demands may make it difficult for our senior managers to engage in business development activities and their other day-to-day responsibilities.  Further, the addition of new employees and offices to offset any increasing demands may impair our ability to maintain our service delivery standards and corporate culture.  In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy.  Such changes may result in operational inefficiencies and delays in delivering our services.  Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

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

•                  Restrictions on travel or other work conditions imposed by foreign governments;

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

Our acquisition of Paragon Solutions, Inc. (now FCG Software Services) in 2003 provided us a means to implement our global sourcing strategy to provide software development and other information technology services to our clients.  If we are unable to realize perceived cost benefits of such a strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted. Further, our international operations in Vietnam and India subject our business to a variety of risks and uncertainties unique to operating businesses in these countries, including the risk factors discussed above.

Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance, and may materially adversely affect our business, financial condition, and results of operations.

If we do not compete effectively in the healthcare and pharmaceutical information services industries, our business will be negatively impacted.

                The market for healthcare and pharmaceutical information technology consulting is very competitive.  We have competitors that provide some or all of the services we provide.  For example, in strategic consulting services, we compete with international, regional, and specialty consulting firms such as Bearing Point (formerly KPMG Consulting), IBM Global Consulting Services, Wipro Technologies, and Accenture.

In integration and co-management services, we compete with:

•                  Information system vendors such as McKesson, Siemens Medical Solutions, Cerner Corporation, and IBM Global Systems;

•                  Service groups of computer equipment companies;

•                  Systems integration companies such as Affiliated Computer Services (“ACS”), Electronic Data Systems Corporation, Perot Systems Corporation, SAIC, and Computer Sciences Corporation;

•                  Clients’ internal information management departments;

•                  Other consulting firms such as Accenture, Healthlink (a unit of IBM), and Computer Sciences Corporation’s consulting division; and

•                  Other healthcare and pharmaceutical consulting and outsourcing firms.

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

                We have a number of relationships with software and hardware vendors.  For example, our Life Sciences business is highly dependent upon a non-exclusive relationship with EMC Documentum, a vendor of document management software applications with which we integrate our FirstDoc® solution.    We often are engaged by vendors or their customers to implement or integrate vendor products based on our relationship with a particular vendor.  In addition, our clients may request that we host or operate a vendor application as part of a hosting or outsourcing relationship, which may require the consent or cooperation of the vendor.  As a result, we believe that our relationships with vendors are important to our operations, including our sales, marketing, and support activities.  If we fail to maintain our relationships with these vendors, or fail to establish additional new relationships, our business could be materially adversely affected.

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

                We must protect our proprietary information, including our proprietary methodologies, research, tools, software code, and other information.  To do this, we rely on a combination of copyright and trade secret laws and confidentiality procedures to protect our intellectual property.  These steps may not protect our proprietary information.  In addition, the laws of certain foreign countries do not protect or enforce proprietary rights to the same extent as do the laws of the United States.  We are currently providing our services to clients in international markets and have business operations in Europe, India and Vietnam.  Our proprietary information may not be protected to the same extent as provided under the laws of the United States, if at all.  The unauthorized use of our intellectual property could have a material adverse effect on our business, financial condition, or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, unbilled receivables, accounts payable, and a revolving line of credit.  Only the cash and cash equivalents and short-term investments, which totaled $33.3 million at September 30, 2005, present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $333,000.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

Our borrowings are primarily dependent upon the prevailing prime rate.  As of September 30, 2005, we had no borrowings under our revolving line of credit and an available borrowing capacity of $7.0 million.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”  The estimated fair value of borrowings under the revolving line is expected to approximate its carrying value.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
11.1 (5)	Statement of computation of per share earnings
31.1	Rule 13a-14(a) Rule 15d-14(a) Certification of the Chief Executive Officer)
31.2	Rule 13a-14(a) Rule 15d-14(a) Certification of the Chief Financial Officer)
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

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

FIRST CONSULTING GROUP, INC.

Date: November 9, 2005	/s/ STEVEN HECK
Steven Heck
President and Interim Chief Executive Officer

Date: November 9, 2005	/s/ THOMAS A WATFORD
Thomas A. Watford
Executive Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
11.1 (5)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

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