Form 10-K
period 2005-12-30
FIRST CONSULTING GROUP INC
filed 2006-04-19
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

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

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant at July 1, 2005 was approximately $98,399,651, based on the closing price of such common equity on such date as quoted on NASDAQ.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,841,319
(Class)	(Outstanding at March 31, 2006)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information that will be filed with the Securities and Exchange Commission by April 30, 2006, either as part of Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

TABLE OF CONTENTS

PART I
	ITEM 1.	BUSINESS
• General
• Clients and Services
• Sales and Marketing
• Industry Research and Knowledge Sharing
• Competition
• Limited Protection of Proprietary Information and Procedures
• Employees
• Vendor Relationships
• Other Information
	ITEM 1A.	RISK FACTORS
	ITEM 1B.	UNRESOLVED STAFF COMMENTS
	ITEM 2.	PROPERTIES
	ITEM 3.	LEGAL PROCEEDINGS
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
	ITEM 6.	SELECTED FINANCIAL DATA
	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
• Overview
• Restatement of Previously Reported Audited Annual Consolidated Financial Information
• Overview of the Year Ended December 30, 2005
• Comparison of the Years Ended December 30, 2005 and December 31, 2004
• Comparison of the Years Ended December 31, 2004 and December 26, 2003
• Factors Affecting Quarterly Results
• Liquidity and Capital Resources
• Off-Balance Sheet Arrangements
• Critical Accounting Policies and Estimates
	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
	ITEM 9A.	CONTROLS AND PROCEDURES
	ITEM 9B.	OTHER INFORMATION

PART III
	ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
	ITEM 11.	EXECUTIVE COMPENSATION
	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
	ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
	ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

SIGNATURES

i

PART I

Cautionary Statement

This report contains forward-looking statements which include, but are not limited to, statements regarding (i) the prospective growth and profitability of our business and (ii) our anticipated revenues and other operating results.  These forward-looking statements involve known and unknown risks which may cause our actual results and performance to be materially different from the future results and performance stated or implied by the forward looking statements. Some of the risks investors should consider include the following: (a) the unpredictable nature of our pipeline of potential business and of negotiations with clients on new or renewal engagements, resulting in uncertainty as to whether and when we will enter into these engagements or whether they will be sufficient to replace revenues from any expiring contracts or whether they will be on terms favorable to us; (b) the unpredictable nature of our clients’ businesses and markets, which could result in clients canceling, modifying or delaying current or prospective engagements with us; (c) the importance of our personnel to our operations, including whether we can attract and retain qualified personnel and keep those personnel utilized on client engagements in order to achieve projected growth, revenues, and earnings; (d) our ability to deliver services on an offsite and/or blended shore basis from a global operations base, including Nashville, Tennessee, Asia, and Europe; and (e) other risk factors referenced in this report.

These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

The section entitled “Risks Relating to our Business” set forth in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report discuss the material risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report before deciding to invest in us or to maintain or increase your investment.  This cautionary statement and others made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Restatement of Historical Financial Statements

First Consulting Group, Inc. has restated its historical consolidated financial statements as of and for the years ended December 31, 2004 and December 26, 2003, and its retained earnings as of the beginning of fiscal year 2003.  The determination to restate these consolidated financial statements was made by our Audit Committee upon the recommendation of management as a result of the identification of miscalculations related to the accounting for state income taxes.  We have historically used our consolidated income and apportionment factors to estimate our state deferred tax assets and related contingency reserves that were recorded for uncertain tax positions, and did not update this analysis annually based on the filed tax positions in each state.  As a result, we did not accurately identify and record state tax net operating losses, resulting in excessive state tax contingency reserves accumulating on the balance sheet.  This process resulted in $1.3 million of higher cumulative tax expense over the period from fiscal year 2000 through fiscal year 2004.  In conjunction with the restatement, management and our independent registered public accounting firm have identified a material weakness in internal control related to our tax accounting described above.  As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because we did not maintain effective controls over the determination and reporting of the provision for income taxes.

For more information relating to the effect of our restatement, see the following items in this report:

•      Item 6.  Selected Financial Data

•      Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•      Item 9A. Controls and Procedures

•      Item 15. Exhibits, Financial Statement Schedule

ITEM 1.     BUSINESS

General

We provide outsourcing, consulting, systems implementation and integration, software development, and research services primarily for healthcare and life sciences organizations throughout North America, Europe, and Asia.  Through combinations of onsite, offsite, and offshore outsourced services, we provide low cost, high quality offerings to improve our client’s performance.  Our consulting and integration services increase clients’ operational effectiveness through improved uses of information technology, resulting in reduced costs, improved customer service, enhanced quality of patient care, and more rapid introduction of new pharmaceutical compounds.  We apply industry knowledge and operations improvement skills, combined with advanced information technologies, to make improvements in healthcare delivery, healthcare financing and administration, health maintenance, and new drug development and commercialization.  Through our services, we offer industry-specific expertise to objectively evaluate, select, develop, implement, and manage information systems, networks, and applications. Our employees possess expertise in clinical, financial, and administrative processes, information technologies, and applications.  We provide this expertise to our clients through domain-specific products and by assembling multi-disciplinary teams that provide comprehensive services across the principal services of outsourcing, consulting, systems implementation, and integration.  Our employees are supported by internal research and a centralized information system that provides access to current industry information and project methodologies, experiences, models, and tools.  We believe that our success is attributable to strong relationships with industry leading clients, our industry and technical expertise, our high quality and cost effective delivery model, a professional environment that fosters employee recruitment and retention, and the depth and breadth of our services.  We were organized in 1980 as a California corporation, and in February 1998, we reincorporated as a Delaware corporation.

Clients and Services

Our clients include integrated delivery networks, or IDNs, health plans, acute care centers, academic medical centers, physician organizations, governmental agencies, pharmaceutical companies, biotech companies, independent software vendors (ISVs), and other organizations.  We have worked for many of the pharmaceutical and life sciences companies listed in Fortune’s Global 500, nearly all of the largest U.S. managed care firms and IDNs, and the two largest U.S government healthcare IDNs.

Our principal services consist of outsourcing, consulting, systems implementation and integration, and software development. We believe that our clients’ overall operations effectiveness is dependent upon a solid business strategy and the implementation of improved business processes supported by information management.  We also believe that these elements are interdependent and therefore must be integrated in order to be successful.  We offer our clients an integrated approach through multi-disciplinary teams with expertise across these services areas.  In certain of our businesses, we also offer proprietary software products that are designed to optimize other client systems or processes.  In our consulting and systems integration practice, we are typically engaged on a project basis and assemble client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments.  We may assemble several client teams to serve the needs of a single client.  We provide services at the client site to senior-level management and other personnel within the client organization. In our outsourcing practice, we typically are engaged on a multi-year basis.  Our services include full information technology outsourcing, process and application outsourcing, business process outsourcing, and discrete functional outsourcing such as “help desk” services.

We are organized to provide our services in the following areas – Health Delivery Services, Health Delivery Outsourcing, Life Sciences, Health Plans, Government and Technology Services, and Software Products.  Additionally, we have several shared service centers that provide services to our multiple business segments.  These shared service centers include FCG India, Integration Services, and Infrastructure Services.  The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost.  Please refer to Note Q of our consolidated financial statements and related notes included with this annual report for a description, by business unit and by geographic segment, of certain financial information for the last three fiscal years.  Additionally, we changed our internal organization at the beginning of 2005 which caused our reportable segments to change.  We have restated the corresponding items of our segment information for the applicable earlier periods in our consolidated financial statements included within this annual report.

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

Our expertise includes business and clinical process improvement, care/disease management, clinical transformation, patient safety and computerized physician order entry (CPOE), and clinical system implementation and integration services.  We also help our clients with strategic systems planning and optimization of their information technology (IT) investments, including IT services-management, systems selections, disaster recovery, digital imaging, and data management strategies interwoven with process improvement techniques.  Our key vendor competencies include, among others, Cerner, EPIC, Eclipsys, IDX, Medical Information Technology, Inc. (MEDITECH), SeeBeyond, and Siemens.  Additionally, we assist clients through a full range of Health Insurance Portability and Accountability Act (HIPAA) compliance services.

From front-end IT strategy and assessments to integration and implementation, to back-end operations, we provide the depth and breadth of expertise to address clients’ specific clinical, financial, operational, and technical needs, bringing teams of experienced professionals who have solved similar problems many times before.

Health Delivery Outsourcing Services

We provide IT outsourcing services that include hiring the IT staff of clients and operating part or all of the IT operations either at the client site, offsite in a consolidated service center, or offshore in a development/service center.  Through these services, we provide long-term IT management expertise, tailoring our efforts specifically to the client’s culture, strategy, and business needs. We offer a wide range of outsourcing services, including assessment/due diligence, program management, discrete outsourcing, application hosting, business process outsourcing, and full IT outsourcing. Our assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of their IT functions. This assessment enables senior management of the client to determine the appropriateness of outsourcing part or all of their IT functions, relative to their financial condition, strategic objectives, internal IT capabilities, and overall direction.

Our typical outsourcing engagement is a long-term, multi-year engagement with the client where we hire some or substantially all of the client’s IT staff and we transform the client’s IT process in an effort to provide improved service and complete management of the IT function at a lower cost.  We continue to provide certain of the outsourcing services from the client’s site while other services are moved offsite.  In the infrastructure area, the client either retains ownership of the related assets (e.g., data center, and all hardware and software) or we provide these services offsite through our Nashville, Tennessee operations center, or a third party infrastructure firm provides them on a subcontracted basis.  The aggregate amount of our revenue that was attributed to a single third party infrastructure provider in 2005 and 2004 was approximately $17.9 million and $22.3 million, respectively.  We typically create service level agreements for a fixed fee for the level of service specified, and an adjustment in the fee for different levels or volumes of service.  We also offer program management and discrete outsourcing services to clients on an “as needed” basis.

At December 30, 2005, we had 14 active outsourcing relationships representing 53 hospitals and other health care facilities.  The substantial majority of our outsourcing revenues in 2005 were received from five large outsourcing accounts (University of Pennsylvania Health System, Continuum Health Partners, University Hospitals Health System in Cleveland, UMass Memorial Health Care, and The New York and Presbyterian Hospital).  Our backlog related to our outsourcing contracts was approximately $265 million at December 30, 2005 (of which approximately $73 million is expected to be earned in fiscal year 2006), compared to approximately $269 million at December 30, 2004.

In June 2005, we received a termination for convenience notice from The New York and Presbyterian Hospital, our largest client, and our outsourcing engagement with them was terminated effective December 31, 2005.  We received approximately $29.6 million from this engagement in 2005, or 10.6% of our net revenues.  Our agreement with the University of Pennsylvania Health System (UPHS) was originally a five-year engagement that was due to expire in March 2006.  UPHS has opted to extend the engagement for an additional year and we have agreed to negotiate in good faith with UPHS on pricing and service levels applicable to the renewal.  Until then, current pricing and service levels will apply.  We are currently uncertain as to whether this engagement will be extended beyond the additional one year, and UPHS may terminate the engagement at any time without penalty upon 180 days notice.  We received approximately $23.9 million from this engagement in 2005, or 8.6% of our net revenues. Our agreement with University Hospitals Health Systems was originally a five year engagement through June 2007 and was extended through June 2010 during 2005.  We received approximately $26.0 million from this engagement in 2005, or 9.4% of our net revenues.  We entered into a mutual termination agreement with UMass Memorial Health Care on September 30, 2005 and all services under that agreement were completed as of December 30, 2005.  We received approximately $14.4 million from this engagement in 2005, or 5.2% of our net revenues.  In August 2005, we began a new outsourcing contract with Continuum Health Partners.  We received approximately $10.6 million from this engagement in 2005, or 3.8% of our net revenues, while performing services for the final five months of the fiscal year.  Our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee, or upon our material failure to provide the agreed upon services in our contracts.  If any of our significant outsourcing clients were to terminate their agreements with us, our business and financial condition would be materially adversely affected.

In February 2005, we discontinued providing telephone based marketing and information services (i.e., nurse help line/triage and physician referral) that we had acquired as part of the acquisition of Coactive Systems Corporation in May 2003.  The discontinuation of this service line does not impact our extensive IT help desk services that we provide to our full and discrete outsourcing clients.

Health Plans

To remain competitive, we believe health plans must continuously reduce medical and administrative costs, improve customer service, enhance benefit plan features, and build market share.  We provide our clients with expertise in a wide range of health plan operations, program management, and health plan information systems.

We seek to improve health plan performance with integrated solutions that link our clients’ strategy, processes, technology, and people to healthcare providers, consumers, and purchasers. Our services focus on achieving business results, including market differentiation and cost savings through a variety of outsourcing, consulting, and technology services.  We assist our clients with strategic and tactical planning, business process design, business process outsourcing, operations improvement, core administrative systems selection, replacement and consolidation, enterprise portal development, enterprise information management, enterprise architecture planning, technology infrastructure, and information technology outsourcing.

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

We have in-depth knowledge of several core administrative information technology systems including AMISYS, Facets, and QMACS.  Our knowledge of these systems, as well as related ancillary systems, improves time to benefit for system implementations and operations improvement engagements.  We use our in-depth knowledge of the core system applications both to provide information technology outsourcing and hosting for these core administrative applications.  We have developed a unique high quality, low cost blended shore delivery approach to all of our services, built upon our deep health plan domain onshore expertise and our low cost, experienced offshore development and application management resources in India.

In April 2005, we engaged in our first IT outsourcing contract for a health plan–Rocky Mountain Health Plans in Grand Junction, Colorado. We provide IT outsourcing services that include hiring the IT staff and operating most of the IT operations at the client site, offsite in a consolidated service center in Nashville, and offshore in our development/service center in Bangalore, India under a five year contract.  Through these services, we provide long-term IT management expertise, tailoring our efforts specifically to the client’s culture, strategy, and business needs.  We have now obtained our second health plan client managing and hosting their network infrastructure.

Government and Technology Services (GTS)

Our government and technology services group delivers information technology services to the health delivery, health plan, life sciences, and non-healthcare markets.  Our expertise and experience in application integration, application development, and application management services allow our clients to quickly realize a return on their investment.  We complement our Capability Maturity Model Integrated (CMMI) level 5 rated development methodologies with deep domain knowledge to provide a low cost, high value collection of services that address specific business automation needs.  We provide our services on a fixed fee, per-hour, or fixed-fee per month basis utilizing a blended shore (combination of domestic and offshore staff) pricing model that often rivals comparable full time equivalent costs.

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

•                  Enterprise Information Data Management and Integration – data architecture, EDI, interface engines

•                  Packaged Application System Technology Support for various vendor applications, such as:  Facets, Epic, Lawson, Eclipsys, Cerner, IDX, Amisys

•                  Technology Operations Management

We have expertise in working with a wide range of technologies and technology vendors across these areas, such as:

•                  Cisco Systems

•                  Net

•                  J2EE

•                  Quovadx

•                  Oracle

•                  SeeBeyond

Our acquisition of Paragon Solutions, Inc. (now FCG Software Services) in 2003 provided us a means to implement our global sourcing strategy to provide software development and other information technology services to our clients.  FCG Software Services also provides us with a non-healthcare client-base that includes independent software vendors (ISVs), for which we provide core product development services through long-term outsourcing engagements.  FCG Software Services has software development centers in Atlanta, Georgia; Bangalore, India; and Ho Chi Minh City, Vietnam. This offshore/onshore business model provides us with the capability to provide lower cost and high quality software development to our healthcare, life sciences, and non-healthcare markets. The most common measure of software development process is the CMMI metric of the Software Engineering Institute (SEI). There are five CMMI levels, and FCG Software Services is currently certified at the highest level, CMMI 5, in both its India and Vietnam development centers.  This significant achievement represents our commitment to providing high quality, low cost technology services to our clients. This certification, combined with deep industry expertise and a blended shore delivery model, further minimizes risk and maximizes the value we bring to our clients. Clients benefit from improved internal business processes that increase quality and productivity while decreasing cycle times.

We have provided services to the Department of Defense, the Department of Veterans Affairs, and the Department of Health and Human Services through a series of strategic business and clinical planning efforts, reengineering of clinical and business practices, change management services, and information management/IT assessments, selections and implementations.  We have several government-wide contracting vehicles including a General Services Administration Information Technology Professional Services contract and a Management, Organizational and Business Improvement Services contract.  We are also a partner on several contract vehicles including D/SIDDOMS III (DoD Systems Integration, Design, Development, Operations, and Maintenance Services) Millennia Lite, CIOSP II, Image World, Medicare Managed Care Program Integrity Contractor, and a Blanket Purchase Agreement with the Department of Defense and the Veterans Affairs Central Office in Washington, D.C.  From clinical to administrative to financial services, our services to government healthcare parallel those to the private sector.  We guide public sector health agencies through business and clinical transformation, customer relationship management, revenue cycle, compliance assessment (independent verification and validation) and planning, information management/information technology strategy, planning and assessments, medical management, and resource management.  We are also providing IT solutions to public sector agencies, including architecture assessment and planning, application development, data warehousing, and eHealth technologies including physician-patient messaging and wireless technologies.

Life Sciences

Our Life Sciences practice serves leading pharmaceutical, biotechnology, medical device, and related organizations throughout North America, Europe, and Japan.  We have served more than half of the top 50 global pharmaceutical companies.  Through a broad range of consulting, technology, integration, application development, validation and quality assurance, staff augmentation, and outsourcing services, and through software products, we design, develop, and maintain the processes and information systems used by life sciences enterprises in all aspects of the drug development and commercialization lifecycle.  We seek to help our life sciences clients comply with regulations, reduce costs, improve business processes, increase customer satisfaction, and bring products to market faster.

We have built deep domain expertise in core functions across the pharmaceutical enterprise: clinical, research and development, manufacturing and commercial operations.   Our cross-functional, enterprise solutions have also enabled us to bring added value at the corporate level by helping our clients create a more integrated approach and common processes across their organizations.

Our services are designed around the increasing enterprise need for content management, knowledge management, and cross-functional collaboration.  A significant part of our Life Sciences business now includes the licensing and support of FirstDoc®, a leading enterprise content management (ECM) solution for life sciences organizations, which provides a unifying technology platform to help our clients manage compliance-related content.  Built on Documentum’s (a division of EMC Corporation) ECM technology platform, FirstDoc has been selected by several leading pharmaceutical companies, many of which are implementing the solution as the ECM standard across their enterprise.

In addition to FirstDoc, we leverage our established reputation in the knowledge-support market and we now offer the marketplace a more expanded portfolio of solutions and services for all data and content business needs.  We endeavor to help companies manage their critical knowledge base from molecule to market.  We also believe that owning the “knowledge chain” makes us an important player and partner for our clients.

Software Products

For 2005, Software Products consisted of three areas – FirstGateways, CyberView, and Full Contact. FirstGateways represents our investment in the development of Physician Portals and Regional Health Information Organizations (RHIOs).  In early 2006, FirstGateways was awarded a contract for 2006 to work with Northrop Grumman in one of four consortia chosen by the U.S. Department of Health and Human Services to develop a prototype for a nationwide health information network (NHIN) architecture. These consortia are expected to set the standard for healthcare information exchange in the United States. This architecture is designed to enable nationwide exchange of electronic health-care information among disparate systems, an important step in realizing the current administration’s vision for an interoperable electronic health record for every American. FCG, Northrop Grumman, and their partners will develop the prototype architecture under the current contract.

The FirstGateways™ Product Family consists of two modules, both of which are generally deployed for each installation:

•                  FirstGateways HealthView™ – A web-based viewer that enables users to access patient-centric clinical data as well as other important data sources on the internet as well as a site’s intranet.

•                  FirstGateways VLink™ – An integration engine that enables the collection, integration, aggregation and distribution of clinical data.

Cyberview is a seasoned business with 44 clients using this software.  In 2006, a heavier focus on teaming with Meditech, the software vendor the Cyberview product is designed to work closely with, and tighter integration of Cyberview into the FirstGateways portal, are planned.

The Full Contact product is a Call Center Software application designed for use in an inbound nurse triage center.  In June of 2006, this product will be sunset by FCG and all revenue and cost will cease in July 2006.  Revenue from Full Contact during 2005 was approximately $530,000.

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

In addition to generating assignments from existing clients, we attract new clients through our targeted marketing activities. Our marketing activities include email and direct marketing, public presentations, press and analyst relations, publishing of books, articles and white papers, and trade show participation. We also maintain research reports and white papers on our website, along with other company and industry information. Our marketing staff works on product and services positioning and strategy which is built into our sales support tools, including presentations, brochures, published articles, sales kits, descriptions of our services, and case studies.

Industry Research and Knowledge Sharing

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

Competition

The market for healthcare outsourcing, consulting, implementation and integration, and research services is intensely competitive, rapidly evolving, and highly fragmented. We have competitors that provide some or all of the same services that we provide. We compete for consulting services with large international multi-industry firms such as Accenture, IBM Global Services, Computer Sciences Corporation, and Deloitte Consulting, and regional and specialty consulting firms.  In implementation and integration services, we compete with information system vendors such as Cerner, Epic Systems, Eclipsys, and Meditech; service groups of computer equipment companies and specialty consulting firms; and systems integration companies such as Accenture, Infosys, Cognizant, and IBM Global Services. In outsourcing we compete with large international companies such as Perot Systems Corporation, Affiliated Computer Services (“ACS”), and Computer Sciences.  We also compete with offshore service companies that provide software development, IT consulting, and other integration and maintenance services, such as Wipro Technologies, Infosys, Cognizant Technology Solutions Corporation, and Tata Technologies Limited.  In recent years, our clients’ internal information management departments have become a competitor by internally performing more IT related services.

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

We believe that we compete primarily on the basis of our healthcare and life sciences domain expertise and experience, our reputation, quality of our services, and our effective use of an onsite, offsite, and offshore business model to perform services for our clients that are becoming increasingly price-sensitive.  Large IT companies have, in the past, offered consulting services at a substantial discount as an incentive to utilize their implementation services.  Likewise, software and hardware vendors may provide discounted implementation services for their products.  In the future, these competitors may discount such services more frequently or offer such services at no charge.  There can be no assurance that we will be able to compete for price-sensitive clients on the basis of our current pricing or cost structure, or that we will be able to continue to lower our prices or costs in order to compete effectively.  Many of our competitors are also creating offshore delivery services that may significantly reduce their rates charged to clients.  Furthermore, many of our competitors have long-standing business relationships with key personnel at healthcare organizations, which could prevent or delay us from expanding our client base. We believe that we have been able to compete successfully on the basis of the quality and range of our services, and the accumulated expertise of our consultants. However, there is no assurance that we will be able to successfully compete with our current and future competitors.  Further, competitive pressures may cause our revenues or operating margins to decline or otherwise materially adversely affect our business, financial condition, and results of operations.

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

Employees

As of December 30, 2005, we had 2,681 employees, 47 of whom were vice presidents with responsibility for service delivery, new business development, client relationships, staff development, and company leadership.  We believe that our relationship with our employees is good.  We use a variety of techniques to identify and recruit qualified candidates to support our growth including full-time recruiters, an internal employee referral program, advertisements, and professional search firms.

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

Other Information

We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, proxy statements, and registration statements.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding registrants, including us, that file electronically. We also maintain a website located at http://www.fcg.com, and electronic copies of our periodic and current reports, and any amendments to those reports, are available, free of charge, under the “Investors” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

ITEM 1A.                                            RISK FACTORS

Risks Relating to Our Business

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report.  The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.  If any of these risks are realized, our business, financial condition, or results of operations could be seriously harmed.  In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Many factors may cause our net revenues, operating results, and cash flows to fluctuate and possibly decline.

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

•                  Our ability to leverage and continue to manage through cost reductions made in the fourth quarter of 2005, including reductions in the number of our vice presidents and reductions in our sales force as part of a change in our selling approach in Health Delivery;

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

•                  Changes in our, and our competitors’, business strategy, pricing, and billing policies;

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

Finally, we reported a net loss for the year ended December 30, 2005.  As a result, we cannot assure you that we will achieve or maintain positive earnings in the future.  If we are unable to achieve profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

Net revenues from our outsourcing relationships, for the year ended December 30, 2005, represented approximately 46.6% of our consolidated net revenues.  The substantial majority of these revenues are received from five large outsourcing accounts that signed long-term agreements with us.  In June 2005, we received a termination for convenience notice from The New York and Presbyterian Hospital, our largest client, and our outsourcing engagement with them terminated effective December 31, 2005.  In addition, we entered into a mutual termination agreement with UMass Memorial Health Care on September 30, 2005 and all services under that agreement were completed as of December 30, 2005. We have recently received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire in March 2007.  During the current extension period, we intend to negotiate in good faith with UPHS on pricing and service levels applicable to the one year extension, and until then, current pricing and service levels apply. We currently have no assurances that the contract will be extended past the one year renewal period, and

UPHS still has the right to terminate the contract for convenience on 180 days notice. The loss of any of our remaining three large outsourcing relationships, including a failure to gain renewal of any of these contracts or a longer term renewal at UPHS, could have an adverse impact on our business and results of operations.  Further, if we are unable to successfully close and implement the new outsourcing relationships that we are pursuing (including the renewal of our existing outsourcing clients, both large and small), our business and results of operations will be adversely impacted.

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

In addition, many of our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management, and complete the initial transformation of our client’s information technology functioning to provide improved service at a lower cost and meet agreed-upon service levels.  Often, we recover this investment through payments over the life of the outsourcing agreement.  If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments.  In addition, our pricing for many of these agreements generally assume that we can reduce and manage costs so as to achieve desired margins and recoup our investments.  Any failure by us to effectively reduce and manage costs and/or recover these investments could reduce our outsourcing revenues, which would have a material adverse effect on our financial condition, results of operations, and price of our common stock.

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

We have experienced a material weakness in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and our management may not be able to provide its report on the effectiveness of our internal controls as required by the Sarbanes-Oxley Act of 2002.

Management and our independent registered public accounting firm have identified a material weakness regarding our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2005, the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Our material weakness relates to our internal control over our financial reporting. The material weakness is described in detail in “Item 9A. Controls and Procedures.”  As a result, we are not able to conclude that our internal controls over financial accounting and reporting were effective as of December 30, 2005, which resulted in the inability of our external auditors to deliver an unqualified report on our internal controls. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We have taken and continue to take steps to correct the material weakness. The efficacy of the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements is subject to continued management review supported by confirmation and testing by our internal auditors, as well as audit committee oversight. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date.

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

We have invested in product development, including FirstDoc® and FirstGatewaysTM.  These investments are in addition to continuing our investments in other emerging service lines and products and to date, the investments have not generated significant returns.  As a result, our financial results may continue to be adversely impacted by product investment.  If such product development activities or investment in our emerging service lines do not result in relevant offerings and sales, we will not achieve desired levels of return on these investments.  As a result, our business and results of operations could be adversely affected.

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

Our services often involve assessing and/or implementing complex information systems and software, which are critical to our clients’ operations.  Our failure to meet client expectations in the performance of our services, including the quality, cost, and timeliness of our services, may damage our reputation in the healthcare and pharmaceutical industries and adversely affect our ability to attract and retain clients.  If a client is not satisfied with our services, we will generally spend additional human and other resources at our own expense to ensure client satisfaction.  Such expenditures will typically result in a lower margin on such engagements and could materially adversely affect our business, financial condition, and results of operations.

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

•                  Adverse changes in regulatory requirements; and

•                  Economic or political instability.

We perform services in Europe for our international pharmaceutical clients.  We cannot assure you that we will be able to be profitable in our European operations, which may materially adversely affect our financial condition, results of operations, and price for our common stock.

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

The market for healthcare and pharmaceutical information technology consulting is very competitive.  We have competitors that provide some or all of the services we provide.  For example, in strategic consulting services, we compete with international, regional, and specialty consulting firms such as Bearing Point (formerly KPMG Consulting), Deloitte Consulting, IBM Global Services, Wipro Technologies, and Accenture.

In integration and co-management services, we compete with:

•                  Information system vendors such as Epic Systems, Eclipsys, Meditech, Cerner Corporation, and General Electric Healthcare;

•                  Service groups of computer equipment companies;

•                  Systems integration companies such as Affiliated Computer Services (“ACS”), Electronic Data Systems Corporation, Perot Systems Corporation, Infosys, Cognizant Technology Solutions Corporation, and Computer Sciences Corporation;

•                  Clients’ internal information management departments;

•                  Other consulting firms such as Accenture, and Computer Sciences Corporation’s consulting division; and

•                  Other healthcare and pharmaceutical consulting and outsourcing firms.

In e-health and e-commerce related services, we compete with the traditional competitors outlined above, as well as newer internet product and service companies.  We also compete with companies that provide software development, information technology consulting and outsourcing, and other integration and maintenance services, such as Wipro Technologies, Infosys, Cognizant Technology Solutions Corporation, and Tata Technologies Limited.

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

Many of our competitors have significantly greater financial, human, and marketing resources than us.  As a result, such competitors may be able to respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than we do.  In addition, as healthcare organizations become larger and more complex, our larger competitors may be better able to serve the needs of such organizations.  If we do not compete effectively with current and future competitors, we may be unable to secure new and renewed client engagements, or we may be required to reduce our rates in order to compete effectively.  This could result in a reduction in our revenues, resulting in lower earnings or operating losses, and otherwise materially adversely affect our business, financial condition, and results of operations.

We may be unable to attract and retain a sufficient number of qualified employees.

Our business is labor-intensive and requires highly skilled employees.  Many of our associates possess extensive expertise in the healthcare, insurance, pharmaceutical, information technology, and consulting fields.  To serve a growing client base, we must continue to recruit and retain qualified personnel with expertise in each of these areas.  We must also seek certain employees who are willing to work on a variable or per diem basis.  Competition for such personnel is intense and we compete for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms, and other businesses.  Many of these entities have substantially greater financial and other resources than we do, or can offer more attractive compensation packages to candidates, including salary, bonuses, stock, and stock options.  If we are unable to recruit and retain a sufficient number of qualified personnel to serve existing and new clients, our ability to expand our client base or services and to offer our services at competitive rates could be impaired and our business would suffer.

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

On November 3, 2005, Luther J. Nussbaum resigned from his position of Chairman of the Board, Chief Executive Officer, and member of our Board of Directors.  Steven Heck, our President,

has been named as interim Chief Executive Officer, effective on the same date.  In addition, Douglas G. Bergeron, a current independent member of the Board of Directors, has been named Chairman of the Board.  The Board of Directors has initiated a search for a new chief executive officer.  If we are unable to recruit and retain a new chief executive officer, or if our current management team is unable to effectively manage and maintain our business through the transition in management, our business could be adversely impacted.

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

Our business has historically grown, and though our overall revenues have remained flat for the past several years, we have experienced growth in certain areas of our business.  In response to shifts in market demand and in an effort to better align our business with our markets, we restructured our organization and hired persons with appropriate skills, including salespersons, and reduced our workforce in practice areas experiencing less demand.  We have also hired employees willing to work on a variable or per diem basis in order to better manage project costs and general and administrative expenses associated with underutilized resources.  These market conditions and restructuring efforts have placed new and increased demands on our management personnel.  They have also placed significant and increasing demands on our financial, technical and operational resources, and on our information systems.  If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, or growth or restructuring, our operating results will suffer.  To manage any future growth, we must extend our financial reporting and information management systems to our multiple and international office locations and traveling employees, and develop and implement new procedures and controls to accommodate new operations, services, and clients.  Increasing operational and administrative demands may make it difficult for our senior managers to engage in business development activities and their other day-to-day responsibilities.  Further, the addition of new employees and offices to offset any increasing demands may impair our ability to maintain our service delivery standards and corporate culture.  In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy.  Such changes may result in operational inefficiencies and delays in delivering our services.  Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

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

A portion of our revenues has also come from companies in the pharmaceutical industry.  Our revenues are, in part, linked to the pharmaceutical industry’s research and development and technology expenditures.  Should any of the following events occur in the pharmaceutical industry, our business could be negatively affected in a material way:

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

Our growing number of relationships with software and hardware vendors could result in clients perceiving that we are not independent from those software and hardware vendors.  Our ability to secure assessment and other consulting engagements is often dependent, in part, on our being independent of software and hardware solutions that we may review, analyze, or recommend to clients.  If clients believe that we are not independent of those software and hardware vendors, clients may not engage us for certain consulting engagements relating to those vendors, which could reduce our revenues and materially adversely affect our business.

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

The healthcare and pharmaceutical industries are subject to regulatory and technological changes that may affect the procurement practices and operations of healthcare and pharmaceutical organizations.  During the past several years, the healthcare and pharmaceutical industries have been subject to an increase in governmental regulation and reform proposals.  These reforms could increase governmental involvement in the healthcare and pharmaceutical industries, lower reimbursement rates, or otherwise change the operating environment of our clients.  Also, certain reforms that create potential work for us could be delayed or cancelled.  Healthcare and pharmaceutical organizations may react to these situations by curtailing or deferring investments, including those for our services.  In addition, if we are unable to maintain our skill and expertise in light of regulatory or technological changes, our services may not be marketable to our clients and we could lose existing clients or future engagements.  Finally, government regulations, particularly HIPAA, may require our clients to impose additional contractual responsibilities on us, which may make it more costly to perform certain of our engagements and subject us to increased risk in the performance of these engagements, including immediate termination of an engagement.

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

ITEM 1B.                                         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                  PROPERTIES

Our headquarters is located in Long Beach, California in approximately 18,000 square feet of leased office space.  The facility accommodates executive, information technology, administration, and support personnel.  We lease approximately 14,000 square feet in Wayne, Pennsylvania, which houses some of our Life Sciences employees in addition to a portion of our practice support staff.  We also lease a dedicated data center to support our outsourcing business activities in approximately 21,000 square feet in Nashville, Tennessee.  We have an additional 16 leases for offices in the United States, Europe, and Asia, 5 of which are currently subleased to others.  Overall, our properties are suitable and adequate for our needs.

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

During the fourth quarter of 2005, no matters were submitted to a vote of the stockholders.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Since February 13, 1998, our common stock has been quoted on the Nasdaq National Market under the symbol “FCGI.” The table below sets forth, for the quarters indicated, the reported high and low sale prices of our common stock reported on the Nasdaq National Market.

	FCG Common Stock
	High	Low
2004
First Quarter	$7.28	$5.47
Second Quarter	6.68	4.93
Third Quarter	6.06	4.71
Fourth Quarter	6.40	4.40

2005
First Quarter	$6.20	$5.20
Second Quarter	6.18	4.87
Third Quarter	5.80	4.82
Fourth Quarter	6.11	5.67

As of March 31, 2006, there were 302 record holders of our common stock. We have never paid cash dividends on our common stock and presently intend to continue to retain our earnings for use in our business.

Repurchase of Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program

Month #1 (September 25, 2005 – October 31, 2005)	0	$0.00	n/a	n/a
Month #2 (November 1, 2005 – November 30, 2005)	26,394	$6.06	n/a	n/a
Month #3 (December 1, 2005 – December 30, 2005)	10,463	$5.88	n/a	n/a
Total	36,857	$6.03	n/a	n/a

Between November 1, 2005 and December 30, 2005, we repurchased a total of 36,857 shares of common stock from five of our non-Section 16 officer vice presidents in private transactions, for a total purchase price of $221,400.65.  All shares were purchased at the closing price of our common stock on Nasdaq National Market on the date of purchase.  Of the total purchase price, $217,273.99 of such amount was applied to outstanding loans that such vice presidents have with us.  The remaining amount of the purchase price paid to the applicable vice presidents was intended to cover the individuals’ estimated capital gains tax on the sale.  The loans were made in connection with restricted stock purchase agreements between FCG and these vice presidents that were entered into prior to December 2000, when we eliminated a requirement that our vice presidents purchase and hold common stock of FCG.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 30, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information regarding shares of our common stock subject to outstanding options granted under equity compensation plans or option agreements that were assumed by us in connection with our acquisition of FCG Software Services, Inc. (formerly known as Paragon Solutions, Inc.) (“Paragon”) and Integrated Systems Consulting Group, Inc. (“ISCG”). However, Footnote (4) and Footnote (5) to the table set forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 30, 2005, and the weighted average exercise price of those options. No additional options may be granted under the equity compensation plans assumed in connection with our acquisition of Paragon or ISCG.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders (1)	4,008,277	$7.33	971,471
Equity compensation plans not approved by security holders (2)	554,862	$7.58	910,309
Associate Stock Purchase Plan approved by security holders (3)	N/A	N/A	697,720
Total (4)(5)	4,563,139	$7.36	2,579,500

(1)           Includes the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan.

(2)           Includes the 1999 Non-Officer Equity Incentive Plan and the Doghouse Enterprises, Inc. 2000 Equity Incentive Plan.

(3)           Effective January 2006, the Compensation Committee of the Board of Directors has determined not to offer shares for sale under this plan any longer.

(4)           The table does not include information with respect to equity compensation plans or option agreements that were assumed by us in connection with our acquisition of Paragon.  Upon the completion of such acquisition, we assumed the Paragon Solutions, Inc. Incentive Stock Plan and the Paragon Solutions, Inc. Non-Employee Directors’ Stock Option Plan.  As of December 30, 2005 a total of 24,325 shares of our common stock were issuable upon exercise of outstanding options under those assumed plans, and the weighted average exercise price of the outstanding options under those plans was $1.31 per share. No additional options may be granted under either of these assumed plans.

(5)           The table does not include information with respect to the equity compensation plan that we assumed in connection with our acquisition of ISCG.  Upon the completion of such acquisition, we assumed the Integrated Systems Consulting Group, Inc. Amended and Restated Stock Option Plan.  As of December 30, 2005 a total of 80,048 shares of our common stock were issuable upon exercise of outstanding options such assumed plan, and the weighted average exercise price of the outstanding options under such plan was $13.08 per share. No additional options may be granted under the Integrated Systems Consulting Group, Inc. Amended and Restated Stock Option Plan.

The material features of our non-stockholder approved equity incentive plans are outlined below.  All of our equity compensation plans, whether approved by our security holders or not, have been previously filed in our filings with the Securities and Exchange Commission.

Non-Stockholder Approved Equity Compensation Plans

1999 Non-Officer Equity Incentive Plan (the “1999 Plan”).  We adopted our 1999 Plan in August 1999, authorizing issuance of up to 1,000,000 shares of our common stock pursuant to stock awards granted under the plan.  As of December 30, 2005, options to purchase 492,159 shares of common stock at a weighted average exercise price of $7.28 per share were outstanding, and 394,077 shares remained available for future grant.  Shares of stock reserved for stock awards granted under the 1999 Plan that expire or otherwise terminate without being exercised become available for reissuance under the 1999 Plan.

The 1999 Plan provides for granting of nonstatutory stock options, stock bonuses, rights to purchase restricted stock and stock appreciation rights to employees and consultants who are not our officers or members of the Board of Directors or our affiliates. Currently, we intend to grant only stock options under the 1999 Plan.  Options that have been granted under the 1999 Plan (i) have an exercise price of 100% of the fair market value of the stock on the date of grant, (ii) vest over a period of five years, with 20% vesting one year following the date of grant and 1/60th of the original amount vesting each month thereafter (or, after June 2000, a period of four years, with 25% vesting one year following the date of grant and 1/48th of the original amount vesting each month thereafter), and (iii) expire on the earlier of ten years from the date of grant or 3 months after termination of an optionee’s services as an employee or consultant (12 months in the event of disability and 18 months in the event of death of the optionee).

The 1999 Plan provides that, in the event of a change of control of FCG (as defined in the 1999 Plan), the surviving or acquiring corporation may assume options outstanding under the 1999 Plan or substitute similar options.  If the surviving or acquiring corporation assumes the options or substitutes similar options, and the option holder either voluntarily terminates his or her services as an employee or consultant with good reason or is involuntarily terminated without cause (as each is defined in the 1999 Plan) within one month before, or 13 months after, the change in control, then the vesting of those assumed or substituted stock options will accelerate. If the surviving or acquiring corporation refuses to assume such options or to substitute similar stock options, then the vesting of the options will accelerate upon the change in control.

In addition, if the change in control is due to a 50% change in the incumbent Board of Directors (which incumbent directors include any subsequent director approved by at least 50% of the incumbent Board), then the vesting of stock options held by persons then performing services as employees or consultants will be accelerated at the time of the change in control.

Doghouse Enterprises, Inc. 2000 Equity Incentive Plan (the “DH Plan”).  In May 2000, the Board of Doghouse Enterprises, Inc. (“Doghouse”), formerly a 94% owned subsidiary of ours, adopted the DH Plan and authorized the issuance of up to 7,500,000 shares.  Stock awards issued under the DH Plan vest over four years from the date of grant.  Under the DH Plan, employees were granted 4,707,018 options to purchase common stock at an exercise price equal to the appraised value ($0.78 per share) of Doghouse common stock on the date of grant in the year ended December 31, 2000.  On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to us.  In connection with this transaction, we assumed the DH Plan and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of our common stock for each 1,000 shares available for issuance under the DH Plan.  The exchange rate was based on a three-day trading average of our common stock following our public announcement of our first fiscal quarter financial results and a per share value for Doghouse as negotiated between us and the former minority stockholder of Doghouse.  The total number of shares of our common stock available for issuance under the DH Plan is 585,000, of which 62,703 were subject to outstanding options as of December 30, 2005.  The weighted average exercise price for the outstanding options is $9.98 per share, and 516,232 shares remained available for future grant.   Shares of stock reserved for stock awards granted under the DH Plan that expire or otherwise terminate without being exercised become available for reissuance under the plan.

The DH Plan provides for granting incentive stock options, nonstatutory stock options, stock bonuses and rights to purchase restricted stock to employees, directors and our consultants or affiliates.  We have granted only stock options under the DH Plan.  Options that have been granted under the DH Plan (i) have an exercise price of 100% of the fair market value of the stock on the date of grant, (ii) vest over a period of four years, with 25% vesting one year following the date of grant and 1/48th of the original amount vesting each month thereafter, and (iii) expire on the earlier of ten years from the date of grant or 3 months after termination of an optionee’s services as an employee or consultant (12 months in the event of disability and 18 months in the event of death of the optionee).

The DH Plan provides that, in the event of a change of control of FCG (as defined in the DH Plan), the surviving or acquiring corporation may assume options outstanding under the DH Plan or substitute similar options.  If the surviving or acquiring corporation assumes the options or substitutes similar options, and the option holder either voluntarily terminates his or her services as an employee or consultant with good reason or is involuntarily terminated without cause (as each is defined in the DH Plan) within one month before, or 13 months after, the change in control, then the vesting of those assumed or substituted stock options will accelerate.  If the surviving or acquiring corporation refuses to assume such options or to substitute similar stock options, then the vesting of the options will accelerate upon the change in control.

In addition, if the change in control is due to a 50% change in the incumbent Board of Directors (which incumbent directors include any subsequent director approved by at least 50% of the incumbent Board), then the vesting of stock options held by persons then performing services as employees or consultants will be accelerated at the time of the change in control.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial information as of December 30, 2005 and December 31, 2004 and for each of the years ended December 30, 2005, December 31, 2004, and December 26, 2003, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 26, 2003, December 27, 2002 and December 28, 2001 and for the years ended December 27, 2002 and December 28, 2001, have been derived from our audited consolidated financial statements, which are not included in this report, and which have been restated to reflect adjustments that are further discussed in Note A of Notes to Consolidated Financial Statements included in Item 15 of this report.

(in thousands, except per share data)	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003	December 27, 2002	December 28, 2001
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues before reimbursements	$278,438	$269,908	$270,123	$268,013	$266,890
Reimbursements	14,714	17,381	15,624	14,720	17,221
Total revenues	293,152	287,289	285,747	282,733	284,111

Operating expenses	300,841	278,864	299,376	279,660	295,476
Income (loss) from operations	(7,689)	8,425	(13,629)	3,073	(11,365)
Other income (expense):
Interest income, net	991	784	961	889	1,388
Other income (expense), net	(64)	(2,486)	(410)	(586)	(665)
Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	(6,762)	6,723	(13,078)	3,376	(10,642)
Income tax expense (benefit)	11,310	532	269	1,418	(3,754)
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	(18,072)	6,191	(13,347)	1,958	(6,888)
Loss on discontinued operations, net of tax benefit	(537)	(2,073)	(422)	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(2,597)	—	—
Net income (loss)	$(18,609)	$4,118	$(16,366)	$1,958	$(6,888)

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.74)	$0.25	$(0.53)	$0.08	$(0.29)
Loss on discontinued operations, net of tax benefit	(0.02)	(0.08)	(0.02)	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)	—	—
Net income (loss)	$(0.76)	$0.17	$(0.65)	$0.08	$(0.29)

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.74)	$0.25	$(0.53)	$0.08	$(0.29)
Loss on discontinued operations, net of tax benefit	(0.02)	(0.08)	(0.02)	—	—
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)	—	—
Net income (loss)	$(0.76)	$0.17	$(0.65)	$0.08	$(0.29)

Weighted average shares used in computing:
Basic net income (loss) per share	24,442	24,539	25,044	24,002	23,558
Diluted net income (loss) per share	24,442	24,733	25,044	24,671	23,558

Balance Sheet Data (at end of period):
Cash and cash equivalents	$35,106	$15,012	$26,826	$27,550	$32,499
Short-term investments	—	25,309	33,803	38,796	19,410
Total assets	121,632	140,399	157,401	157,309	145,429
Working capital	39,269	58,025	64,658	88,182	74,600
Total stockholders’ equity	78,746	97,639	102,843	108,418	102,722

We have not declared any dividends on our common stock, and presently intend to continue to retain our earnings for use in our business.

We changed our accounting for our outsourcing contracts in accordance with the consensus of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” in the first quarter of 2003.  Please refer to Note P of our consolidated financial statements and related notes thereto included in this annual report on Form 10-K, for a description of the effects of the application of EITF 00-21 on our financial results.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH IN ITEM 1A OF THIS REPORT UNDER THE CAPTION “RISKS RELATING TO OUR BUSINESS,” AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for information technology outsourcing services and professional services.

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the staff members assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 3% of our net revenues in fiscal year 2005, and we expect our software licensing revenues to continue to grow incrementally during our 2006 fiscal year.  We also expect our services revenues associated with the implementation of our software products to continue to become a more significant part of our overall services revenues.

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

Cost of services primarily consists of the salaries, bonuses, and related benefits of client-serving staff, and subcontractor expenses.  Selling expenses primarily consist of the salaries, benefits, travel, and other costs of our sales force, as well as marketing and market research expenses.  General and administrative expenses primarily consist of the costs attributable to the support of our client-serving professionals such as non-billable travel, office space occupancy, information systems and infrastructure, salaries and expenses for executive management, financial accounting and administrative personnel, expenses for firm and business unit governance meetings, recruiting fees, professional development and training, and legal and other professional services.  As staff related costs are relatively fixed in the short term, variations in our revenues and operating results in our CSI business can occur as a result of variations in billing margins and utilization rates of our billable associates.

Our most significant expenses are our human resource and related salary and benefit expenses.  As of December 30, 2005, approximately 1,391 of our 2,681 employees are billable consultants and software developers.  Another 983 employees are part of our outsourcing business.  The salaries and benefits of such billable personnel staff and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 11.5% of our workforce, or 307 employees, are classified as non-billable.  Our cost of services as a percentage of net revenues is directly related to several factors, including, but not limited to:

•      Our staff utilization, which is the ratio of total billable hours to available hours in a given period;

•      The amount and timing of cost incurred;

•      Our ability to control costs on our outsourcing projects;

•      The billed rate on time and material contracts; and

•      The estimated cost to complete our non-outsourcing fixed price contracts.

In our outsourcing contracts, a significant portion of our revenues are fixed and allocated over the contract on a straight-line basis, as we are required to provide a specified level of ongoing services.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions we process or other measurements of service provided.  If we incur higher costs to provide the required services or receive less revenue due to reduced transaction volumes or penalties associated with service level failures, our gross profit can be negatively impacted.

In our CSI business, we manage staff utilization by monitoring assignment requirements and timetables, available and required skills, and available staff hours per week and per month.   Differences in personnel utilization rates can result from variations in the amount of non-billed time, which has historically consisted of training time, vacation time, time lost to illness and inclement weather, and unassigned time.  Non-billed time also includes time devoted to other necessary and productive activities such as sales support and interviewing prospective employees.  Unassigned time results from differences in the timing of the completion of an existing assignment and the beginning of a new assignment.  In order to reduce and limit unassigned time, we actively manage personnel utilization by monitoring and projecting estimated engagement start and completion dates and matching staff availability with current and projected client requirements.  The number of people staffed on an assignment will vary according to the size, complexity, duration, and demands of the assignment.  Assignment terminations, completions, inclement weather, and scheduling delays may result in periods in which staff members are not optimally utilized.  An unanticipated termination of a significant assignment or an overall lengthening of the sales cycle could result in a higher than expected number of unassigned staff members and could cause us to experience lower margins.  In addition, entry into new market areas and the hiring of staff in advance of client assignments have resulted and may continue to result in periods of lower staff utilization.

In response to competition and continued pricing and rate pressures, we have implemented a global sourcing strategy into our business operations, which includes the deployment of offshore resources as well as resources that perform services remote from the client site.  We also incorporate larger numbers of variable cost or per diem staff in some of our projects.  We expect these strategies to continue to reduce cost of services through a combination of lower cost attributable to offshore resources and higher leverage of resources that perform services offsite or on a variable cost basis.  To the extent we pass through reduced costs to our clients related to offshore resources, the global sourcing strategy may result in lower revenues on a per engagement basis. However, we expect to offset this potential revenue impact with improved competitive positioning in our markets, which could result in an increased number of engagements to offset the potential revenue impact.  Several of our competitors employ both global sourcing and variable staffing strategies to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide.  If we are unable to realize the perceived cost benefits of our strategies or if we are unable to receive high quality services from foreign employees, variable staff employees, or subcontractors, our business may be adversely impacted and we may not be able to compete effectively.

Restatement of Previously Reported Audited Annual Consolidated Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain restatement adjustments made to the previously reported consolidated financial statements for the years ended December 31, 2004 and December 26, 2003.

We have restated our historical consolidated financial statements as of and for the years ended December 31, 2004 and December 26, 2003, and the retained earnings as of the beginning of fiscal year 2003. The determination to restate these consolidated financial statements was made by our Audit Committee upon the recommendation of management as a result of the identification of miscalculations related to the accounting for state income taxes. We have historically used the consolidated income and apportionment factors to estimate the state deferred tax assets and related contingency reserves that were recorded for uncertain tax positions, and did not update this analysis annually based on the filed tax positions in each state. As a result, we did not accurately identify and record state tax net operating losses, resulting in excessive state tax contingency reserves accumulating on the balance sheet. This process resulted in $1.3 million of higher cumulative tax expense over the period from fiscal year 2000 through fiscal year 2004. In conjunction with the restatement, management and our independent registered public accounting firm have identified a material weakness in internal control related to our tax accounting described above.  As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because we did not maintain effective controls over the determination and reporting of the provision for income taxes.

As a result, prior years are being restated to reverse the creation of these reserves, thus reducing tax expense in certain of those years. The following is a summary of the impact of the restatement by year (in thousands). See Item 9A and Item 15 of this report for additional information regarding the impact of these restatements on our controls and procedures and consolidated financial statements, respectively.

2004	2003	2002	2001	2000	Total
$291	$587	$—	$—	$446	$1,324

Overview of the Year Ended December 30, 2005

The following summarizes key aspects of our business and operating units:

•      Overall, revenues increased in 2005, primarily due to the addition of three outsourcing accounts (two in Health Delivery and one in Health Plan).  However, we also had two large outsourcing contracts (New York Presbyterian and UMass Memorial) terminate during the year and we have adjusted our revenue expectations for 2006 to account for the winding up of those engagements in December 2005.  We have also adjusted our cost structure accordingly.

•      In the fourth quarter of 2005, we announced and completed significant cost reduction initiatives to adjust our cost structure as mentioned above, and we expect that the cost reduction efforts will enable us to achieve operating profitability in the first quarter of 2006.  As part of these cost reduction efforts, we reduced our sales force by approximately 20% in Health Delivery and are implementing a more consultative sales model than we have used in the recent past.  Our ability to achieve growth and future earnings is dependent upon our ability to successfully implement this revised sales model.

•      Also in the fourth quarter of 2005, our Chief Executive Officer resigned at the request of our board of directors and as of the date of this report, we are continuing our search for a replacement. We are currently operating with an interim management team, and a loss of any member of the current interim management team could have an adverse impact on our achieving operating objectives in 2006.

•      We continue to implement our blended shore delivery model across all business units in an effort to capture market share and improve margins.  As a result, we had our highest ever number of chargeable hours during the fourth quarter of 2005 in our project business.  The majority of this increase was attributable to the Software Services and Health Plan businesses.

•      The health delivery sector represented approximately 70% of our revenues in 2005.  Our primary focus in this sector is clinical implementations and outsourcing.  If the health delivery market more broadly accepts blended shore sourcing, we believe we are well positioned to expand market share, revenue, and margins.

•      In Health Delivery Outsourcing, we expect this segment to represent a lesser percent of overall revenues due to the two contract terminations discussed above.  However, we also expect gross margin percentage to improve in 2006, partially due to our contract at University Hospitals in Cleveland, where we extended the contract until March 2010 and as part of the extension, we assumed infrastructure services responsibility from a subcontractor that was providing services on the account on a zero-margin pass through basis.  The wind down of the UMass Memorial contract in December 2005 is also expected to impact gross margin percentage positively.

•      Our Health Delivery Services segment revenues declined during 2005 due to lower prices on certain of the work we performed, and declining markets in a few of our service specialties.  This resulted in reduced gross margin in the segment.  We reduced headcount in this segment at the end of 2005, which we expect will improve gross margin percentage in the segment at the beginning of 2006.

•      Our Health Plan business experienced losses for the whole of 2005, but performed profitably in the second half 2005 and achieved growth during the year by focusing on blended shore implementations and outsourcing/hosting services for regional health plans.

•      Software Services, which is part of our Government and Technology Services segment, also performed well in 2005 and continues to experience a good pipeline of business for our offshore software development capabilities.

•      The Life Sciences and Software Products segments experienced losses in 2005; however, we believe we have stabilized costs in those units and our FirstDoc product suite remains a market leader in the life sciences and pharmaceutical space.  In Life Sciences, we have made efforts to tighten project controls and selling discipline to better manage our project margins.  Meanwhile, in Software Products, we continued to invest in the development of FirstGateways in 2005, and that business has been awarded two contracts in the RHIO market.

Comparison of the Years Ended December 30, 2005 and December 31, 2004

Revenues.  Our net revenues increased to $278.4 million for the year ended December 30, 2005, an increase of 3.2% from $269.9 million for the year ended December 31, 2004.  Our total revenues increased to $293.2 million for the year ended December 30, 2005, an increase of 2.0% from $287.3 million for the year ended December 31, 2004.  The increases in net revenues were in Health Delivery Outsourcing, Government and Technology Services, and Health Plan, offset by decreases in Health Delivery Services and Life Sciences.  The Health Delivery Outsourcing segment had the most significant increase, $16.3 million, or 14.3%, primarily due to $11.3 million in revenues from two new outsourcing engagements, which began in the quarter ended September 30, 2005.  The remaining increase in revenues in that segment is due to a number of smaller contracts executed over the past 18 months.  Government and Technology Services grew by $2.7 million, or 8.8%, primarily due to growth in FCG Software Services (formerly named Paragon Solutions, Inc.), which provides offshore software development services to independent software vendors.  Health Plan grew by $2.6 million, or 16.5% due to the receipt of a significant outsourcing contract, and increased services revenue related to market acceptance of FCG’s onshore/offshore delivery model.  The most significant offsetting decrease was in Health Delivery Services, which declined by $7.8 million, or 10.8%, due to several factors, including the wind down of some larger consulting projects, increased competition for projects from software vendors, and market-based billing rate pressures and lower demand in our revenue cycle, Meditech, and ERP consulting practices.  During the fourth quarter of 2005, we ceased performing both the revenue cycle and ERP consulting service offerings for our clients.  Additionally, revenues in our Life Sciences business declined by $6.1 million, or 16.8% due to our focus on selling and servicing FirstDoc software clients and the completion of custom and non-FirstDoc project work.

In August 2005, we began a five-year IT outsourcing agreement with one client, and a three-year agreement with another client.  Annual revenues from these two clients are expected to total approximately $29 million. In July 2005, we announced the early termination for convenience by The New York and Presbyterian Hospital (NYPH) of our approximately $30 million per year outsourcing agreement, effective December 31, 2005 (the contract was executed in November 1999 and was originally scheduled to expire in December 2006). Also, in October 2005, we announced the mutually agreed termination of our outsourcing agreement with UMass Memorial Health Care (UMMHC) effective November 1, 2005, with certain transition services to be performed through December 31, 2005.  During the fourth quarter of fiscal year of 2005, we earned approximately $600,000 of termination fees from this contract.  In each of these cases, the client decided to in-source the services we had been providing, either in whole or in part.

The expected net result of these recent developments in our outsourcing business will be a significant decrease in revenues as of the beginning of 2006 to a level in the range of approximately $25 million per quarter, assuming no other changes in our outsourcing business.  We have recently received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire in March 2007.  We currently receive annual revenues of approximately $24 million from this contract.  During the current extension period, we intend to negotiate in good faith with UPHS on pricing and service levels applicable to the one year extension, and until then, current pricing and service levels apply. We currently have no assurances that the contract will be extended past the one year renewal period, and UPHS still has the right to terminate the contract for convenience on 180 days notice. If we are unable to execute a longer term renewal with UPHS or if we are unable to enter into new outsourcing engagements, our Health Delivery Outsourcing revenues would be adversely impacted.  Revenues in our business units other than outsourcing are not expected to change significantly from their levels at the end of fiscal year 2005, with some modest growth expected to continue in the Health Plan and Government and Technology Services segments.  Growth in Health Delivery Services and Outsourcing is highly dependent upon capturing market share through acceptance by the health delivery market of our blended shore delivery model.  Overall, if we do not otherwise convert potential opportunities in our outsourcing pipeline, we expect our percentage mix of outsourcing revenues in 2006 to be less than in prior years, primarily due to the loss of revenues associated with NYPH and UMMHC.

Cost of Services.  Cost of services before reimbursable expenses increased to $196.8 million for the year ended December 30, 2005, an increase of 8.2% from $181.9 million for the year ended December 31, 2004.  The increase was primarily due to $15.5 million of additional costs in the Health Delivery Outsourcing segment, of which $8.7 million was associated with the two new contracts, and the remainder was due to costs related to other contracts executed over the past 18 months and higher costs on the UMMHC contract.  A greater portion of these costs relate to internal headcount than previously, as we have reduced our reliance on a significant infrastructure subcontractor.  Cost of services grew modestly in the Health Plan and Government and Technology Services businesses in order to serve the revenue growth in those segments.  Cost of services declined in Life Sciences due to attrition and cost reductions we made to adjust for the revenue decline in that segment.  Additionally, we incurred approximately $1.8 million of severance costs in the fourth quarter of the year. This was primarily in Health Delivery Services, related to the layoff of staff who had been performing revenue cycle and ERP consulting services for our clients, and in Health Delivery Outsourcing, to reduce costs related to the loss of contracts which concluded in the fourth quarter of 2005.

Gross Profit.  Gross profit decreased to $81.6 million, or 29.3% of net revenues, for the year ended December 30, 2005, a decrease of 7.2% from $88.0 million, or 32.6% of net revenues, for the year ended December 31, 2004.  The decrease was primarily due to a $9.4 million reduction in Health Delivery Services segment gross profit, declining to 34.0% of net revenues for the year ended December 30, 2005 from 43.4% of net revenues for the year ended December 31, 2004.  This decrease was due to the $7.8 million decline in revenues in Health Delivery Services during fiscal year 2005 which was primarily attributable to market-based pricing pressures, while cost of services had increased by $1.6 million.  We expect these pricing pressures to be offset somewhat by our movement toward more blended-shore service delivery.  Approximately half of the increase in cost of services in Health Delivery Services was due to severance incurred in the fourth quarter of fiscal year 2005 to reduce costs.  Our overall gross profit percentage is expected to increase in fiscal year 2006 compared to fiscal year 2005 due to the significant decline in the revenue mix of lower-margin Health Delivery Outsourcing revenues as discussed above, combined with cost reductions in Health Delivery Services.

Selling Expenses.  Selling expenses increased slightly to $28.0 million for the year ended December 30, 2005, an increase of 1.7% from $27.5 million for the year ended December 31, 2004.

Selling expenses as a percentage of net revenues decreased slightly to 10.0% for the year ended December 30, 2005 from 10.2% for the year ended December 31, 2004.  Selling expenses in the fourth quarter of 2005 included approximately $500,000 of severance.  Selling expenses are expected to decline by approximately 2% of revenues in fiscal year 2006 compared to fiscal year 2005 due to reductions in the size of the sales force.

General and Administrative Expenses.  General and administrative expenses increased to $61.3 million for the year ended December 30, 2005, an increase of 17.8% from $52.1 million for the year ended December 31, 2004.  The increase was entirely due to non-salary costs, as general and administrative salary costs declined by approximately $1.5 million during the year.  The most significant increase was attributable to infrastructure costs of approximately $3.0 million related to facilities and equipment needed to directly support our outsourcing business.  Further, we incurred $2.5 million ($1.8 million in the fourth quarter) of severance costs for the year ended December 30, 2005 compared to approximately $125,000 for the year ended December 31, 2004.  A significant share of the fourth quarter severance related to the departure of our CEO rather than to cost reductions.  We also incurred $1.0 million of facility closure costs, primarily in the Life Sciences segment, in the fourth quarter of fiscal year 2005.  Finally, we experienced higher costs in a number of other areas including outside professional services such as audit, legal, and consulting costs, nonbillable travel, recruiting costs, and rent in our growing offshore shared service centers.  General and administrative expenses as a percentage of net revenues increased to 22.0% for the year ended December 30, 2005 from 19.3% for the year ended December 31, 2004.  General and administrative expenses are expected to decline slightly in fiscal year 2006 compared to fiscal year 2005 due to cost reductions; however, increases in other costs such as additional infrastructure costs may offset part of the effect of those reductions.

Interest Income, Net.  Interest income, net of interest expense, increased to $991,000 for the year ended December 30, 2005, an increase of 26.4% from $784,000 for the year ended December 31, 2004, due to higher interest rates earned on cash and investments partially offset by the slightly reduced level of cash and investments on which interest is earned.  Interest income, net of interest expense as a percentage of net revenues increased slightly to 0.4% for the year ended December 30, 2005 from 0.3% for the year ended December 31, 2004.

Other Expenses, Net.  Other expense decreased to $64,000 for the year ended December 30, 2005, a decrease of 93.1% from $925,000 for the year ended December 31, 2004, when we recorded an $800,000 impairment of our investment in a privately-held software company.  Current year expense primarily related to foreign currency transaction losses.

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

Income Taxes.   We recorded an $11.3 million tax provision for the year ended December 30, 2005 versus a $532,000 tax provision for the year ended December 31, 2004.  The tax provision for the year ended December 30, 2005 primarily consisted of a $14.2 million tax asset valuation allowance recorded during the second and fourth quarters of 2005, partially offset by $2.9 million of current year tax benefits against the pretax loss.  The valuation allowance was recorded as a result of the recent historical losses we have incurred, creating additional negative evidence as to the uncertainty of our ability to realize our deferred tax assets (see “Critical Accounting Policies and Estimates – Deferred Income Taxes.”).  The tax provision for the year ended December 31, 2004 of $532,000 consisted of an expense of $3.5 million offset by a reduction in deferred tax asset valuation allowance of $3.0 million due to management’s belief that it was more likely than not that we would be able to realize more of our deferred tax assets.

Loss on Discontinued Operations.    The disposition of our Coactive Call Center Service line has been accounted for as a discontinued operation.  For the year ended December 30, 2005, we incurred $866,000 of costs related to the operation and wind-down of the business.  These costs, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to a net loss from the operation and disposition of this discontinued operation of $2.1 million for the year ended December 31, 2004.

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

Total and net revenues remained relatively unchanged as a result of revenue increases in our Health Delivery Outsourcing and Health Delivery Services business segments, offset by revenue decreases in the Health Plan and Life Sciences segments.  Net revenues in our Health Delivery Outsourcing segment increased $14.7 million, or 14.9%, due to new outsourcing clients and the beneficial impact of an additional week of revenue in our fiscal calendar compared to the prior year, which added approximately $1.8 million of revenue during the fourth quarter of fiscal year 2004.

Our Health Plan net revenues decreased $9.3 million, or 37.6%, due to the completion of several significant projects during late 2003 and early 2004, without having new projects to replace them.  Likewise, our Life Sciences segment net revenues decreased $7.6 million, or 17.2%, due to the windup of certain custom software development work which was completed in 2003.

Our 2004 fiscal year included a 53rd week and a 14th week in the fourth quarter, reflecting the normal synchronization between our fiscal year and calendar years which occurs once every five to six years.  As a result, our revenues and costs for the fourth quarter were somewhat higher than our then-recent historical trends otherwise indicated (especially in Health Delivery Outsourcing), although much less than a full one-thirteenth higher, since the extra week encompassed much of the December holiday period, which is typically slow for us.

Cost of Services.  Cost of services before reimbursable expenses declined slightly to $181.9 million for the year ended December 31, 2004, a decrease of 1.3% from $184.3 million for the year ended December 26, 2003.  There were significant changes in our business segments that resulted in this $2.4 million decrease. The most significant change was a reduction in Life Sciences’ United States headcount commensurate with the related decline in revenues, and the transfer of some less costly offshore associates into Life Sciences in the third quarter of 2004, generating a $6.8 million, or 25.1%, decrease in that segment’s cost of services before reimbursable expenses.  Additionally, headcount decreased in Health Plan driving a $2.7 million, or 20.4%, decrease in that segment’s costs of services before reimbursable expenses, although not proportionate to the significant decline in revenues in that segment.  As an offset, Health Delivery Outsourcing increased its cost of services before reimbursable expenses by $8.4 million, or 10.0%, due to the increase in revenues and the additional week in our fiscal year.

Gross Profit.  Gross profit increased to $88.0 million, or 32.6% of net revenues, for the year ended December 31, 2004, an increase of 2.6% from $85.8 million, or 31.8% of net revenues, for the year ended December 26, 2003.  The increase was primarily the result of an increase in Health Delivery Outsourcing gross margin of $6.2 million and smaller increases in several other business units, offset by a decrease in Health Plan gross margin of $6.7 million. Health Delivery Outsourcing increased its gross margin to 18.0% of net revenues in 2004 from 14.4% in 2003 by improving margins on existing contracts, partially through the increased utilization of offshore resources to reduce costs.  Although Life Sciences’ gross margin declined slightly in absolute dollars, its gross margin percentage increased to 44.3% in 2004 from 38.4% in 2003 based on utilizing less expensive offshore resources within our shared service center.  Meanwhile, Health Plan’s gross margin declined to 32.3% from 47.0% due to an inability to cut costs in line with the major revenue reduction experienced in that segment.

Selling Expenses.  Selling expenses decreased to $27.5 million for the year ended December 31, 2004, a decrease of 11.5% from $31.1 million for the year ended December 26, 2003.  The decrease is primarily due to reductions in our sales force.  Selling expenses as a percentage of net revenues decreased to 10.2% for the year ended December 31, 2004 from 11.5% for the year ended December 26, 2003.

General and Administrative Expenses.  General and administrative expenses decreased to $52.1 million for the year ended December 31, 2004, a decrease of 8.6% from $57.0 million for the year ended December 26, 2003.  The decrease resulted from cost reductions in the latter part of 2003, including the consolidation of the administrative operations of several of our acquired companies.  General and administrative expenses increased in the fourth quarter of 2004 in large part due to non-labor costs, such as infrastructure costs related to facilities and equipment needed to directly support our growing outsourcing business.  General and administrative expenses as a percentage of net revenues decreased to 19.3% for the year ended December 31, 2004 from 21.1% for the year ended December 26, 2003.

Restructuring Charges.  We did not incur any restructuring charges for the year ended December 31, 2004, compared to $11.4 million of such costs incurred for the year ended December 26, 2003.  Restructuring charges for the year ended December 26, 2003 included approximately $6.2 million of severance costs related to staff reductions and $5.2 million for facility downsizing and fixed asset write-downs.

Interest Income, Net.  Interest income, net of interest expense, decreased slightly to $784,000 for the year ended December 31, 2004, compared to $961,000 for the year ended December 26, 2003.  This decrease was due to reduced invested cash levels resulting from the repurchase of approximately $15.1 million of our common stock from a major stockholder in February 2004.  Interest income, net of interest expense as a percentage of net revenues decreased to 0.3% for the year ended December 31, 2004 from 0.4% for the year ended December 26, 2003.

Other Expenses, Net.  Other expenses increased to $925,000 for the year ended December 31, 2004, compared to $410,000 for the year ended December 26, 2003, due primarily to the $800,000 impairment of our investment in a privately-held software company.

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

Income Taxes.   Our provision for taxes for the year ended December 31, 2004 of $532,000 consisted of a tax expense of $3.5 million offset by a reduction in deferred tax asset valuation allowance of $3.0 million due to management’s belief that it was more likely than not that we would be able to realize more of our deferred tax assets (see “Critical Accounting Policies and Estimates - Deferred

Income Taxes”).  The $3.5 million expense prior to the valuation allowance reversal reflects a tax rate of 42.6% related to our $8.3 million of pre-tax income from continuing operations, excluding the $1.6 million non-deductible premium on the repurchase of stock described above.  Our tax benefit rate for the year ended December 26, 2003 was 42.1%, excluding the $5.8 million valuation allowance taken in that year due to the uncertainty of realizing all of our tax assets. The provision rate in fiscal year 2004 was higher than the benefit rate in 2003 due to the non-deductibility of certain of our expenses.

Loss on Discontinued Operations.    We incurred a loss on our discontinued call center operations of $2.1 million, net of tax, in 2004.  Of this loss, $602,000 million was from the operations of the business during the year, and $1.5 million was from the impairment of assets, primarily goodwill, in the fourth quarter of the year.  This compared to a loss of $422,000, net of tax, in 2003.

Factors Affecting Quarterly Results

A substantial portion of our expenses, particularly depreciation, office rent, and occupancy costs, and, in the short run, personnel and related costs are relatively fixed.  Our quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside our control. These factors are detailed elsewhere in this report under Item 1A, “Risks Relating to Our Business” and may include:

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

•      Consolidation of, and subsequent reduction in, the number of healthcare providers;

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

•      Expenses related to the issuance of stock options to our employees.

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

Liquidity and Capital Resources

During the year ended December 30, 2005, we generated cash flow from continuing operations of $4.0 million.  We used $2.5 million to repurchase shares of our common stock from the previous owners of FCG Infrastructure Services, Inc. (formerly Codigent Solutions Group, Inc.).  Further, we used approximately $7.6 million of cash to purchase property and equipment, primarily information technology and related equipment, including infrastructure equipment for our data center and help desk.  At December 30, 2005, we had cash and investments available for sale of $35.1 million compared to $40.3 million at December 31, 2004.  One of our new outsourcing accounts, which began in August 2005, had a net negative impact on cash of over $2 million for the year ended 2005, primarily due to an agreed upon deferral of fees, transition costs, and capital expenditures, and will have an additional negative impact of approximately $2 million in the first quarter of 2006 due to further agreed upon fee deferrals and transition and capital costs.  This use of cash was generally offset in fiscal year 2005 by the collection of $4.0 million of long-term receivables from our New York Presbyterian Hospital outsourcing account, half of which was collected at the end of the year due to the termination for convenience of the contract by the client.

On December 30, 2005, we laid off a number of employees.  Of the $5.1 million of severance and facility closure expenses included in the fourth quarter of 2005, $4.1 million was severance, of which $1.3 million was paid during that quarter.  In early January 2006, we paid the remaining $2.8 million of severance.

In February 2006, we signed an agreement with a landlord to return excess space to them.  As part of the agreement, we are required to make $2.9 million of payments to them evenly over the last ten months of fiscal year 2006 in order to extinguish our obligation.  These payments will be charged against amounts which have been accrued in fiscal year 2005 and prior years for facility closure costs, and thus will affect cash flow in fiscal year 2006 without affecting pretax income.

Our days sales outstanding (DSO) of accounts receivable were at an all-time low at the end of fiscal year 2005.  This was due to the unusually large share of our revenue mix being in Health Delivery

Outsourcing, which has a very low DSO historically.  We expect DSO to increase by approximately five to ten days beginning in the first quarter of 2006, primarily due to outsourcing becoming a smaller percentage of overall revenue after the winding down of two outsourcing accounts, and assuming no other changes in the collectibility of current accounts.  We do not currently expect any significant cash flow changes related to the other elements of the working capital cycle such as accounts payable and other accrued liabilities; however, we are susceptible to ongoing routine fluctuations in these areas.

Our cash flow in fiscal year 2006 will be highly dependent on our ability to achieve profitability.  Generally, we expect our pretax profitability in fiscal year 2006 will contribute positively to cash flow.  A significant amount of any future income (over $20 million) is not expected to be subject to federal taxation or require any significant book tax provision in our income statement.

We had a revolving line of credit, under which we were allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2006.  There was no outstanding balance under the line of credit at December 30, 2005 or December 31, 2004.  Due to repeated loan covenant violations related to our quarterly losses, we elected to discontinue the line of credit subsequent to December 30, 2005 rather than accept new restrictive conditions to the credit line which were proposed by the bank.

As of December 30, 2005, the following table summarizes our contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating leases, net of subleases	$5,103	$7,422	$834	$29	$13,388
Purchase obligations	77	—	—	—	77
Total	$5,180	$7,422	$834	$29	$13,465

Management believes that our existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and cash equivalents are available for capital expenditures (which are projected at approximately $7 million for 2006), upfront setup costs and deferred fees on new contracts, strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

Off-Balance Sheet Arrangements

None.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At December 30, 2005, we had deferred $3.5 million of unamortized costs which are included in non-current assets.  One of our recent contract awards includes approximately $600,000 of setup and transition costs not yet incurred, so our deferred costs are expected to increase in the first quarter of fiscal year 2006.

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

Software license and maintenance revenues comprised approximately 3% of our net revenues in fiscal year 2005.  Additionally, we realized substantial additional revenues from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

Unbilled receivables of $12.4 million represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology.  As of December 30, 2005, we had unbillable amounts of approximately $4.5 million, which were generally expected to be billed within one year.

We had a long-term receivable of $3.8 million at December 31, 2004 related to a single major outsourcing contract with a term of seven years.  This receivable was originally scheduled to be billed and collected during fiscal years 2005 and 2006 through contractual billings in excess of the amounts to be earned as revenues; however, due to the early termination of the contract for convenience by the client, the 2006 payments were received in full on December 30, 2005.  Of the long-term receivables of $1.7 million at December 30, 2005, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract.  An additional amount of approximately $800,000 related to this contract will be deferred in January 2006.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. This allowance is based on the amount and aging of our accounts receivable, creditworthiness of our clients, historical collection experience, current economic trends, and changes in client payment patterns.  If the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  Our bad debt losses have generally been moderate due to the size and quality of our customers; however, we have recently incurred some bad debt losses in our growing Software Services segment due to the lower credit quality of our clients in that segment, and have had to increase our bad debt reserves accordingly.  Our allowance for doubtful accounts is a particularly difficult estimate to make, because if one of our larger clients unexpectedly became unable to pay us, our allowance would have to increase suddenly.

Deferred Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.  We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized.  Our net deferred tax assets had historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses combined with the fact that we were outside the period it is allowable to carry back losses.  Taking into account our then-recent history of cumulative losses, we recorded a valuation allowance of $5.8 million in the fourth quarter of fiscal year 2003.  Together with a full valuation allowance of $5.5 million we had already taken against the net operating loss carryforwards of companies we had previously acquired, we had a valuation allowance of $11.3 million against a total deferred tax asset of $21.9 million at December 26, 2003.

During the fourth quarter of fiscal year 2004, we re-evaluated our requirement for a valuation allowance after having completed a full year in which we recorded taxable income in each quarter.  At that time, we determined that it was more likely than not we would realize an additional $3.0 million of our deferred tax assets and recorded a tax benefit in this amount.  During the first quarter of 2005, we incurred a pretax loss; however, based on management’s expectation of pretax earnings for 2005, no change in the valuation allowance was recorded.  During the first six months of 2005, we incurred a pretax loss from continuing operations of $2.3 million.  Based on such performance, we increased our deferred tax asset valuation allowance during the second quarter of 2005 by $6.0 million.  Additionally, in the fourth quarter of 2005 after having incurred losses in each quarter of the fiscal year, we increased our valuation allowance by another $8.2 million such that we now have a full valuation allowance against all of our tax assets.

This valuation allowance does not, in any way, limit our ability to use our deferred tax assets, primarily loss carryforwards, to offset taxable income in the future.  As well as not being subject to federal taxation other than the Alternative Minimum Tax, a significant amount (approximately $20 million) of any future pretax income will not require a significant tax provision in the income statement.  Additionally, if at some point in the future, the realization of any of our deferred tax assets is considered more likely than not based on successive years of generating taxable income, we will reverse all or a portion of any existing valuation allowance at that time.  Our valuation allowance for deferred income taxes has been a particularly volatile estimate over the past several years, as our level of income and loss has fluctuated, requiring us to reassess the likelihood of realization of our tax assets.

Goodwill and Intangible Assets

Under SFAS 142, we no longer amortize our goodwill and are required to complete an annual impairment testing which we perform during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.   We use various assumptions such as discount rates, and comparable company analysis in performing these valuations.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  We performed an impairment test on each of our components of goodwill as of the fourth quarter of fiscal year 2005 and determined that none of our goodwill was impaired.  As of December 30, 2005, we have $18.2 million of goodwill and $1.2 million of intangible assets recorded on our balance sheet (see Note O of the Notes to Consolidated Financial Statements included in this report).

Recent Accounting Pronouncements

See Note A of the Notes to the Consolidated Financial Statements included in this report for a discussion on recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, and accounts payable.  Only the cash and cash equivalents which totaled $35.1 million at December 30, 2005 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $351,000.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation and solely as a result of the material weakness in internal control related to our tax accounting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because we did not maintain effective controls over the determination and reporting of the provision for income taxes. In addition, our Chief Executive Officer and Chief Financial Officer have revised their earlier assessments and have now concluded that our disclosure controls and procedures were not effective as of December 26, 2003 and December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

A material weakness is defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 30, 2005, we did not maintain effective controls over the determination and reporting of the provision for income taxes because there were not sufficient personnel in our corporate tax department who were qualified and trained to properly calculate state deferred tax assets and contingency reserves.

We have historically used our consolidated income and apportionment factors to estimate our state deferred tax assets and related contingency reserves that were recorded for uncertain tax positions, and did not update this analysis annually based on the filed tax positions in each state. As a result, we did not accurately identify and record state tax net operating losses (NOLs), resulting in excessive state tax contingency reserves accumulating on the balance sheet. This process resulted in $1.3 million of higher cumulative tax expense over the period from fiscal year 2000 through fiscal year 2004. The proper procedure for estimating the state deferred tax assets and the related contingency reserves is to use the income of each of our subsidiaries and the tax rates for each state jurisdiction in which such subsidiary operates in performing the calculations.

In preparing this Annual Report on Form 10-K for the fiscal year ended December 30, 2005, we applied the proper procedure, which resulted in management identifying the excess tax contingency reserve for the first time. Management initially netted the excess contingency reserve against a full valuation allowance for all deferred tax assets taken in the fourth quarter of 2005, resulting in a $1.3 million understatement of tax expense for the fourth quarter and fiscal year, but has now correctly stated our 2005 tax expense. Further, the excess contingency reserve resulted in the restatement of our previously issued consolidated financial statements for the fiscal years ended December 31, 2000 through December 31, 2004.

In making its assessment of internal control over financial reporting, management used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Because of the material weakness described above, our Chief Executive Officer and Chief Financial Officer have concluded that we did not maintain effective internal control over financial reporting as of the end of the fiscal year ended December 30, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Other than as described below, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We have historically used our consolidated income and apportionment factors to estimate our state deferred tax assets and related contingency reserves that were recorded for uncertain tax positions, and did not update this analysis annually based on the filed tax positions in each state. As a result, we did not accurately identify and record state tax net operating losses (NOLs), resulting in excessive state tax contingency reserves accumulating on the balance sheet. This process resulted in $1.3 million of higher cumulative tax expense over the period from fiscal year 2000 through fiscal year 2004. The proper procedure for estimating the state deferred tax assets and the related contingency reserves is to use the income of each of our subsidiaries and the tax rates for each state jurisdiction in which such subsidiary operates in performing the calculations.

In preparing this Annual Report on Form 10-K for the fiscal year ended December 30, 2005, we applied the proper procedure, which resulted in management identifying the excess tax contingency reserve for the first time. Management initially netted the excess contingency reserve against a full valuation allowance for all deferred tax assets taken in the fourth quarter of 2005, resulting in a $1.3 million understatement of tax expense for the fourth quarter and fiscal year, but has now correctly stated our 2005 tax expense. Further, the excess contingency reserve resulted in the restatement of our previously issued consolidated financial statements for the fiscal years ended December 31, 2000 through December 31, 2004.

Our previous tax director resigned her employment in December 2005 to pursue other employment opportunities. Since the calculation of state NOLs and the related accounting is performed on a once per year basis after all tax returns are filed for the previous year, the initial testing to confirm that the material weakness has been remediated will occur in late-2006. We are actively searching for a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes,” who will perform the appropriate detailed analysis on an ongoing basis starting in fiscal year 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

First Consulting Group, Inc.

We have audited management’s assessment, included in the accompanying First Consulting Group, Inc. Management’s Report on Internal Control Over Financial Reporting, that First Consulting Group, Inc. did not maintain effective internal control over financial reporting as of December 30, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Consulting Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The material weakness that management did not maintain effective internal control over the determination and reporting of certain components of the provision for income taxes and related deferred income tax balances has been identified and included in management’s assessment.  The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 29, 2006, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that First Consulting Group, Inc. did not maintain effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Consulting Group, Inc. has not maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Consulting Group, Inc. as of

December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2005.

/s/ GRANT THORNTON LLP

Irvine, California
March 29, 2006

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2006, either as part of our Proxy Statement for our 2006 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2006 either as part of our Proxy Statement for our 2006 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2006, either as part of our Proxy Statement for our 2006 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2006, either as part of our Proxy Statement for our 2006 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by May 1, 2006, either as part of our Proxy Statement for our 2006 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)	(1)	The following financial statements are filed as part of this Annual Report on Form 10-K:

		•	Consolidated Balance Sheets — December 30, 2005 and December 31, 2004

		•	Consolidated Statements of Operations — Years Ended December 30, 2005, December 31, 2004, and December 26, 2003

		•	Consolidated Statement of Changes in Stockholders’ Equity — For the Three Years Ended December 30, 2005, December 31, 2004, and December 26, 2003

		•	Consolidated Statements of Cash Flows — Years Ended December 30, 2005, December 31, 2004, and December 26, 2003

		•	Consolidated Statements of Comprehensive Income (Loss) — Years Ended December 30, 2005, December 31, 2004, and December 26, 2003

		•	Notes to Consolidated Financial Statements

		•	Report of Independent Registered Public Accounting Firm

(2)

The following financial statement schedule for the years ended December 30, 2005, December 31, 2004, and December 26, 2003, read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.

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

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of
	December 30, 2005	December 31, 2004
		(As Restated)
ASSETS
Current Assets
Cash and cash equivalents	$35,106	$15,012
Short-term investments	—	25,309
Accounts receivable, less allowance of $1,633 and $1,401 in 2005 and 2004, respectively	20,993	26,266
Unbilled receivables	12,352	11,005
Deferred income taxes, net	—	7,869
Prepaid expenses and other	3,532	2,449
Current assets from discontinued operations	—	561
Total current assets	71,983	88,471

Property and equipment
Furniture, equipment, and leasehold improvements	3,475	4,144
Information systems equipment and software	30,220	27,016
	33,695	31,160
Less accumulated depreciation and amortization	21,365	19,331
	12,330	11,829
Other assets
Executive benefit trust	10,141	9,343
Long-term accounts receivable	1,661	3,806
Deferred contract costs	3,476	1,469
Deferred income taxes, net	—	3,220
Goodwill, net	18,159	17,259
Intangibles, net	1,228	2,437
Other	2,654	2,565
	37,319	40,099

Total assets	$121,632	$140,399

LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,685	$2,892
Other accrued liabilities	6,875	7,266
Accrued vacation	7,082	6,682
Accrued employee benefits	2,741	2,514
Accrued severance	2,813	—
Accrued incentive compensation	1,113	1,729
Customer advances	7,201	7,458
Accrued restructuring costs	3,204	1,800
Current liabilities from discontinued operations	—	105
Total current liabilities	32,714	30,446
Non-current liabilities
Accrued restructuring costs	—	3,220
Supplemental executive retirement plan	10,172	9,094
Total non-current liabilities	10,172	12,314
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,567,759 and 24,862,547 shares issued and outstanding at December 30, 2005 and December 31, 2004, respectively	25	25
Additional paid in capital	91,202	91,636
Retained earnings (deficit)	(12,558)	6,051
Deferred compensation – stock incentive agreements	—	(107)
Notes receivable – stockholders	—	(286)
Accumulated other comprehensive income	77	320
Total stockholders’ equity	78,746	97,639

Total liabilities and stockholders’ equity	$121,632	$140,399

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003
		(As Restated)	(As Restated)
Revenues before reimbursements	$278,438	$269,908	$270,123
Reimbursements	14,714	17,381	15,624
Total revenues	293,152	287,289	285,747

Cost of services before reimbursable expenses	196,806	181,914	184,335
Reimbursable expenses	14,714	17,381	15,624
Total cost of services	211,520	199,295	199,959
Gross profit	81,632	87,994	85,788
Selling expenses	27,977	27,501	31,058
General and administrative expenses	61,344	52,068	56,996
Restructuring charges	—	—	11,363
Income (loss) from operations	(7,689)	8,425	(13,629)
Other income (expense):
Interest income, net	991	784	961
Other expense, net	(64)	(925)	(410)
Expense for premium on repurchase of stock	—	(1,561)	—
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(6,762)	6,723	(13,078)
Income tax expense	11,310	532	269
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	(18,072)	6,191	(13,347)
Loss on discontinued operations, net of tax benefit	(537)	(2,073)	(422)
Cumulative effect of change in accounting principle, net of tax	—	—	(2,597)
Net income (loss)	$(18,609)	$4,118	$(16,366)

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.74)	$0.25	$(0.53)
Loss on discontinued operations, net of tax benefit	(0.02)	(0.08)	(0.02)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)
Net income (loss)	$(0.76)	$0.17	$(0.65)

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.74)	$0.25	$(0.53)
Loss on discontinued operations, net of tax benefit	(0.02)	(0.08)	(0.02)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)
Net income (loss)	$(0.76)	$0.17	$(0.65)

Weighted average shares used in computing:
Basic net income (loss) per share	24,442	24,539	25,044
Diluted net income (loss) per share	24,442	24,733	25,044

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Three Years Ended December 30, 2005, December 31, 2004, and

December 26, 2003

(in thousands)

	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive	Deferred	Notes Receivable–
	Shares	Amount	Capital	Earnings	Income (Loss)	Compensation	Stockholders	Total
Balance, December 27, 2002 (as restated)	24,073	$24	$92,461	$18,299	$(669)	$(621)	$(1,076)	$108,418

Compensation recognized	—	—	—	—	—	152	—	152
Loan repayments	—	—	—	—	—	72	409	481
Reclassification of deferred compensation	—	—	(27)	—	—	27	—	—
Common Stock released under the ASPP	277	—	1,215	—	—	—	—	1,215
Interest income on stockholders’ notes receivable	—	—	—	—	—	—	(45)	(45)
Tax benefits attributed to exercised stock options	—	—	85	—	—	—	—	85
Exercise of stock options	67	—	213	—	—	—	—	213
Stock repurchases	(75)	—	(402)	—	—	47	224	(131)
Common stock issued in connection with business acquisitions	1,561	2	8,161	—	—	—	—	8,163
Net loss (as restated)	—	—	—	(16,366)	—	—	—	(16,366)
Unrealized gain (loss) on securities	—	—	—	—	36	—	—	36
Foreign currency translation adjustments	—	—	—	—	622	—	—	622
Balance, December 26, 2003 (as restated)	25,903	26	101,706	1,933	(11)	(323)	(488)	102,843

Compensation recognized	—	—	—	—	—	177	—	177
Loan repayments	—	—	—	—	—	—	69	69
Common Stock released under the ASPP	323	—	1,521	—	—	—	—	1,521
Interest income on stockholders’ notes receivable	—	—	—	—	—	—	(44)	(44)
Tax benefits attributed to exercised stock options	—	—	56	—	—	—	—	56
Exercise of stock options	65	—	339	—	—	—	—	339
Stock repurchases	(2,017)	(2)	(13,786)	—	—	39	177	(13,572)
Common stock issued in connection with business acquisition	588	1	1,800	—	—	—	—	1,801
Net income (as restated)	—	—	—	4,118	—	—	—	4,118
Unrealized gain (loss) on securities	—	—	—	—	(19)	—	—	(19)
Foreign currency translation adjustments	—	—	—	—	350	—	—	350
Balance, December 31, 2004 (as restated)	24,862	25	91,636	6,051	320	(107)	(286)	97,639

Compensation recognized	—	—	—	—	—	51	—	51
Loan repayments	—	—	—	—	—	—	87	87
Common Stock released under the ASPP	204	—	922	—	—	—	—	922
Interest income on stockholders’ notes receivable	—	—	—	—	—	—	(45)	(45)
Exercise of stock options	120	—	558	—	—	—	—	558
Stock repurchases	(618)	—	(2,814)	—	—	56	244	(2,514)
Common stock issued in connection with business acquisition	—	—	900	—	—	—	—	900
Net loss	—	—	—	(18,609)	—	—	—	(18,609)
Unrealized gain (loss) on securities	—	—	—	—	24	—	—	24
Foreign currency translation adjustments	—	—	—	—	(267)	—	—	(267)
Balance, December 30, 2005	24,568	$25	$91,202	$(12,558)	$77	$—	$—	$78,746

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003
		(As Restated)	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(18,609)	$4,118	$(16,366)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	2,597
Depreciation and amortization	6,812	4,889	4,965
Intangible amortization	1,209	1,486	993
Premium on capital stock repurchase	—	1,561	—
Write down of investments	—	875	—
Provision for bad debts	336	(235)	16
Provision for deferred income taxes	11,116	(43)	1,103
Loss on sale of assets	239	125	20
Minority interest in net income (loss)	—	(14)	302
Compensation from stock issuances	51	178	149
Interest income on notes receivable – stockholders	(55)	(64)	(65)
Impairment of assets of discontinued operations, net of tax benefit	—	1,471	—
Loss on operations of discontinued operations, net of tax benefit	537	602	422
Change in assets and liabilities:
Accounts receivable	4,937	1,269	10,618
Unbilled receivables	(1,347)	(1,150)	(1,541)
Prepaid expenses and other	(1,083)	(1,112)	445
Long-term account receivable	2,145	1,962	1,651
Deferred contract costs	(2,007)	(1,309)	(160)
Other assets	(64)	(413)	(280)
Accounts payable	(1,207)	1,088	140
Other accrued liabilities	(89)	(5,258)	222
Accrued vacation	400	(278)	92
Accrued employee benefits	227	(1,210)	6
Accrued severance	2,813	—	—
Accrued incentive compensation	(616)	(213)	(386)
Customer advances	(257)	(2,307)	1,856
Accrued restructuring costs	(1,816)	(4,279)	3,351
Supplemental executive retirement plan	280	154	(695)
Other	33	(73)	71
Net cash provided by operating activities of continuing operations	3,985	1,820	9,526
Net cash used in operating activities of discontinued operations	(560)	(878)	(659)
Net cash provided by operating activities	3,425	942	8,867
Cash flows from investing activities:
Purchase of investments	(198,661)	(219,970)	(126,287)
Proceeds from sale/maturity of investments	223,970	230,480	130,264
Purchase of property and equipment	(7,596)	(8,460)	(5,009)
Acquisition of businesses, net of cash acquired	—	(2,383)	(9,059)
Net cash provided by (used in) investing activities of continuing operations	17,713	(333)	(10,091)
Net cash provided by (used in) investing activities of discontinued operations	150	—	(2,123)
Net cash provided by (used in) investing activities	17,863	(333)	(12,214)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	1,480	1,860	1,428
Proceeds from note receivables and tax loan payments	87	82	619
Capital stock repurchase	(2,529)	(14,773)	—
Net cash provided by (used in) financing activities	(962)	(12,831)	2,047
Effect of exchange rate changes on cash and cash equivalents	(232)	408	576
Net change in cash and cash equivalents	20,094	(11,814)	(724)
Cash and cash equivalents at beginning of period	15,012	26,826	27,550
Cash and cash equivalents at end of period	$35,106	$15,012	$26,826
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$68	$21	$35
Cash paid during the year for income taxes, net of refunds	$202	$789	$350
Supplemental disclosure of non-cash investing and financing activities
Release from escrow of common stock to complete acquisition of business	$900	$1,800	$—

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003
		(As Restated)	(As Restated)
Net income (loss)	$(18,609)	$4,118	$(16,366)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(267)	350	622

Unrealized holding gains (losses) on securities during period	24	(19)	36

Other comprehensive income (loss), net of tax	(243)	331	658

Comprehensive income (loss)	$(18,852)	$4,449	$(15,708)

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A — DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Reported Audited Consolidated Financial Information

First Consulting Group, Inc. (the “Company”) has restated its historical consolidated financial statements as of and for the years ended December 31, 2004 and December 26, 2003, and its retained earnings as of the beginning of fiscal year 2003. The determination to restate these consolidated financial statements was made by the Company’s Audit Committee upon the recommendation of management as a result of the identification of miscalculations related to the accounting for state income taxes.

The Company has historically used its consolidated income and apportionment factors to estimate its state deferred tax assets and related contingency reserves that were recorded for uncertain tax positions, and did not update this analysis annually based on the filed tax positions in each state.  As a result, the Company did not accurately identify and record state tax net operating losses, resulting in excessive state tax contingency reserves accumulating on the balance sheet. This process resulted in $1.3 million of higher cumulative tax expense over the period from fiscal year 2000 through fiscal year 2004.

As a result, prior years are being restated to reverse the creation of these reserves, thus reducing tax expense in certain of those years.  The following is a summary of the impact of the restatement by year (in thousands):

2004	2003	2002	2001	2000	Total
$291	$587	$—	$—	$446	$1,324

Since the analysis of contingency reserves was completed and adjusted as part of the tax provision at the end of the year, each amount in the table above restated the fourth quarter of the respective year.

The following is a summary of the effects of these changes on the Company’s consolidated statements of operations and cash flows for the years ended December 31, 2004 and December 26, 2003, as well as the Company’s consolidated balance sheets as of December 31, 2004 (in thousands, except per share data):

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2004
	Previously Reported	As Restated
Other accrued liabilities	$8,590	$7,266
Total current liabilities	31,770	30,446
Retained earnings	4,727	6,051
Stockholders’ equity	96,315	97,639

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2004		December 26, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$6,723	$6,723	$(13,078)	$(13,078)
Income tax expense	823	532	856	269
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	5,900	6,191	(13,934)	(13,347)
Loss on discontinued operations, net of tax benefit	(2,073)	(2,073)	(422)	(422)
Cumulative effect of change in accounting principle, net of tax	—	—	(2,597)	(2,597)
Net income (loss)	$3,827	$4,118	$(16,953)	$(16,366)

Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.24	$0.25	$(0.56)	$(0.53)
Loss on discontinued operations, net of tax benefit	(0.08)	(0.08)	(0.02)	(0.02)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)	(0.10)
Net income (loss)	$0.16	$0.17	$(0.68)	$(0.65)

Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.24	$0.25	$(0.56)	$(0.53)
Loss on discontinued operations, net of tax benefit	(0.09)	(0.08)	(0.02)	(0.02)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)	(0.10)
Net income (loss)	$0.15	$0.17	$(0.68)	$(0.65)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2004		December 26, 2003
	Previously Reported	As Restated	Previously Reported	As Restated
Net income (loss)	$3,827	$4,118	$(16,953)	$(16,366)
Change in other accrued liabilities	(4,967)	(5,258)	809	222

Nature of Business

The Company, headquartered in Long Beach, California, is a provider of information technology outsourcing and consulting services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company’s services are designed to assist its clients in increasing operational effectiveness by reducing cost, improving customer service, and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services.

Principles of Consolidation/Fiscal Year

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.  The Company operates on a fiscal year consisting of a 52 or 53 week period ending on the last Friday in December.

Stock-Based Compensation

The Company accounts for stock-based employee compensation using the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123” (“SFAS 148”).  SFAS 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value method of accounting for stock-based awards had been applied. Under the fair value method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment” which replaces SFAS 123 and supersedes APB 25.  SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of income. The accounting provisions of SFAS 123R were originally planned to be effective for all quarterly reporting periods beginning after June 15, 2005.  In April 2005, the Securities and Exchange Commission adopted a rule that changed the required compliance date of SFAS 123R to make the accounting provisions applicable to all fiscal year reporting periods commencing after June 15, 2005.  As a result, the Company is now required to adopt SFAS 123R commencing in the first quarter of 2006.

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified-prospective and modified-retrospective adoption options. Under the modified-retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified-prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R.  The Company plans to apply the modified-

prospective transition method, which requires that compensation expense be recorded for all unvested stock options and restricted stock beginning the first quarter of 2006. The Company has chosen the Black-Scholes valuation model to value stock-based compensation utilizing an expected volatility estimated using the historical method.  The Company is still evaluating the impact of SFAS 123R on its future operating results, and expects that the adoption will have an adverse impact on reported earnings and net income per share.

Unamortized compensation expense related to outstanding unvested options, as determined in accordance with FAS 123R, that the Company expects to record during 2006 is approximately $700,000 with no tax benefit. This amount excludes both the effects of any additional expense related to new awards that may be granted during 2006 and any reduction in expense related to option holders leaving the Company before their options vest.

The following table presents the pro forma net income (loss) had compensation costs been determined using the fair value at the date of grant for awards under the plan in accordance with SFAS 123 (in thousands, except per share data):

		Years Ended
		December 30, 2005	December 31, 2004	December 26, 2003
			(As Restated)	(As Restated)
Net income (loss)		$(18,609)	$4,118	$(16,366)
Deduct:	Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(898)	(1,717)	(2,090)
Add:	Amount of such stock-based expense included in net income (loss)	—	—	—
Pro forma net income (loss)		$(19,507)	$2,401	$(18,456)

Basic income (loss) per share	As reported	$(0.76)	$0.17	$(0.65)
	Pro forma	$(0.80)	$0.10	$(0.74)

Diluted income (loss) per share	As reported	$(0.76)	$0.17	$(0.65)
	Pro forma	$(0.80)	$0.10	$(0.74)

The fair value of the options granted in 2005, 2004, and 2003 calculated using the Black-Scholes pricing model were $1.22, $2.44, and $5.74 per share, respectively. The following assumptions were used in the Black-Scholes pricing model:

	Year of Grant
	December 30, 2005	December 31, 2004	December 26, 2003
Dividend yield	—	—	—
Expected volatility	0.5 to 0.55	0.6	1.0
Risk-free interest rate	3.7% to 3.85%	2.0% to 2.75%	2.75%
Expected life	1 to 5 years	5 to 7 years	6 to 7 years

Pro forma net income (loss) reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded.  Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above.

With regard to certain options or stock issued prior to the initial public offering, the Company recorded a charge to deferred compensation when it granted options to officers or employees at an exercise price which was less than the fair market value of such shares. Amounts recorded as deferred compensation are amortized over the appropriate service period based upon the original vesting schedule for such grants (generally ten years).  For the years ended December 30, 2005, December 31, 2004, and

December 26, 2003, compensation expense recognized for stock-based employee compensation related to the grant of below market options was $6,000, $106,000, and $85,000 respectively.

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

The following represents a reconciliation of basic and diluted net income (loss) per share for the years ended December 30, 2005, December 31, 2004, and December 26, 2003 (in thousands, except per share data):

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003
		(As Restated)	(As Restated)
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(18,072)	$6,191	$(13,347)
Loss on discontinued operations, net of tax benefit	(537)	(2,073)	(422)
Cumulative effect of change in accounting principle, net of tax	—	—	(2,597)
Net income (loss)	$(18,609)	$4,118	$(16,366)

Basic weighted average number of shares outstanding	24,442	24,539	25,044
Effect of dilutive options and contingent shares	—	194	—
Diluted weighted average number of shares outstanding	24,442	24,733	25,044

Basic per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.74)	$0.25	$(0.53)
Loss on discontinued operations, net of tax benefit	(0.02)	(0.08)	(0.02)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)
Net income (loss)	$(0.76)	$0.17	$(0.65)

Diluted per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$(0.74)	$0.25	$(0.53)
Loss on discontinued operations, net of tax benefit	(0.02)	(0.08)	(0.02)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.10)
Net income (loss)	$(0.76)	$0.17	$(0.65)

The effect of dilutive options excludes 4,665,491 anti-dilutive options with exercise prices ranging from $0.72 to $26.25 per share in 2005, 4,378,030 anti-dilutive options with exercise prices ranging from $5.58 to $27.75 per share in 2004, and 4,770,664 anti-dilutive options with exercise prices ranging from $0.72 to $27.75 per share in 2003.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill and long-lived and intangible assets, other accrued liabilities, income taxes including the amount of tax asset valuation allowance required, restructuring costs, litigation and disputes, and the allowance for doubtful accounts.

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

One particularly significant estimate is the amount of the Company’s deferred tax assets to be realized, and the necessary amount of related valuation allowance.  Based on the Company’s recent historical performance, the Company increased its deferred tax asset valuation allowance by $6.0 million during the second quarter of fiscal year 2005 and again by $8.2 million in the fourth quarter of fiscal year 2005, such that the Company now has a full valuation allowance against all of its tax assets.  This valuation allowance does not, in any way, limit the Company’s ability to use its deferred tax assets, primarily loss carryforwards, to offset taxable income in the future.  As well as not being subject to federal taxation other than the Alternative Minimum Tax, a significant amount (approximately $20 million) of any future pretax income will not require a significant tax provision in the income statement.  Additionally, if at some point in the future, the realization of any of the Company’s deferred tax assets is considered more likely than not based on successive years of generating taxable income, the Company will reverse all or a portion of any existing valuation allowance at that time.

Cash and Cash Equivalents

For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities purchased with original maturities of three months or less.

Property and Equipment

All purchases of fixed assets over $2,000 are capitalized.  Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are calculated on a straight-line basis in amounts sufficient to estimate the periodic obsolescence of each fixed asset over its estimated service life, which is three to five years for information systems equipment, and three to ten years for furniture and equipment. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever are shorter.

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts, and any gain or loss on such disposition is reflected in the consolidated statements of operations.  Expenditures for repairs and maintenance are charged to operations as incurred.

Revenue Recognition, Accounts Receivable, and Unbilled Receivables

Revenues are derived primarily from information technology outsourcing services, consulting, and systems integration.  Revenues are recognized on a time-and-materials, level-of-effort, percentage-of-completion, or straight-line basis.  Before revenues are recognized, the following four criteria must be met: (a) persuasive evidence of an arrangement exists; (b) delivery has occurred or services rendered; (c) the fee is fixed and determinable; and (d) collectability is reasonably assured.  The Company determines if the fee is fixed and determinable and collectability is reasonably assured based on its judgments regarding the nature of the fee charged for services rendered and products delivered.  Arrangements vary in length from less than one year to seven years.  The longer-term arrangements are generally level-of-effort or fixed price arrangements.

Revenues from time-and-materials arrangements are generally recognized as the work progresses based upon contracted hourly billing rates.  Revenues from level-of-effort arrangements are recognized based upon a fixed price for the level of resources provided.  Revenues from fixed fee arrangements for consulting and systems integration work are generally recognized on a rate per hour or percentage-of-completion basis.  The Company maintains, for each of its fixed fee contracts, estimates of total revenue and cost over the contract term. For purposes of periodic financial reporting on the fixed price consulting and system integration contracts, the Company accumulates total actual costs incurred to date under the contract. The ratio of those actual costs to its then-current estimate of total costs for the life of the contract is then applied to its then-current estimate of total revenues for the life of the contract to determine the portion of total estimated revenues that should be recognized.  The Company follows this method because reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made.

Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion.  If the Company does not accurately estimate the resources required or the scope of the work to be performed, does not complete its projects within the planned periods of time, or does not satisfy its obligations under the contracts, then profits may be significantly and negatively affected.  Revisions in the Company’s contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.  Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals.  Revenues from incentive type arrangements are recognized when it is probable they will be earned.

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

In the Company’s outsourcing contracts, a significant portion of its revenues are fixed and allocated over the contract on a straight-line basis, as the Company is required to provide a specified level of services subject to certain performance measurements.  Also, certain revenues may fluctuate under the contracts based on the volume of transactions the Company processes or other measurements of service provided.  If the Company incurs higher costs to provide the required services or receive lower revenues due to reduced transaction volumes or penalties associated with service level failures, gross profit can be negatively impacted.

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At December 30, 2005, the Company had deferred $3.5 million of unamortized costs which are included in non-current assets.  One of the Company’s recent contract awards includes approximately $600,000 setup and transition costs not yet incurred, so the deferred costs are expected to increase in the first quarter of fiscal year 2006.

As part of the Company’s ongoing operations to provide services to its customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

Software license and maintenance revenues comprised approximately 3% of the Company’s net revenues in fiscal year 2005.  Additionally, the Company realized substantial additional revenues from the implementation of its software.  The Company recognizes software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company licenses software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of the Company’s software license fee revenues are from arrangements which include implementation services that are essential to the functionality of the software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

In those more limited cases where the Company’s software arrangements do not include services essential to the functionality of the product, license fee revenues are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection of the related receivable is considered probable. The Company does not generally offer rights of return or acceptance clauses to its customers. In situations where the Company provides rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, the Company’s software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, the Company allocates the total arrangement fee among the deliverables using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which the Company has fair value of all undelivered elements but not of a delivered element, the Company uses the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which the Company does not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

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

Unbilled receivables of $12.4 million represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology.  As of December 30, 2005, the Company had unbillable amounts of approximately $4.5 million, which were generally expected to be billed within one year.

The Company had a long-term receivable of $3.8 million at December 31, 2004 related to a single major outsourcing contract with a term of seven years.  This receivable was originally scheduled to be billed and collected during fiscal years 2005 and 2006 through contractual billings in excess of the amounts to be earned as revenues; however, due to the early termination of the contract for convenience by the client, the 2006 payments were received in full on December 30, 2005.  Of the long-term receivables of $1.7 million at December 30, 2005, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees at a new outsourcing contract.  An additional amount of approximately $800,000 related to this contract will be deferred in January 2006.

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

Other Income/Expense

Other expenses, shown net in the accompanying statements of operations, primarily consist of the elimination of net income related to minority interests in consolidated subsidiaries in 2003, and write downs of long-term investments carried on the balance sheet in 2004.  For the year ended December 31, 2004, such write downs totaled $800,000, and were primarily attributable to the Company’s fiscal year

2000 investment in a privately-held software company.  Other minor amounts primarily relate to foreign currency transaction gains and losses.

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

The healthcare and life sciences industries may be affected by economic factors which may impact accounts receivable.  In addition, the Company had long-term accounts receivable at December 30, 2005 of $1.7 million on two outsourcing contracts, which will be paid down over two years and four years.  Management does not believe that any single customer or group of customers represents significant credit risk.

The Company maintains cash balances at several financial institutions located in the United States, United Kingdom, Germany, Canada, India, and Vietnam. Accounts in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash in foreign bank accounts is not insured. Uninsured balances aggregate approximately $2.8 million and $3.7 million at December 30, 2005 and December 31, 2004, respectively.  The Company has not experienced any losses in such accounts and management believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

Management believes the fair value of financial instruments approximates their carrying amounts. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments.

Goodwill & Intangible Assets

Goodwill is evaluated for impairment annually, pursuant to SFAS 142, or if an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted at the reporting unit level by comparing the estimated fair value of the reporting unit with its carrying value. Fair value is determined by using a market valuation model based on revenue multiples or a discounted cash flow approach.  The Company uses various assumptions in the valuation, such as discount rates, and comparable company analysis in performing these valuations.  If the carrying value exceeds the estimated fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if it is less, the Company would then recognize an impairment loss.  In addition, the Company evaluates intangible assets, pursuant to SFAS 142, with definite lives to determine whether adjustment to these amounts or estimated useful lives are required based on current events and circumstances.

Investments

The Company accounts for its marketable debt and equity securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable equity securities held by the Company have been classified as available-for-sale and are carried at the lower of cost or estimated fair value, with unrealized holding gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss on the consolidated balance sheets. Realized gains and losses are recorded to the Statement of Operations based on the specific identification method.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign affiliates are translated at current exchange rates at the end of the period, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as component of other comprehensive income.

Reclassifications

Certain reclassifications have been made to the 2003 and 2004 financial statements to conform to the 2005 presentation.

Consolidated Statements of Cash Flow - Revised Presentation

In 2005, the Company has stated the operating, investing, and financing portions of the cash flows of discontinued operations as separate lines within each such category for all periods presented, while in prior reports, they were reported on a combined basis.

Additionally, in 2005, the Company separately presented the effect of exchange rate changes on cash and cash equivalents for all periods presented and as a result changed the cash flow presentation for the years ended December 31, 2004 and December 26, 2003.

Recent Accounting Pronouncements

In December 2004, the FASB enacted SFAS 123R which the Company will be required to adopt commencing in the first quarter of 2006 (see Stock-Based Compensation in Note A).

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and is effective for reporting periods beginning after December 15, 2005. The Company is currently accounting for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the Company’s results of operations or financial position.

Post-employment Benefits

The Company does not accrue an obligation for estimated post-employment benefits (primarily severance-related benefits) because the amount cannot be reasonably estimated; however, the Company accrues for severance when a specific termination benefit has been provided to an employee.

NOTE B — INVESTMENTS

At December 30, 2005 and December 31, 2004, the Company had zero and $25.3 million, respectively, in short-term investments.  Such investments in 2004 were held primarily in commercial paper, money market investments, and tax-exempt government securities.  Net unrealized gains and losses on investments were immaterial at December 30, 2005.  Additionally, the Company had $325,000 of non-

marketable equity investments at December 30, 2005 and December 31, 2004, valued at the lower of cost or estimated fair value, which were included within other assets.  During fiscal year 2004, the Company recorded an $800,000 charge for the impairment of its equity investment in a privately-held software company.

NOTE C — INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003
		(As Restated)	(As Restated)
Current:
Federal	$—	$—	$73
State	194	560	312
Total current	194	560	385
Deferred:
Federal	11,620	(425)	635
State	(833)	15	(1,002)
Total deferred	10,787	(410)	(367)
Provision for income taxes	$10,981	$150	$18

Income tax provision (benefit) is included in the statement of operations as follows (in thousands):

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003
		(As Restated)	(As Restated)
Continuing operations	$11,310	$532	$269
Loss from discontinued operations:
Operations	(329)	(366)	(251)
Disposition of assets	—	(16)	—
Discontinued operations	(329)	(382)	(251)
Tax provision for income taxes	$10,981	$150	$18

Temporary differences consist of the following (in thousands):

	As of
	December 30, 2005	December 31, 2004

Deferred tax assets:
Depreciation	$—	$636
Reserve for uncollectible receivables	617	551
Supplemental executive retirement plan contributions	3,542	2,584
Other accrued liabilities	4,252	4,520
Net operating loss	8,091	5,679
Tax credits	305	278
Goodwill and intangible assets amortization	517	489
Net operating loss of acquired businesses	5,467	5,467
Impairment of equity investments	633	633
Other	843	285
Total deferred tax assets before valuation allowance	24,267	21,122
Valuation allowance	(22,478)	(8,249)
Total deferred tax assets	1,789	12,873
Deferred tax liabilities:
Stock based compensation	186	189
Inside buildup on life insurance	828	522
Contract accounting	324	1,073
Depreciation	451	—
Total deferred tax liabilities	1,789	1,784
Total net deferred tax assets	$—	$11,089
The balance sheet classifications of deferred taxes are as follows:
Current deferred asset	$—	$7,869
Non-current deferred asset	—	3,220
Total net deferred tax assets	$—	$11,089

The effective tax rate on income from continuing operations before taxes is different from the maximum federal statutory tax rate.  The following summary reconciles taxes at the maximum federal statutory tax rate with the effective rate:

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003
		(As Restated)	(As Restated)
Federal income tax (benefit) at statutory rate	(35.0)%	35.0%	(35.0)%
Changes due to:
State franchise tax, net of federal income tax benefit	(10.1)	6.1	(6.1)
Valuation allowance	210.4	(44.6)	42.1
Meals and entertainment	1.5	2.0	1.1
Premium on repurchase of stock	—	8.1	—
Life insurance premiums	0.9	1.0	0.6
Non-deductible intangible assets amortization	1.2	1.4	1.0
SERP life insurance proceeds	—	—	(1.0)
Tax exempt interest	(1.7)	(1.3)	(0.5)
Other.	0.1	0.2	(0.1)
Total	167.3%	7.9%	2.1%

As of December 30, 2005 and December 31, 2004, the Company had net operating loss carryforwards for federal purposes of approximately $20.7 million and $14.9 million, respectively.  The net operating loss carryforwards for federal purposes begin to expire in 2022 and the net operating loss carryforwards for state purposes begin to expire in 2010.

During 2003, the Company acquired Paragon Solutions, Inc., (now FCG Software Services) and Coactive Systems Corporation.  In addition to the net operating loss carryforwards noted above, Paragon Solutions, Inc. and Coactive Systems Corporations had federal and state net operating loss carryforwards of approximately $11.5 million and $2.1 million available, respectively, at the time of their acquisition. The net operating loss carryforwards of Paragon Solutions, Inc. will begin to expire in 2018 for federal purposes and in 2013 for state purposes. The net operating loss carryforwards of Coactive Systems Corporation will begin to expire in 2019 for federal purposes and in 2014 for state purposes.  Any benefits realized from these acquired net operating loss carryforwards would reduce goodwill rather than affect the Company’s tax provision.

The utilization of net operating losses of the subsidiaries acquired may be subject to substantial limitations due to the ownership change limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions. Realization of any of these is uncertain and the Company applied a full valuation allowance against them when the subsidiaries were acquired.

FCG Software Services, Inc. has foreign subsidiaries in India and Vietnam.  For tax purposes, these two entities report their earnings separately in India and Vietnam where they operate.   These foreign entities have been granted tax holidays by Indian and Vietnamese tax authorities, which will expire in 2005 for Vietnam and 2008 for India.  U.S. income taxes have been provided on the profits of foreign subsidiaries.

As of December 26, 2003, the Company established a valuation allowance of $5.8 million against its deferred tax assets (other than its previously fully reserved acquired tax assets) due to the uncertainty surrounding the realization of such assets.  Based on the Company’s improved performance and profitability during fiscal year 2004 and management’s forecast of future taxable income, an estimate was made that it was more likely than not that $3.0 million of additional deferred assets would be realized.  Accordingly, $3.0 million of previously provided valuation allowance was reversed at December 31, 2004.  Based on the Company’s pretax loss during fiscal year 2005, management estimated that the uncertainty of future recoverability of the tax asset had increased, and an additional full valuation allowance of $14.2 million was recorded in fiscal year 2005.  If at some point in the future, the realization of any of the Company’s deferred tax assets is considered more likely than not based on successive years of generating taxable income, the Company will reverse all or a portion of any existing valuation allowance at that time.

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

Notes are non-interest bearing and were discounted using imputed annual interest rates from 4.94% to 6.36%. The notes are secured by each officer’s holdings of FCG common stock and are full-recourse.  All loans are due in ten years.  In addition, the Company generally requires participants to pay, each year, the greater of 10% of the original loan amount or 50% of the after tax amount of any annual bonus received by them to repay outstanding amounts of the notes. Stockholders’ notes receivable received in exchange for common stock were zero and $387,000 as of December 30, 2005 and December 31, 2004, respectively. Discount for imputed interest on these notes receivable was zero and $101,000 as of December 30, 2005 and December 31, 2004, respectively. Amortization of deferred compensation resulting from discounting the face value of non-interest bearing notes issued to the Company by its officers for the purchase of shares of common stock was $45,000 and $44,000 for the years ended December 30, 2005 and December 31, 2004, respectively. Stockholders’ notes receivable related to advances to officers for payment of taxes associated with stock option exercises were $432,000 and $417,000 as of December 30, 2005 and December 31, 2004, respectively. Discount for imputed interest on these notes receivable was zero at December 30, 2005, and $10,000 as of December 31, 2004.

At December 30, 2005, there were 8 remaining promissory notes for advances against tax payments totaling $432,000 secured by 731,891 shares of the Company’s common stock.  The notes are classified as other assets in the accompanying consolidated balance sheet at December 30, 2005.  The promissory notes are due in full in 2006 and 2007, with the exception of one note where the final installment is due in June 2010. One of the remaining notes is due from an officer who was promoted to become an executive officer of the Company during fiscal year 2005.  During fiscal year 2005, the Company permitted certain noteholders under this program to sell back to the Company 49,006 shares of the Company’s common stock at current market value in order to receive proceeds to pay off $285,000 of these loans.  The shares sold in such transactions are retired upon completion of the payment.

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

Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 50% of annual base salary and 100% of bonus or incentive pay. The Company may make a voluntary “FCG contribution” to the account of SERP participants for any year in an amount determined by the Board. FCG contributions vest 25% for each year of service as a vice president after the first year, resulting in full vesting after five years of such service, provided that FCG contributions fully vest upon a change in control of the Company or upon a participant’s death, disability, or attainment of age 65. Company contributions to the SERP were $281,000, $513,000, and $600,000 for the years ended December 30, 2005, December 31, 2004, and December 26, 2003, respectively.

The contributions to the SERP are invested by the Company in variable life insurance contracts. Management believes that the participants’ account balance, cash surrender value of life insurance, and death benefits will be sufficient to satisfy the Company’s obligations under the SERP.

NOTE F — RESTRUCTURING COSTS, SEVERANCE AND FACILITY CLOSURE COSTS

Restructuring charges of $11.4 million were incurred in 2003.  The costs incurred included severance costs of $6.2 million for a reduction in staff of 150 people and facility downsizing of $5.2 million primarily related to the significant decline in the Company’s Life Science business due to the reduction in custom software development services purchased by pharmaceutical clients.

During the fourth quarter of fiscal year 2005, the Company incurred approximately $5.1 million of severance and facility closure costs; however these were not in conjunction with a restructuring.  The $5.1 million included $4.1 million of severance (of which $1.3 million was paid in the quarter and $2.8 million was accrued as of December 30, 2005 and paid in January 2006), and $1.0 million of facility closure costs for vacated space.  The $1.0 million of facility closure costs included approximately $400,000 of fixed asset and leasehold improvement abandonment, and approximately $600,000 of accruals for future lease payments which are included in other accrued liabilities on the balance sheet at December 30, 2005.

The restructuring cost liability activity through December 30, 2005 is summarized as follows (in thousands):

	Employee Related Costs	Facility Closure Costs	Total
Liability at December 27, 2002	$1,093	$6,485	$7,578
Provision	6,163	5,200	11,363
Cash payments, net of adjustments	(5,591)	(4,051)	(9,642)
Liability at December 26, 2003	1,665	7,634	9,299
Cash payments, net of adjustments	(1,665)	(2,614)	(4,279)
Liability at December 31, 2004	—	5,020	5,020
Cash payments, net of adjustments	—	(1,816)	(1,816)
Liability at December 30, 2005	$—	$3,204	$3,204

NOTE G — COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under operating leases that expire at various dates through 2010.  Some of these leases have escalating rental payments over the life of the lease.  At

December 30, 2005, the Company was obligated under non-cancelable operating leases, net of $3.9 million in sublease income, with future minimum rentals as follows (in thousands):

Years Ending:
2006	$5,103
2007	4,699
2008	2,723
2009	559
2010	275
Thereafter	29
Total	$13,388

Contracted sublease payments of $1.7 million, $1.6 million, and approximately $600,000, have been offset in the above amounts for the fiscal years ended 2006, 2007, and 2008 respectively.  In February 2006, the Company renegotiated a major lease to return space to the landlord, along with a number of associated subleases for that space, and make a fixed payment to the landlord of $2.9 million to extinguish its lease obligation, which has been classified as an accrued restructuring cost at December 30, 2005 (see Note F of Notes to Consolidated Financial Statements).

Rent expense charged to operations aggregated $5.6 million, $5.1 million, and $5.5 million for the years ended December 30, 2005, December 31, 2004, and December 26, 2003 respectively.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE H — STOCK OPTIONS

On August 22, 1997, the Board adopted the 1997 Equity Incentive Plan (the “1997 Equity Plan”) and the 1997 Non-Employee Directors’ Stock Option Plan (the “1997 Directors’ Plan”).  In June 2000, the stockholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 4,500,000 shares, and in June 2001, the stockholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 5,250,000.  Stock awards issued under the 1997 Equity Plan generally vest over a four or five-year term from the date of grant and generally expire ten years from the date of the grant. Under the 1997 Equity Plan, the Company granted employees 771,060, 1,018,990, and 857,250 options to purchase common stock at an exercise price equal to the market price of common stock on the date of grant in the years ended December 30, 2005, December 31, 2004, and December 26, 2003, respectively. As of December 30, 2005, 3,061,128 options were exercisable under the plan, and 947,158 options were available for grant.  The Company had no stock appreciation rights issued or outstanding for the years ended December 30, 2005, December 31, 2004, and December 26, 2003.

The 1997 Directors’ Plan provides for non-discretionary stock option grants to directors of the Company who are not employed by the Company or an affiliate.  Each person who, on the date of adoption of the 1997 Directors’ Plan, was then a non-employee director of the Company automatically received an option to purchase 20,000 shares of common stock.  Each person thereafter elected as a non-employee director receives an option to purchase 4,000 shares of common stock when first elected.  On January 1 of each year, each person who is a non-employee director is automatically granted an additional option to purchase 4,000 shares of common stock.  All options issued under the 1997 Directors’ Plan have an exercise price equal to the market price of common stock on the date of grant and expire ten years after the date of grant.  The initial 20,000 share grants vested over the five years following the date of grant; all 4,000 share grants vest over the 12 months following the date of grant.  Under the plan, in the years ended December 30, 2005, December 31, 2004, and December 26, 2003, respectively, the Company granted 36,000, 44,000, and 32,000 options to purchase common stock at an exercise price equal to the market price of the common stock on date of grant.  As of December 30, 2005, 236,927 of these options are exercisable and 26,334 options were available for grant.

Under the Company’s amended 1989 Stock Option Plan (a plan carried over from the Company’s 1998 merger with ISCG), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant, vest over 5 years and generally expire ten years from the date of grant. The number of shares of common stock authorized for issuance under the plan is 1,270,500 shares. Under the plan, the Company granted employees no stock options in the fiscal years ended December 30, 2005, December 31, 2004, and December 26, 2003.  As of December 30, 2005, 80,048 of the options were exercisable and no options were available for grant.

On August 4, 1999, the Company’s Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the “1999 Non-Officer Plan”).  The Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to employees who are not officers of the Company.  Stock options granted under the Plan are granted at fair market value of the Company’s common stock as of the date of grant, and generally vest over four or five years, and generally expire ten years from the date of grant.  There were no options granted under the 1999 Non-Officer Plan in the years ended December 30, 2005, December 31, 2004 or December 26, 2003.  As of December 30, 2005, a total of 381,229 of the options under the 1999 Non-Officer Plan were exercisable and 394,077 options were available for grant.

In May 2000, the Board of FCG Doghouse (“FCGDH”), then a 94% owned subsidiary of FCG, adopted the FCG Doghouse Equity Incentive Plan (the “DH Plan”) and authorized the issuance of up to 7,500,000 shares.  Stock awards issued under the DH Plan vest over four years from the date of grant.  Under the DH Plan, the Company granted employees 4,707,018 options to purchase common stock at an exercise price equal to the appraised value ($0.78 per share) of FCGDH common stock on the date of grant in the year ended December 31, 2000.  On July 1, 2001, FCGDH distributed all of its assets and assigned all of its employees to the Company.  In connection with this transaction, the Company assumed the DH Plan and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of the Company’s common stock for each 1,000 shares available for issuance under the DH Plan.  The exchange rate was based on a three-day trading average of the Company’s common stock following its public announcement of its first fiscal quarter financial results and a per share value for FCGDH as negotiated between the Company and the former minority stockholder of FCGDH.  The total number of shares of the Company’s common stock available for issuance under the DH Plan is 585,000.  As of December 30, 2005, a total of 62,703 of the options under the DH Plan were exercisable and 516,232 options were available for grant.

In February 2003, the Company assumed the Paragon Solutions, Inc. Incentive Stock Plan (the “Paragon Plan”) and all options then outstanding under the Paragon Plan.  Each option the Company assumed is exercisable into the Company’s common stock upon the same terms and conditions as under the Paragon Plan, except that (i) the number of shares of the Company’s common stock subject to each Paragon Plan option was determined by multiplying the number of shares of Paragon common stock subject to the Paragon option immediately prior to the effective time of the acquisition by 0.5014 and (ii) the per share exercise price of the assumed option was determined by dividing the per share exercise price in effect immediately prior to the effective time of the Paragon acquisition under the Paragon Plan option by 0.5014.  As a result of the assumption of the Paragon Plan, a total of 49,540 shares of the Company’s common stock were reserved for issuance under the Paragon Plan.  Option awards under the Paragon Plan generally vest over a four year period, subject to certain acceleration provisions that applied upon the closing of the Company’s acquisition of Paragon.  No further option grants were made, or are expected to be made, under the Paragon Plan after the closing of the acquisition.  As of December 30, 2005, a total of 24,325 of the options were exercisable under the Paragon Plan and no options were available for grant.

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price
Outstanding at December 27, 2002	5,396,472	$8.82
Granted	937,862	5.74
Exercised	(66,554)	3.52
Canceled	(1,497,116)	9.04

Outstanding at December 26, 2003	4,770,664	$8.17
Granted	1,403,050	5.56
Exercised	(65,472)	5.01
Canceled	(800,171)	7.88

Outstanding at December 31, 2004	5,308,071	$7.56
Granted	807,060	6.07
Exercised	(120,036)	4.72
Canceled	(1,329,604)	7.39

Outstanding at December 30, 2005	4,665,491	$7.43

At December 30, 2005, December 31, 2004, and December 26, 2003, 3,846,360, 3,347,727, and 3,071,138 options were exercisable, respectively, at weighted average exercise prices of $7.81, $8.50, and $8.73, respectively. The following table summarizes information about stock options outstanding at December 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.72 to $ 5.53	1,135,139	6.92	$4.87	757,573	$4.80
$ 5.56 to $ 6.18	1,274,457	6.82	$5.95	900,204	$5.94
$ 6.19 to $ 7.45	801,571	4.90	$6.71	743,609	$6.71
$ 7.55 to $ 9.00	548,856	5.04	$8.59	540,489	$8.59
$ 9.06 to $ 11.00	430,058	3.58	$10.10	429,599	$10.10
$ 11.13 to $ 26.25	475,410	3.63	$14.94	474,886	$14.93
$ 0.72 to $ 26.25	4,665,491	5.68	$7.43	3,846,360	$7.81

NOTE I— BUSINESS COMBINATIONS

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

The $3.9 million of excess over book value was allocated between goodwill and intangible assets of $3.3 million and $604,000, respectively.  Such amounts are non-deductible for tax purposes.

For the six-month periods ended June 25, 2004 and December 31, 2004, FCGIS met the revenue and profitability targets, and 295,664 contingent shares were released to the former FCGIS stockholders, thus adding $1.8 million to goodwill.  In February 2005, the Company negotiated an early conclusion to its escrow agreement related to shares of common stock issued in the purchase of FCGIS, where half of the remaining 295,664 shares in escrow (147,832 shares) were released and the other half were forfeited back to the Company.  The shares released from escrow further increased goodwill by $900,000 to a total of $6.1 million of goodwill related to the acquisition.

Additionally, on February 23, 2005, the Company repurchased most of the stock which had been previously and currently released from escrow for its current fair market value.  A total of 422,018 shares were repurchased for approximately $2.5 million in cash.  The repurchased shares were subsequently cancelled.

Paragon Solutions, Inc.

On February 12, 2003, the Company acquired 100% of the equity of Paragon Solutions, Inc. (now named FCG Software Solutions, but referred to herein as Paragon), a U.S. based provider of onshore and offshore software development services which became part of the Life Sciences segment. The Company initially issued 600,500 unregistered shares of common stock and paid cash consideration of approximately $286,000 to Paragon stockholders who elected cash payment.  Since the acquisition, the Company has recovered 39,285 shares of its unregistered common stock from an escrow account to compensate it for certain undisclosed liabilities and expenses of Paragon.  The Company also agreed to reserve an additional 49,540 shares of its common stock for issuance upon the exercise of options that were initially issued under Paragon’s stock incentive plans.  Based upon a purchase price allocation analysis performed by an independent outside appraisal firm, intangible assets of approximately $1.0 million, related to contracts and agreements not to compete, and approximately $8.3 million of goodwill have been recorded.  Such amounts are non-deductible for tax purposes.  In connection with the acquisition, the Company immediately repaid $7.7 million of debt assumed from Paragon.  Additionally, the Company acquired approximately $360,000 of cash as part of the acquisition.

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

The accounts of FCGIS, Paragon Solutions, Inc., and Phyve Corporation have been included in the accompanying financial statements for the period from their respective purchase dates through December 30, 2005.  Pro forma information as if these acquisitions had occurred at the beginning of each respective year has not been provided since such pro forma results do not differ materially from those reported in the accompanying consolidated financial statements.

Coactive Systems Corporation

On May 30, 2003, the Company acquired 100% of the equity of Coactive Systems Corporation (Coactive) as an entry into the business process outsourcing market.  Coactive provides call center services and builds software customized for hospitals, health plans, and other healthcare organizations.  The Company paid $630,000 in cash to the stockholders of Coactive in the merger.  In connection with the acquisition, the Company immediately repaid $1.5 million of debt assumed from Coactive.

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

On September 26, 2003, the Company acquired the 15.0% outstanding minority interest in FCGMS held by New York Presbyterian Hospital (NYPH).  The transaction was accounted for as a purchase of minority interest in accordance with SFAS 141 “Business Combinations” in the third quarter of 2003.  In consideration for NYPH’s 15.0% interest in FCGMS, the Company issued 1,000,000 unregistered shares of its common stock.  Of the approximately $5.1 million purchase price, approximately $542,000 was applied to the existing minority interest liability on the Company’s balance sheet.  Based upon a purchase price allocation performed by an independent outside appraisal firm, intangible assets of approximately $2.3 million related to contracts, and goodwill of approximately $2.3 million were recorded.

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

NOTE K — ASSOCIATE 401(K) AND STOCK PURCHASE PLANS

Under FCG’s 401(k) plan (“401(k) Plan”), participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($14,000 in 2005, $13,000 in 2004, and $12,000 in 2003), and have the amount of such reduction contributed to the 401(k) Plan. In addition, the Company may make contributions to the 401(k) Plan on behalf of participants. Company contributions may be matching contributions allocated based on each participant’s compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant’s compensation, or allocated to some or all participants on a per capita basis.

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

The Company allows its employees to individually determine whether they want to receive Company contributions in FCG stock or in cash.  For those employees who choose to receive stock, the Company makes its matching contributions in cash, and the 401(k) Plan uses the cash to purchase FCG stock on the open market.  Compensation expense for the 401(k) employer match was approximately $4.1 million, $4.4 million, and $5.5 million for the years ended December 30, 2005, December 31, 2004, and December 26, 2003, respectively.

Under the Company’s Associate Stock Purchase Plan (the “ASPP”), employees can elect to have between 1% and 10% of their earnings withheld and later used to purchase FCG stock.  The purchase price under the ASPP is generally a 15% discount from the lesser of the market price on the beginning or purchase date of the offering periods under the ASPP.  In 2002, the stockholders approved an increase in the number of authorized shares issuable under the ASPP to 2,250,000.  The Company issued 204,030, 322,916, and 277,109 shares to employees under the ASPP in fiscal years 2005, 2004, and 2003, at an average purchase price of $4.52, $4.71, and $4.41, respectively.  At December 30, 2005, there were 697,720 authorized but unissued shares in the ASPP.  As of December 30, 2005, the Company opted to not adopt a new two year offering period under the ASPP and effectively discontinued the opportunity for employees to contribute to the ASPP in the future.

NOTE L — NOTES PAYABLE

The Company had a revolving line of credit, under which it was allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2006.  There was no outstanding balance under the line of credit at December 30, 2005 or December 31, 2004.  Due to repeated loan covenant violations related to the Company’s quarterly losses, the Company elected to discontinue the line of credit subsequent to December 30, 2005 rather than accept new restrictive conditions to the credit line which were proposed by the bank.

NOTE M — CAPITAL STOCK REPURCHASE

On February 27, 2004, the Company repurchased all outstanding shares of its common stock held by David S. Lipson, one of FCG’s directors and the former CEO of Integrated Systems Consulting Group, Inc. (ISCG).  The Company acquired ISCG in December 1998.  The Company also purchased any in-the-money options to purchase FCG common stock held by Mr. Lipson.  The aggregate purchase price for the shares and options held by Mr. Lipson was $15.1 million.  As a part of the transaction, Mr. Lipson resigned from the Company’s Board of Directors.

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

Other material terms of the transaction were as follows:

•                  The purchase price was comprised of cash, a portion of which Mr. Lipson used to repay in full indebtedness owed by Mr. Lipson to the Company of approximately $300,000.

•                  Mr. Lipson is subject to a five year non-compete agreement, a mutual non-disparagement agreement, a non-solicitation agreement, and a standstill agreement.  The parties agreed that no amounts of the purchase price were allocable to these covenants for tax purposes.

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

A summary of results for CCS for year ended December 30, 2005 included revenues of $631,000 and a pre-tax loss of $866,000 which related to the sales, operation, and wind-down of the business.  The pre-tax loss, net of a 38% tax benefit, resulted in a net loss of $537,000.  The fiscal year 2005 net loss included $276,000 related to severance costs for the remaining staff of 37 people.  Further, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the Company recorded an accrual for the remaining lease payments on the CCS leased property in the amount of $89,000.

This compared to revenues of $3.0 million and a loss of $2.1 million, net of tax for the year ended December 31, 2004.  Of this loss, $630,000 ($1.0 million pre-tax) was from the operations of the business during the year, and $1.5 million was from the impairment of assets, primarily nondeductible goodwill, in the fourth quarter of the year. In fiscal year 2003, CCS had revenues of $2.0 million and a loss of $422,000, net of tax.

NOTE O — GOODWILL & INTANGIBLE ASSETS

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

The changes in the net carrying amounts of goodwill for the years ended December 31, 2004 and December 30, 2005 are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Government & Technology Services	Other	Total
Balance as of December 26, 2003	$1,051	$3,228	$1,477	$8,260	$1,442	$15,458
Acquired	1,701	1,538	—	—	—	3,239
Impaired	—	—	—	—	(1,442)	(1,442)
Currency translation adjustment	—	—	4	—	—	4
Balance as of December 31, 2004	2,752	4,766	1,481	8,260	—	17,259
Acquired	473	427	—	—	—	900
Balance as of December 30, 2005	$3,225	$5,193	$1,481	$8,260	$—	$18,159

The $900,000 of additional goodwill in the first quarter of 2005 relates to a final earn out payment to the previous owners of a business which was the substantial portion of the Meditech Service Center segment (see Note I of Notes to Consolidated Financial Statements).

As of December 30, 2005, the Company had the following acquired intangible assets recorded (in thousands):

	Software and Software Development	Contracts/ Customer Related	Non-Compete Agreements	Total
Balance as of December 26, 2003	$763	$2,858	$179	$3,800
Acquired	—	300	—	300
Amortization	(543)	(981)	(139)	(1,663)
Balance as of December 31, 2004	220	2,177	40	2,437
Amortization	(220)	(949)	(40)	(1,209)
Balance as of December 30, 2005	$—	$1,228	$—	$1,228
Amortization Period in Years	2 -3	2 -4	2 -3

The following table summarizes the estimated annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2006	$772
2007	456
Total	$1,228

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

NOTE Q — SEGMENT INFORMATION

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

•                  The Government and Technology Services (“GTS”) segment has been created by combining FCG Software Services, formerly named Paragon Solutions, Inc. (the software development business) and Technology Staffing Services groups, which used to be included within Other Business, with the Government Healthcare business unit, which used to be part of Health Delivery;

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

The Company evaluates its segments’ performance based on revenues and operating income.  Certain selling and general and administrative expenses (including corporate functions, occupancy related costs, depreciation, professional development, recruiting, and marketing) are managed at the corporate level and allocated to each operating segment based on either net revenues and/or actual usage.  The Company does not manage or track most assets by segment.  As a result, interest and other charges are not included in the tables below.

For the year ended December 30, 2005:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$64,112	$—	$129,622	$193,734	$30,234	$18,085	$33,970	$2,434	$(19)	$278,438

Reimbursements	9,802	—	599	10,401	954	2,407	871	81	—	14,714
Total revenues	73,914	—	130,221	204,135	31,188	20,492	34,841	2,515	(19)	293,152
Cost of services before reimbursable expenses	42,321	—	108,380	150,701	17,433	13,141	19,549	3,684	(7,702)	196,806
Reimbursable expenses	9,802	—	599	10,401	954	2,407	871	81	—	14,714
Total cost of services	52,123	—	108,979	161,102	18,387	15,548	20,420	3,765	(7,702)	211,520
Gross profit	21,791	—	21,242	43,033	12,801	4,944	14,421	(1,250)	7,683	81,632
Selling expenses	3,784	7,613	2,448	13,845	6,632	2,364	3,562	547	1,027	27,977
General & administrative expenses	11,764	—	15,108	26,872	10,286	3,144	7,577	1,452	12,013	61,344
Income (loss) from operations	$6,243	$(7,613)	$3,686	$2,316	$(4,117)	$(564)	$3,282	$(3,249)	$(5,357)	$(7,689)

For the year ended December 31, 2004:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$71,911	$—	$113,364	$185,275	$36,358	$15,521	$31,230	$1,520	$4	$269,908

Reimbursements	10,199	—	507	10,706	1,066	2,562	684	216	2,147	17,381
Total revenues	82,110	—	113,871	195,981	37,424	18,083	31,914	1,736	2,151	287,289
Cost of services before reimbursable expenses	40,674	—	92,930	133,604	20,242	10,501	18,910	2,595	(3,938)	181,914
Reimbursable expenses	10,199	—	507	10,706	1,066	2,562	684	216	2,147	17,381
Total cost of services	50,873	—	93,437	144,310	21,308	13,063	19,594	2,811	(1,791)	199,295
Gross profit	31,237	—	20,434	51,671	16,116	5,020	12,320	(1,075)	3,942	87,994
Selling expenses	4,269	5,458	2,229	11,956	8,652	3,150	2,993	404	346	27,501
General & administrative expenses	11,582	—	10,862	22,444	12,151	2,761	6,258	820	7,634	52,068
Income (loss) from operations	$15,386	$(5,458)	$7,343	$17,271	$(4,687)	$(891)	$3,069	$(2,299)	$(4,038)	$8,425

For the year ended December 26, 2003:

(in thousands)

	Health Delivery Services	Health Delivery Sales	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$69,684	$—	$98,677	$168,361	$43,915	$24,860	$31,616	$1,054	$317	$270,123

Reimbursements	10,082	—	289	10,371	1,239	3,006	891	57	60	15,624
Total revenues	79,766	—	98,966	178,732	45,154	27,866	32,507	1,111	377	285,747
Cost of services before reimbursable expenses	39,969	—	84,489	124,458	27,037	13,185	19,350	2,216	(1,911)	184,335
Reimbursable expenses	10,082	—	289	10,371	1,239	3,006	891	57	60	15,624
Total cost of services	50,051	—	84,778	134,829	28,276	16,191	20,241	2,273	(1,851)	199,959
Gross profit	29,715	—	14,188	43,903	16,878	11,675	12,266	(1,162)	2,228	85,788
Selling expenses	5,378	6,067	1,996	13,441	9,202	4,759	3,540	140	(24)	31,058
General & administrative expenses	12,683	—	10,691	23,374	15,783	3,365	7,827	642	6,005	56,996
Restructuring charges	480	—	490	970	8,347	429	237	—	1,380	11,363
Income (loss) from operations	$11,174	$(6,067)	$1,011	$6,118	$(16,454)	$3,122	$662	$(1,944)	$(5,133)	$(13,629)

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

Detail of Heath Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on several projects.  The breakdown of revenue in outsourcing is as follows (in thousands):

	Years Ended
	December 30, 2005	December 31, 2004	December 26, 2003

Internally generated revenues	$111,750	$91,035	$77,288
Subcontractor revenues	17,872	22,329	21,389
Revenues before reimbursements	$129,622	$113,364	$98,677

The Company offers its services primarily in the United States and through subsidiaries in Europe and Asia.  The following table reflects revenues (based on the location of the employee providing service) and long-lived asset information by geographic segment (in thousands):

	Years Ended
Geographic Segments	December 30, 2005	December 31, 2004	December 26, 2003
Revenues before reimbursements:
United States	$255,869	$248,786	$255,638
International	22,569	21,122	14,485
Total	$278,438	$269,908	$270,123
Long-lived assets:
United States	$29,861	$29,141	$26,592
International	1,856	2,384	1,205
Total	$31,717	$31,525	$27,797

For the years ended December 30, 2005, December 31, 2004, and December 26, 2003, the Company did not generate revenues from any single foreign country that were significant to the Company’s consolidated net revenues or hold assets in any single foreign country that were significant.

The Company earned greater than 10% of revenues from one outsourcing client for the years ended December 30, 2005, December 31, 2004, and December 26, 2003.  Revenues from this client comprised 10.6% or $29.6 million of net revenues in 2005, 12% or $33.2 million of net revenues in 2004, and 12% or $33.0 million of total revenues in 2003.  However, in June 2005, the Company received a termination for convenience notice from the client and the engagement was terminated as of December 31, 2005.

NOTE R — UNAUDITED QUARTERLY FINANCIAL DATA

(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenues before reimbursements	$68,144	$67,919	$72,717	$69,658
Reimbursements	3,662	3,772	3,887	3,393
Total revenues	71,806	71,691	76,604	73,051

Cost of services before reimbursable expenses	48,268	47,327	50,941	50,270
Reimbursable expenses	3,662	3,772	3,887	3,393
Total cost of services	51,930	51,099	54,828	53,663

Gross profit	19,876	20,592	21,776	19,388

Selling expenses	6,758	7,094	7,621	6,504
General and administrative expenses	14,739	14,601	14,591	17,413
Loss from operations	(1,621)	(1,103)	(436)	(4,529)
Other income (expense):
Interest income, net	230	210	234	317
Other expense, net	—	(33)	(18)	(13)
Loss from continuing operations before income tax expense (benefit)	(1,391)	(926)	(220)	(4,225)
Income tax expense (benefit)	(639)	6,000	20	5,929
Loss from continuing operations	(752)	(6,926)	(240)	(10,154)
Loss on discontinued operations, net of tax	(537)	—	—	—
Net loss	$(1,289)	$(6,926)	$(240)	$(10,154)

Basic net loss per share:
Loss from continuing operations	$(0.03)	$(0.28)	$(0.01)	$(0.41)
Loss on discontinued operations	(0.02)	—	—	—
Net loss per share	$(0.05)	$(0.28)	$(0.01)	$(0.41)

Diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.28)	$(0.01)	$(0.41)
Loss on discontinued operations	(0.02)	—	—	—
Net income (loss) per share	$(0.05)	$(0.28)	$(0.01)	$(0.41)

Weight average shares used in computing:
Basic net loss per share	24,475	24,343	24,468	24,481
Diluted net loss per share	24,475	24,343	24,468	24,481

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
				(As Restated)
2004
Revenues before reimbursements	$65,353	$67,237	$65,302	$72,016
Reimbursements	3,980	4,456	4,430	4,515
Total revenues	69,333	71,693	69,732	76,531

Cost of services before reimbursable expenses	44,531	44,792	43,681	48,910
Reimbursable expenses	3,980	4,456	4,430	4,515
Total cost of services	48,511	49,248	48,111	53,425

Gross profit	20,822	22,445	21,621	23,106

Selling expenses	7,248	7,115	6,520	6,618
General and administrative expenses	11,865	13,139	12,737	14,327
Income (loss) from operations	1,709	2,191	2,364	2,161
Other income (expense):
Interest income, net	202	142	185	255
Other income (expense), net	(21)	(110)	18	(812)
Expense for premium on repurchase of stock	(1,561)	—	—	—
Income from continuing operations before income tax expense (benefit)	329	2,223	2,567	1,604
Income tax (benefit) expense	835	975	1,135	(2,413)
Income (loss) from continuing operations	(506)	1,248	1,432	4,017
Loss on discontinued operations, net of tax	(127)	(218)	(167)	(1,561)
Net income (loss)	$(633)	$1,030	$1,265	$2,456

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.05	$0.06	$0.16
Loss on discontinued operations	—	(0.01)	(0.01)	(0.06)
Net income (loss) per share	$(0.02)	$0.04	$0.05	$0.10

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$0.05	$0.06	$0.16
Loss on discontinued operations	—	(0.01)	(0.01)	(0.06)
Net income (loss) per share	$(0.02)	$0.04	$0.05	$0.10

Weighted average shares used in calculating:
Basic net income (loss) per share	25,422	24,074	24,339	24,323
Diluted net income (loss) per share	24,422	24,340	24,405	24,564

In the fourth quarter of 2005, the Company incurred $4.1 million of severance cost, of which $1.8 million was charged to cost of services before reimbursable expenses, $500,000 to selling expenses, and $1.8 million to general and administrative expenses.  The Company also incurred $1.0 million of facility closure costs.  Additionally, in the fourth quarter of 2005, the Company’s tax provision of $5.9 million included an increase in its valuation allowance by $8.2 million due to the loss incurred during that quarter and a reevaluation of the realization of the Company’s deferred tax assets.

In the fourth quarter of 2004, the Company recorded an $800,000 impairment in its investment in a privately-held software company, and a $1.5 million impairment (included in discontinued operations) of its goodwill and fixed assets of its call center services business line.  Additionally, the Company recorded a $3.0 million reversal of deferred tax asset valuation allowance (see Note C of Notes to Consolidated Financial Statements included in this report).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

First Consulting Group, Inc.

We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2005.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 30, 2005 and December 31, 2004, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of First Consulting Group, Inc. and subsidiaries for each of the three years in the period ended December 30, 2005.  In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note A to the financial statements, the Company has restated the consolidated financial statements for 2004 and 2003.

As discussed in Note P to the financial statements, the Company changed its method of accounting for outsourcing arrangements and its method of accounting for exit or disposal activities in 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Consulting Group, Inc’s internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ GRANT THORNTON LLP

Irvine, California
March 29, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Years Ended	Description	Balance at Beginning of Period	Provision Charged (Credited) to Income	Adjustments Accounts Written Off	Balance at End of Period
December 30, 2005	Accounts receivable allowance	$1,401	$336	$(104)	$1,633

December 31, 2004	Accounts receivable allowance	$1,974	$(229)	$(344)	$1,401

December 26, 2003	Accounts receivable allowance	$1,899	$16	$59	$1,974

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Consulting Group, Inc.

	By:	/s/ STEVEN HECK
Steven Heck
President and Interim Chief Executive Officer

Date: April 19, 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Steven Heck and Thomas A. Watford, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN HECK	President and Interim Chief Executive
Steven Heck	Officer, and Director	April 19, 2006

/s/ THOMAS A. WATFORD	Executive Vice President and
Thomas A. Watford	Interim Chief Financial Officer	April 19, 2006

/s/ PHILIP H. OCKELMANN	Vice President and Controller (Principal
Philip H. Ockelmann	Accounting Officer)	April 19, 2006

/s/ DOUGLAS G. BERGERON	Chairman of the Board of Directors	April 19, 2006
Douglas G. Bergeron

/s/ MICHAEL P. DOWNEY	Director	April 19, 2006
Michael P. Downey

Signature	Title	Date

/s/ ROBERT G. FUNARI	Director	April 19, 2006
Robert G. Funari

/s/ STANLEY R. NELSON	Director	April 19, 2006
Stanley R. Nelson

/s/ F. RICHARD NICHOL	Director	April 19, 2006
F. Richard Nichol

/s/ STEPHEN E. OLSON	Director	April 19, 2006
Stephen E. Olson

/s/ FATIMA J. REEP	Director	April 19, 2006
Fatima J. Reep

/s/ CORA M. TELLEZ	Director	April 19, 2006
Cora M. Tellez

/s/ JACK O. VANCE	Director	April 19, 2006
Jack O. Vance

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Certificate of Incorporation of FCG (incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”)).

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

10.8

First Amendment to Credit Agreement between FCG and Wells Fargo Bank, National Association dated May 3, 2004 (incorporated by reference to Exhibit 10.8 to FCG’s Annual Report on Form 10-K filed March 16, 2005).

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

10.18*	Paragon Solutions, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.22 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.18.1*	Paragon Solutions, Inc. Incentive Stock Plan – Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.22.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.18.2*	Paragon Solutions, Inc. Incentive Stock Plan – Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.22.2 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.19*	Paragon Solutions, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.19.1*	Paragon Solutions, Inc. Non-Employee Director Stock Option Plan – Stock Option Agreement (incorporated by reference to Exhibit 10.23.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

10.20	Stock Repurchase Agreement dated February 27, 2004 between FCG and David S. Lipson (incorporated by reference to Exhibit 99.2 to FCG’s Current Report on Form 8-K filed February 27, 2004).

10.21*	Employment Agreement dated March 22, 2004 between FCG and Mary Franz (incorporated by reference to Exhibit 10.2 to FCG’s Quarterly Report on Form 10-Q filed May 5, 2004).

10.22*	Separation Agreement dated May 14, 2005 between FCG and Walter J. McBride (disclosed in Item 1.01 of FCG’s Current Report on Form 8-K filed March 18, 2005).

10.23*	Letter Agreement dated May 17, 2005 between FCG and Mitch Morris (incorporated by reference to Exhibit 10.1 to FCG’s Quarterly Report on Form 10-Q filed August 10, 2005).

10.24*	Form of Change in Control Agreement for Section 16 Officers (incorporated by reference to Exhibit 10.1 to FCG’s Current Report on Form 8-K filed July 5, 2005).

10.25*	Separation Agreement dated November 21, 2005 between FCG and Luther J. Nussbaum (incorporated by reference to Exhibit 10.1 to FCG’s Current Report on Form 8-K filed November 22, 2005).

11.1

Statement of Computation of Earnings (Loss) per Share for FCG (contained in “Notes to Consolidated Financial Statements – Note A – Description of Business and Summary of Significant Accounting Policies – Basic and Diluted Net Income (Loss) Per Share” of this Report).

14.1	First Consulting Group, Inc. Code of Business Conduct and Ethics dated August 1, 2003 (incorporated by reference to Exhibit 14.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).

21.1	Subsidiaries of FCG.

23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.

24.1	Power of Attorney (contained on the signature page of this Report).

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*              Management contract, compensation plan