Form 10-Q
period 2006-03-31
FIRST CONSULTING GROUP INC
filed 2006-05-10
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	24,947,523
(Class)	(Outstanding at April 28, 2006)

First Consulting Group, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2006	December 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,748	$35,106
Accounts receivable, less allowance of $1,574 and $1,633 as of March 31, 2006 and December 30, 2005, respectively	21,581	20,993
Unbilled receivables	15,298	12,352
Prepaid expenses and other current assets	4,087	3,532
Total current assets	73,714	71,983

Property and equipment:
Furniture, equipment, and leasehold improvements	3,509	3,475
Information systems equipment and software	31,291	30,220
	34,800	33,695
Less accumulated depreciation and amortization	22,692	21,365
	12,108	12,330

Other assets:
Executive benefit trust	10,141	10,141
Long-term accounts receivable, net	2,486	1,661
Deferred contract costs	3,479	3,476
Goodwill, net	18,159	18,159
Intangibles, net	1,035	1,228
Other	2,712	2,654
	38,012	37,319
Total assets	$123,834	$121,632

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

	March 31, 2006	December 30, 2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,982	$1,685
Accrued liabilities	4,583	5,280
Accrued payroll and payroll taxes	1,746	1,595
Accrued vacation	6,208	7,082
Accrued employee benefits	1,646	2,741
Accrued severance	471	2,813
Accrued incentive compensation	1,809	1,113
Customer advances	8,000	7,201
Accrued restructuring	2,818	3,204
Total current liabilities	29,263	32,714
Non-current liabilities:
Supplemental executive retirement plan	9,531	10,172
Total non-current liabilities	9,531	10,172
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 24,841,256 shares issued and outstanding at March 31, 2006 and 24,567,759 shares issued and outstanding at December 30, 2005	25	25
Additional paid-in capital	92,975	91,202
Deficit	(8,036)	(12,558)
Accumulated other comprehensive income	76	77
Total stockholders’ equity	85,040	78,746
Total liabilities and stockholders’ equity	$123,834	$121,632

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended
	(unaudited)
	March 31, 2006	April 1, 2005

Revenues before reimbursements	$66,686	$68,144
Reimbursements	3,779	3,662
Total revenues	70,465	71,806

Cost of services before reimbursable expenses	48,593	52,490
Reimbursable expenses	3,779	3,662
Total cost of services	52,372	56,152

Gross profit	18,093	15,654

Selling expenses	4,379	6,758
General and administrative expenses	9,175	10,517
Income (loss) from operations	4,539	(1,621)
Other income (expense):
Interest income, net	338	230
Other expense, net	(15)	—
Income (loss) from continuing operations before income taxes	4,862	(1,391)
Income tax provision (benefit)	340	(639)
Income (loss) from continuing operations	4,522	(752)
Loss on discontinued operations, net of tax benefit	—	(537)
Net income (loss)	$4,522	$(1,289)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations, net of tax	$0.18	$(0.03)
Loss on discontinued operations, net of tax	—	(0.02)
Net income (loss)	$0.18	$(0.05)

Weighted average shares used in computing:
Basic net income (loss) per share	24,705	24,475
Diluted net income (loss) per share	24,910	24,475

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended
	(unaudited)
	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net income (loss):	$4,522	$(1,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,752	1,493
Intangible amortization	193	381
Provision for bad debts	(75)	—
Loss on sale of assets	47	2
Stock-based compensation	193	1
Loss on operations of discontinued operations, net of tax benefit	—	537
Change in assets and liabilities:
Accounts receivable	(513)	1,670
Unbilled receivables	(2,946)	(3,015)
Prepaid expenses and other	(555)	(1,369)
Long term account receivable	(825)	453
Deferred contract costs	(3)	137
Other assets	(95)	68
Accounts payable	297	955
Other accrued liabilities	(697)	(1,090)
Accrued payroll and related tax	151	(589)
Accrued vacation	(874)	752
Accrued employee benefits	(1,095)	745
Accrued severance	(2,342)	429
Accrued incentive compensation	696	(342)
Customer advances	799	(176)
Accrued restructuring costs	(386)	(647)
Deferred income taxes	—	(639)
Supplemental executive retirement plan	(641)	255
Other	(4)	(11)
Net cash used in operating activities of continuing operations	(2,401)	(1,289)
Net cash used in operating activities of discontinued operations	—	(596)
Net cash used in operating activities	(2,401)	(1,885)
Cash flows from investing activities:
Proceeds from sale/maturity of investments	—	4,921
Purchase of property and equipment	(1,603)	(1,619)
Net cash provided by (used in) investing activities of continuing ops	(1,603)	3,302
Net cash provided by investing activities of discontinued ops	—	38
Net cash provided by (used in) investing activities	(1,603)	3,340
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	1,593	145
Proceeds from notes receivable and tax loan payments	24	7
Capital stock repurchase	—	(2,519)
Net cash provided by (used in) financing activities	1,617	(2,367)
Effect of exchange rate changes on cash and cash equivalents	29	(71)
Net change in cash and cash equivalents	(2,358)	(983)
Cash and cash equivalents at beginning of period	35,106	15,012
Cash and cash equivalents at end of period	$32,748	$14,029
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4	$42
Cash paid (received) during the year for income taxes, net of refunds	$(89)	$33
Supplemental disclosure of non-cash investing and financing activities
Release from escrow of common stock to complete acquisition of business	$—	$900

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1                    Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet of First Consulting Group, Inc. (the “Company” or “FCG”) at March 31, 2006 and consolidated statements of operations and consolidated statements of cash flows for the periods ended March 31, 2006 and April 1, 2005 are unaudited. These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at March 31, 2006 and the results of operations for the three-month periods ended March 31, 2006 and April 1, 2005. The results of operations and cash flows for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 29, 2006. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 2005 included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Revised Presentation of Consolidated Statements of Cash Flow

The Company has stated the operating, investing, and financing portions of the cash flows of discontinued operations as separate lines within each such category for all periods presented, while in prior reports, they were reported on a combined basis.

Revised Presentation of Cost Classification

Commencing with the first quarter of 2006, the Company has changed the way some expenses are classified from general and administrative expense to cost of services. Management believes these changes better match the nature of the expense to its expense classification, and are consistent with other peer companies’ reporting. Historically, the Company has only included salary and benefits costs of client-serving staff, and costs of subcontractors in cost of services, a classification methodology emanating from the Company’s origins as a consulting firm. As the Company’s outsourcing business has evolved and developed data center and call center capabilities, and the Company has moved forward with an offshore sourcing strategy, infrastructure costs of providing these services have grown dramatically. Since these costs have not been for staff or subcontractors, per the Company’ prior definition of cost of services, they have been classified as general and administrative. The Company is now classifying these types of costs as cost of services. This primarily affects the Company’s outsourcing businesses, its Software Services business, and its “Other” segment, where the costs of the shared service centers for both infrastructure and offshore sourcing are included.

Stock-Based Compensation

Adoption of SFAS 123R

On December 31, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related interpretations, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated grant date fair values. Previously, the Company elected to account for these share-based payment awards using the intrinsic-value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. Under the intrinsic-value method in APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company grants options with an exercise price equal to the market value of the common stock on the date of grant, therefore no compensation expense was recognized related to those options for the three months ended April 1, 2005. Further, none of the grants contains any market or company-performance conditions.

The Company adopted SFAS 123R using the modified prospective transition method which requires applying the standard as of December 31, 2005 (“the adoption date”). The modified prospective transition method does not allow for the restatement of prior periods and accordingly, the results of operations for the quarter ended March 31, 2006 and future periods will not be comparable to historical results of operations. Under this transition method, SFAS 123R applies to new equity awards and to equity awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the adoption date shall be recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant date fair value of those awards as calculated in the prior period pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Changes to the grant date fair value of equity awards granted before the effective date are precluded.

Upon adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through December 30, 2005 will continue to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after December 31, 2005 will be recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three to four years.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures have been estimated based on the Company’s historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

Valuation and Expense Information under SFAS 123R

As a result of adopting SFAS 123R, expense associated with stock-based compensation for the three months ended March 31, 2006 is $193,000, which had the effect of reducing basic and diluted earnings per share by $0.01 for the quarter. Stock-based compensation included $76,000 as a component of cost of services, $37,000 as a component of selling expense, and $80,000 as a component of general and administrative expense. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. In the first quarter of 2006, there were no tax benefits resulting from tax deductions in excess of the compensation cost recognized. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the quarter ended March 26, 2006.

The Company has historically used the Black-Scholes option pricing model to value its options under SFAS 123, and has elected to continue to do so under SFAS 123R. The fair value of each option granted during the three months ended March 31, 2006 was estimated on the date of grant using such model with the following assumptions:

Three Months Ended March 31 , 2006
Expected volatility	40.0%
Risk-free interest rate	4.7%
Expected dividends	—

Expected volatilities are based on the Company’s historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is zero as the Company does not expect to pay dividends in the future. During the three months ended March 31, 2006, the Company only issued its automatic annual option grant to its Board of Directors for 36,000 options, and did not grant any options to its employees, although it does intend to do so in the future.

Stock option activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 30, 2005	4,665,491	$7.43
Grants	36,000	$5.87
Exercised	(275,567)	$5.83
Cancelled	(397,789)	$8.74
Outstanding at March 31, 2006	4,028,135	$7.39	5.32

Exercisable at March 31, 2006	3,367,519	$7.75	4.83

Pro Forma Information Under SFAS 123 For Periods Prior to 2006

For the periods prior to 2006, the Company elected to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net loss per weighted average share had the Company adopted the fair value recognition provisions of SFAS 123 for the three months ended April 1, 2005 (in thousands, except per share amounts):

		Three Months Ended April 1, 2005
Net loss		$(1,289)
Deduct:	Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(241)
Add:	Amount of such stock-based expense included in net loss under APB 25	—
Pro forma net loss		$(1,530)

Basic and diluted loss per share	As reported	$(0.05)
	Pro forma	$(0.06)

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

The following represents a reconciliation of basic and diluted net income (loss) per share for the three-month periods ended March 31, 2006 and April 1, 2005 (in thousands, except per share data):

	Three Months Ended
	March 31, 2006	April 1, 2005

Income (loss) from continuing operations	$4,522	$(752)
Loss on discontinued operations, net of tax benefit	—	(537)
Net income (loss)	$4,522	$(1,289)

Basic weighted average number of shares outstanding	24,705	24,475
Effect of dilutive options and contingent shares	205	—
Diluted weighted average number of shares outstanding	24,910	24,475

Basic and diluted per share:
Income (loss) from continuing operations	$0.18	$(0.03)
Loss on discontinued operations, net of tax benefit	—	(0.02)
Net income (loss) per share	$0.18	$(0.05)

For the three months ended March 31, 2006 and April 1, 2005, there were 2,768,983 and 5,243,526 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income (loss) per share.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill and long-lived and intangible assets, other accrued liabilities, income taxes including the amount of tax asset valuation allowance required, restructuring costs, litigation and disputes, and the allowance for doubtful accounts.

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

Note 2                    Investments

At March 31, 2006 and December 30, 2005, the Company had $325,000 of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included within other assets.

Note 3                    Long-Term Receivable

At March 31, 2006, the Company carried a $2.5 million long-term account receivable. Of this amount, $2.1 million represents the discounted value of the deferral of one and one-half month’s revenue on an outsourcing contract which began in August 2005. This payment has been deferred until the current expiration date of the contract in December 2009. The receivable was discounted using an interest rate of 7% and the unamortized discount at March 31, 2006 was $630,000.

Note 4                    Stock Repurchase

On February 23, 2005, the Company repurchased certain shares of the Company’s common stock which had been part of the consideration paid for the purchase of an entity acquired in fiscal year 2002 from the shareholders of that acquired entity. A total of 422,018 shares were repurchased for approximately $2.5 million in cash. The repurchased shares were subsequently cancelled.

Note 5                    Goodwill and Intangible Assets

Under SFAS 142, the Company no longer amortizes its goodwill and is required to complete an annual impairment testing which is performed during the fourth quarter of each year. The Company believes that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period. Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations. The impairment test requires the Company to forecast future cash flows, which involves significant judgment.  Accordingly, if expectations of future operating results change, or if there are changes to other assumptions, estimates of the fair value of reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on consolidated financial statements. The Company performed an impairment test on each of its components of goodwill as of the fourth quarter of fiscal year 2005 and determined that none of its goodwill was impaired. As of March 31, 2006 the Company has $18.2 million of goodwill and $1.0 million of intangible assets recorded on its balance sheet.

There were no changes in the net carrying amounts of goodwill for the three months ended March 31, 2006. The amounts of goodwill are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Government & Technology Services	Total
Balance as of December 30, 2005	$3,225	$5,193	$1,481	$8,260	$18,159
Acquired	—	—	—	—	—
Balance as of March 31, 2006	$3,225	$5,193	$1,481	$8,260	$18,159

As of March 31, 2006, the Company had the following acquired intangible assets (in thousands):

Customer Related
Balance as of December 30, 2005	$1,228

Amortization	(193)

Balance as of March 31, 2006	$1,035

Amortization Period in Years	2 -4

The following table summarizes the estimated remaining annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2006 (remainder of year)	$579
2007	456
Total	$1,035

Note 6                    Restructuring Costs

At March 31, 2006, the Company had approximately $2.8 million in restructuring accrual which related to facility closure costs incurred in prior years, primarily in the Life Sciences segment. In February 2006, the Company signed an agreement with a landlord to return excess space to them. As part of the agreement, the Company is required to make $2.9 million of payments to the landlord in equal installments over the last ten months of fiscal year 2006 in order to extinguish the Company’s obligations under the lease.

The restructuring cost liability activity through March 31, 2006 is summarized as follows (in thousands):

Accrual balance at December 30, 2005	$3,204
Cash payments	(386)
Accrual balance at March 31, 2006	$2,818

Note 7                    Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months ended March 31, 2006 and April 1, 2005, is as follows (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005
Net income (loss)	$4,522	$(1,289)

Foreign currency translation adjustment	5	(100)
Unrealized loss on investments	(6)	—
Other comprehensive income (loss), net of tax	(1)	(100)

Comprehensive income (loss)	$4,521	$(1,389)

Note 8                    Discontinued Operations

On December 7, 2004, the Company’s Board of Directors approved a plan to sell and exit its clinical and non-clinical Call Center Services (“CCS”) operation due to recurring losses. On February 2, 2005, the Company executed a definitive agreement with the MPB Group, LLC, d/b/a The Beryl Companies. FCG received 12 monthly payments of $12,500, totaling $150,000, for selected customer contracts. The disposal plan consisted primarily of the termination of normal CCS activity, calculation of termination benefits for the existing CCS employees, termination of a lease agreement, abandonment of property and equipment, collection of accounts receivable, and settlement of liabilities. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” this disposal represents a discontinued operation.

Since April 1, 2005, there have been no remaining activities in this business. A summary of results for CCS for the quarter ended April 1, 2005 included revenues of $631,000 and a pre-tax loss of $866,000 which related to the sales, operation, and wind-down of the business, including $276,000 related to severance costs for the remaining staff of 37 people. This pretax loss resulted in a net loss of $537,000 after a 38% tax benefit.

Note 9                    Disclosure of Segment Information

For fiscal year 2006, the Company has the following six reportable segments:

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

•      Government and Technology Services - the delivery of consulting services to government clients, and the delivery of blended-shore software development; and

•      Software Products - the delivery of solutions involving the use of software to health delivery clients.

Additionally, the Company has three shared service centers that provide services to multiple business segments. These shared service centers include FCG India, Integration Services, and Infrastructure Services. The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost.

Due to an organizational change that the Company made which took effect at the beginning of 2006, the Technology Staffing Services (TSS) group has been moved from Government and Technology Services to “Other.”  FCG has reclassified previous segment reporting in accordance with SFAS 131. The history shown in the financial tables included with this release is now consistent with these changes. This business is being de-emphasized by the Company. Although some of the billable staff who were previously included in this business area have been transferred to several of the Company’s other segments as part of this organizational change, it is impractical to reclassify the effect on those segments in prior years. Additionally, the Health Delivery Sales group has been disbanded as a separate group serving both Health Delivery Services and Health Delivery Outsourcing, with all selling costs now being contained within each individual unit. FCG has reclassified such prior year costs to each unit based on an estimate of the services provided to that unit by the Health Delivery Sales group.

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

The following segment information is for the quarters ended March 31, 2006 and April 1, 2005 (in thousands):

For the three months ended March 31, 2006:

(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$15,395	$27,433	$42,828	$7,747	$6,823	$7,698	$958	$632	$66,686
Reimbursements	2,303	37	2,340	211	916	291	13	8	3,779
Total revenues	17,698	27,470	45,168	7,958	7,739	7,989	971	640	70,465
Cost of services before reimbursable expenses	9,439	24,046	33,485	4,745	4,551	4,776	812	224	48,593
Reimbursable expenses	2,303	37	2,340	211	916	291	13	8	3,779
Total cost of services	11,742	24,083	35,825	4,956	5,467	5,067	825	232	52,372
Gross profit	5,956	3,387	9,343	3,002	2,272	2,922	146	408	18,093
Selling expenses	2,120	162	2,282	883	473	574	118	49	4,379
General & administrative expenses	2,171	1,883	4,054	2,161	1,103	1,043	258	556	9,175
Income (loss) from operations	$1,665	$1,342	$3,007	$(42)	$696	$1,305	$(230)	$(197)	$4,539

For the three months ended April 1, 2005:

(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$16,069	$30,736	$46,805	$8,715	$4,010	$6,151	$537	$1,926	$68,144
Reimbursements	2,517	132	2,649	197	581	125	21	89	3,662
Total revenues	18,586	30,868	49,454	8,912	4,591	6,276	558	2,015	71,806
Cost of services before reimbursable expenses	10,815	26,935	37,750	4,580	3,259	3,707	884	2,310	52,490
Reimbursable expenses	2,517	132	2,649	197	581	125	21	89	3,662
Total cost of services	13,332	27,067	40,399	4,777	3,840	3,832	905	2,399	56,152
Gross profit	5,254	3,801	9,055	4,135	751	2,444	(347)	(384)	15,654
Selling expenses	2,107	810	2,917	1,905	536	563	142	695	6,758
General & administrative expenses	3,187	1,823	5,010	2,480	740	1,050	361	876	10,517
Income (loss) from operations	$(40)	$1,168	$1,128	$(250)	$(525)	$831	$(850)	$(1,955)	$(1,621)

The “other” column includes reclassifications related to the charging out of the shared service centers described above, as well as the results of the remainder of the TSS business discussed above, with the net loss in that column primarily consisting of under absorption of shared service center or support costs into the segments, and a loss incurred by the TSS business.

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on three projects in 2005, and one project in 2006. The breakdown of revenue in Health Delivery Outsourcing is as follows (in thousands):

	Three Months Ended
	March 31, 2006	April 1, 2005
Internally generated revenues	$26,131	$25,093
Subcontractor revenues	1,302	5,643

Revenues before reimbursements	$27,433	$30,736

Note 10                  Income Taxes

                The Company recorded a $340,000 tax provision for the quarter ended March 31, 2006 versus a $639,000 tax benefit for the quarter ended April 1, 2005. The 7% tax provision for the quarter ended March 31, 2006 was for estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the Company's net operating loss carryforwards offset most of the federal and certain state tax liabilities. The 46% tax benefit in the quarter ended April 1, 2005 was based on full taxation of the then anticipated profit for fiscal year as whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH IN PART II, ITEM 1A OF THIS REPORT AND CONTAINED IN OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia. We generate substantially all of our revenues from fees for information technology outsourcing services and professional services.

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client. For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the staff members assigned to the engagement. Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions. Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service. Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products. Revenues from our software licensing and maintenance were approximately 2.7% of our net revenues in fiscal year 2005 and 4.6% of our net revenues in the first quarter of fiscal year 2006. We expect our software licensing revenues to continue to grow incrementally during our 2006 fiscal year. We also expect our services revenues associated with the implementation of our software products to continue to become a more significant part of our overall services revenues.

Provisions are made for estimated uncollectible amounts based on our historical experience. We may obtain payment in advance of providing services. These advances are recorded as customer advances and reflected as a liability on our balance sheet until services are provided. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

Out-of-pocket expenses billed and reimbursed by clients are included in total revenues, and then deducted to determine revenues before reimbursements (“net revenues”). For purposes of analysis, all percentages in this discussion are stated as a percentage of net revenues, since we believe that this is the more relevant measure of our business.

Cost of services primarily consists of the salaries, bonuses, and related benefits of client-serving staff, subcontractor expenses, and infrastructure costs related to services provided to clients and in our offshore shared service center. Selling expenses primarily consist of the salaries, benefits, travel, and other costs of our sales force, as well as marketing and market research expenses. General and administrative expenses primarily consist of costs to support our business such as non-billable travel, internal information systems and infrastructure, salaries and expenses for executive management, financial accounting and administrative personnel, and legal and other professional services. As staff related costs are relatively fixed in the short term, variations in our revenues and operating results in our CSI business can occur as a result of variations in billing margins and utilization rates of our billable associates.

Our most significant expenses are our human resource and related salary and benefit expenses. As of March 31, 2006, approximately 1,342 of our 2,394 employees are billable consultants and software developers. Another 746 employees are part of our outsourcing business. The salaries and benefits of such billable personnel staff and outsourcing related employees are recognized in our cost of services. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. Approximately 12.8% of our workforce, or 306 employees, are classified as non-billable. Our cost of services as a percentage of net revenues is directly related to several factors, including, but not limited to:

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

Results of Operations for the Three Months Ended March 31, 2006 and April 1, 2005

Revenues. Our net revenues decreased to $66.7 million for the quarter ended March 31, 2006, a decrease of 2.1% from $68.1 million for the quarter ended April 1, 2005. Our total revenues decreased to $70.5 million for the quarter ended March 31, 2006, a decrease of 1.9% from $71.8 million for the quarter ended April 1, 2005. The decreases in net revenues were in Health Delivery Outsourcing and Life Sciences, offset by increases in Health Plan and Government and Technology Services. The Health Delivery Outsourcing segment had the most significant decrease, $3.3 million, or 10.7%, primarily due to the termination of two outsourcing contracts during the fourth quarter of 2005, offset in large part by the receipt of new contracts. In July 2005, we announced the early termination for convenience by The New York and Presbyterian Hospital (“NYPH”) of our approximately $30 million per year outsourcing agreement, effective December 31, 2005 (the contract was executed in November 1999 and was originally scheduled to expire in December 2006). Also, in October 2005, we announced the mutually agreed termination of our outsourcing agreement with UMass Memorial Health Care (“UMMHC”) effective November 1, 2005, with certain transition services to be performed through December 31, 2005. In August 2005, however, we began a five-year IT outsourcing agreement with one client, and a three-year agreement with another client. Outsourcing revenues in the first quarter of 2006 from these two new contracts totaled $7.9 million. In Life Sciences, net revenues decreased by $1.0 million, or 11.1%, primarily due to the completion of certain projects where we performed non-FirstDoc software work, as our focus is now on selling and servicing FirstDoc software clients. The most significant offsetting increase was in Health Plan, which increased by $2.8 million, or 70.1%, due to the receipt of a significant outsourcing contract which began during the second quarter of 2005, and increased services revenue related to market acceptance of our onshore/offshore delivery model. Government and Technology Services increased by $1.5 million, or 25.2%, primarily due to growth in our Software Services business (formerly named Paragon Solutions, Inc.), which comprises the majority of the segment, and provides offshore software development services to independent software vendors.

In March 2006, we received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire in March 2007. We currently receive annual revenues of approximately $24 million from this contract. During the current extension period, we intend to negotiate in good faith with UPHS on pricing and service levels applicable to the one year extension, and until then, current pricing and service levels apply. We currently have no assurances that the contract will be extended past the one year renewal period, and UPHS still has the right to terminate the contract for convenience on 180 days notice. If we are unable to execute a longer term renewal with UPHS or if we are unable to enter into new outsourcing engagements, our Health Delivery Outsourcing revenues would be adversely impacted. Revenues in our business units other than outsourcing are not expected to change significantly from their levels at the end of the first quarter of 2006, with some modest growth expected to continue in the Health Plan and Government and Technology Services segments. Growth in Health Delivery Services and Outsourcing is highly dependent upon capturing market share through acceptance by the health delivery market of our blended shore delivery model. Overall, if we do not otherwise convert potential opportunities in our outsourcing pipeline, we expect our percentage mix of outsourcing revenues in 2006 to be less than in prior years, primarily due to the loss of revenues associated with NYPH and UMMHC.

Cost of Services. Cost of services before reimbursable expenses decreased to $48.6 million for the quarter ended March 31, 2006, a decrease of 7.4% from $52.5 million for the quarter ended April 1, 2005. The decrease was primarily due to a $2.9 million decline in personnel and other costs in the Health Delivery Outsourcing segment related to the reduction in revenues described above. Health Delivery Services cost decreased by $1.4 million as we reduced costs in that area, primarily through staff attrition, to improve profitability. Costs in Health Plan increased by $1.3 million and costs in Government and Technology Services increased by $1.1 million in order to serve the revenue growth in those segments.

Gross Profit. Gross profit increased to $18.1 million, or 27.1% of net revenues, for the quarter ended March 31, 2006, an increase of 15.6% from $15.7 million, or 23.0% of net revenues, for the quarter ended April 1, 2005. This increase was due to increases in gross profit in Health Plan and Government and Technology Services related to the increases in revenues in those businesses described above, and in Health Delivery Services related higher labor utilization rates, partly offset by a decrease in gross profit in Life Sciences, due to the combination of the decrease in revenue described above, and increased costs related to completing a large custom software development contract.

The gross profit of Health Delivery Outsourcing, approximately 12.3% during the first quarter of 2006, is lower on a percentage basis than gross profit in our other business segments. While the gross profit percentage in this segment remained steady year over year for the first quarter, the significantly lower portion of our revenue mix coming from our Health Delivery Outsourcing segment was a major contributing factor to our overall gross profit percentage increase to 27.1% from 23.0% of net revenues, due to the lower gross profit nature of outsourcing business.

Selling Expenses. Selling expenses decreased to $4.4 million for the quarter ended March 31, 2006, a decrease of 35.2% from $6.8 million for the quarter ended April 1, 2005. This decrease was primarily due to reductions in the size of the sales force, and also to cuts in marketing costs. Selling expenses as a percentage of net revenues decreased to 6.6% for the quarter ended March 31, 2006 from 9.9% for the quarter ended April 1, 2005 for the same reasons.

General and Administrative Expenses. General and administrative expenses decreased to $9.2 million for the quarter ended March 31, 2006, a decrease of 12.8% from $10.5 million for the quarter ended April 1, 2005. This decrease was due to cost reductions which occurred during fiscal year 2005. As well as lower salary expense due to staff reductions, costs were also reduced in the areas of travel, recruiting, telecommunications, and office space. General and administrative expenses as a percentage of net revenues decreased to 13.8% for the quarter ended March 31, 2006 from 15.4% for the quarter ended April 1, 2005.

Interest Income, Net. Interest income, net of interest expense, increased to $338,000 for the quarter ended March 31, 2006, an increase of 47.0% from $230,000 for the quarter ended April 1, 2005, due to higher interest rates earned on cash and investments, partially offset by the slightly reduced level of cash and investments on which interest is earned. Interest income, net of interest expense as a percentage of net revenues increased slightly to 0.5% for the quarter ended March 31, 2006 from 0.3% for the quarter ended April 1, 2005.

Other Income (Expense), Net. Other income (expense) was negligible for the quarters ended March 31, 2006 and April 1, 2005.

Income Taxes. We recorded a $340,000 tax provision for the quarter ended March 31, 2006 versus a $639,000 tax benefit for the quarter ended April 1, 2005. The 7% tax provision for the quarter ended March 31, 2006 was for estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the net operating loss carryforwards offset most of the federal and certain state tax liabilities. The 46% tax benefit in the quarter ended April 1, 2005 was based on full taxation of the then anticipated profit for fiscal year as a whole.

Loss on Discontinued Operations. The disposition of our Coactive Call Center Service line in the first quarter of fiscal year 2005 has been accounted for as a discontinued operation, and there were no remaining activities in this business during the quarter ended March 31, 2006. During the quarter ended April 1, 2005, we incurred $866,000 of costs related to the operation and wind-down of the business. These costs, net of a 38% tax benefit, resulted in a net loss of $537,000.

Liquidity and Capital Resources

During the quarter ended March 31, 2006, we used cash flow for continuing operations of $2.4 million. We used $2.8 million to pay for severance recorded during the fourth quarter of 2005. Further, we used approximately $1.6 million of cash to purchase property and equipment, primarily information technology and related equipment. At March 31, 2006, we had cash and investments available for sale of $32.7 million compared to $35.1 million at December 30, 2005. One of our new outsourcing accounts, which began in August 2005, had a net negative impact on cash of over $2 million for the quarter ended March 31, 2006, primarily due to the deferral of fees, transition costs, and capital expenditures agreed upon when the contract was originally signed in the third quarter of 2005. During the first quarter of 2006, our cash flow benefited from $1.6 million of stock option exercises, primarily by recently terminated employees.

In February 2006, we signed an agreement with a landlord to return excess space to them. As part of the agreement, we are required to make $2.9 million of payments to the landlord in equal installments over the last ten months of fiscal year 2006 in order to extinguish our obligation. These payments will be charged against amounts that have been accrued in fiscal year 2005 and prior years for facility closure costs, and thus will affect cash flow in fiscal year 2006 without affecting pretax income.

Our days sales outstanding (DSO) of accounts receivable increased to 39 days for the first quarter of 2006 from 34 days for the fourth quarter of 2005. The increase was due to our outsourcing business becoming a smaller percentage of overall revenues after the winding down of two large outsourcing accounts. We do not currently expect any significant cash flow changes related to the other elements of the working capital cycle such as accounts payable and other accrued liabilities; however, we are susceptible to ongoing routine fluctuations in these areas.

Our cash flow in fiscal year 2006 will be highly dependent on our ability to achieve profitability. Generally, we expect any pretax profitability in fiscal year 2006 to contribute positively to cash flow. A significant amount of any future income (approximately $20 million) is not expected to be subject to federal taxation or require any significant book tax provision in our income statement.

As of March 31, 2006, the following table summarizes our contractual commitments (in thousands):

	Payments Due by Period
Contractual Obligation	Less than 1 Year	1 -3 Years	3-5 Years	More Than 5 Years	Total
Operating leases, net of subleases	$6,785	$6,485	$1,881	$374	$15,525

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

We had a revolving line of credit, under which we were allowed to borrow up to $7.0 million at an interest rate of the prevailing prime rate with an expiration of May 1, 2006. There was no outstanding balance under the line of credit at December 30, 2005. Due to repeated loan covenant violations related to our quarterly losses in 2005, we elected to discontinue the line of credit during the first quarter of 2006 rather than accept new restrictive conditions to the credit line which were proposed by the bank.

Critical Accounting Policies and Estimates

The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, cost to complete client engagements, valuation of goodwill and long-lived and intangible assets, accrued liabilities, income taxes, restructuring costs, idle facilities, litigation and disputes, and the allowance for doubtful accounts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from our estimates and we do not assume any obligation to update any forward-looking information.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue. Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue. At March 31, 2006, we had deferred $3.5 million of unamortized costs which are included in non-current assets. One of our recent contract awards includes approximately $400,000 of setup and transition costs not yet incurred, so our deferred costs are expected to increase in the second quarter of fiscal year 2006.

As part of our ongoing operations to provide services to our customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

Software license and maintenance revenues comprised approximately 4.6% of our net revenues in the first quarter of 2006. Additionally, we realized additional revenues from the implementation of our software. We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

In those more limited cases where our software arrangements do not include services essential to the functionality of the product, license fee revenues are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. We do not generally offer rights of return or acceptance clauses to our customers. In situations where we do provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among the deliverables using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered, or is spread over the term of an arrangement as a subscription.

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

Unbilled receivables of $15.3 million represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements. Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology. As of March 31, 2006, we had unbillable amounts of approximately $3.3 million, which were generally expected to be billed within one year.

We had a long-term receivable at March 31, 2006 and December 30, 2005 of $2.5 million and $1.7 million. Of the long-term receivables of $1.7 million at December 30, 2005, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract. An additional amount of approximately $800,000 related to this contract was deferred in January 2006.

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

Deferred Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns. We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized. Prior to fiscal year 2003, our net deferred tax assets had historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and other accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.

During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses, combined with the fact that we were outside the period it is allowable to carry back losses, and recorded a valuation allowance of $5.8 million in the fourth quarter of that year. During the fourth quarter of fiscal year 2004, we re-evaluated our requirement for a valuation allowance after having completed a full year in which we recorded taxable income in each quarter, and reversed $3.0 million of the valuation allowance taken in fiscal year 2003.

During the first six months of 2005, we incurred a pretax loss from continuing operations of $2.3 million. Based on such performance, we increased our deferred tax asset valuation allowance during the second quarter of 2005 by $6.0 million. Additionally, in the fourth quarter of 2005, after having incurred losses in each quarter of the fiscal year, we increased our valuation allowance by another $8.2 million such that we now have a full valuation allowance against all of our tax assets.

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

Goodwill and Intangible Assets

Under SFAS 142, we no longer amortize our goodwill and are required to complete an annual impairment testing which we perform during the fourth quarter of each year. We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period. We use various assumptions, such as discount rates, and comparable company analysis in performing these valuations. The impairment test requires us to forecast our future cash flows, which involves significant judgment.  Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements. We performed an impairment test on each of our components of goodwill as of the fourth quarter of fiscal year 2005 and determined that none of our goodwill was impaired. As of March 31, 2006, we have $18.2 million of goodwill and $1.0 million of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements included in this report).

Recent Accounting Pronouncements

In December 2004, the FASB enacted SFAS 123R which we adopted in the first quarter of 2006 (see Stock-Based Compensation in Note 1 in Item 1 of this report).

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3.”  SFAS 154 requires that all voluntary changes in accounting principles and changes required by a new accounting pronouncement that do not include specific transition provisions be applied retrospectively to prior periods’ financial statements, unless it is impracticable to do so. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe that its adoption of SFAS 154 will have a significant effect on its financial statements.

In November 2005, the FASB issued FASB Staff Position (FSP) SFAS 115-1 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  This FSP provides guidance on determining if an investment is considered to be impaired, if the impairment is other-than-temporary and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and is effective for reporting periods beginning after December 15, 2005. We previously accounted for investments in accordance with this guidance, and therefore, the adoption of this FSP will not have a material impact on the results of operations or financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, and accounts payable. Only the cash and cash equivalents which totaled $32.7 million at March 31, 2006 present us with market risk exposure resulting primarily from changes in interest rates. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $327,000. Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing and except as noted below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level.

As previously disclosed in Item 9A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 (“2005 10-K”), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the 2005 year because we did not maintain effective controls over the determination and reporting of our provision for income taxes, and we had a “material weakness” in internal controls as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board. The material weakness was related to the inaccurate identification and recording of state tax net operating losses (NOLs) during fiscal years 2000 through 2004, resulting in excess state tax contingency reserves accumulating on our balance sheet and $1.3 million of higher cumulative tax expense over those periods. The proper procedure for estimating the state deferred tax assets and the related contingency reserves is to use the income of each of our subsidiaries and the tax rates for each state jurisdiction in which such subsidiary operates in performing the calculations. In preparing the 2005 10-K, we applied the proper procedure, which resulted in management identifying the excess tax contingency reserve for the first time. The 2005 10-K correctly states our 2005 income tax expense and we restated our previously issued consolidated financial statements for the 2001 through 2004 fiscal years to account for the inaccuracies that we identified in preparing the 2005 10-K. As a result of the inaccuracies in tax accounting described above, management concluded that our controls were not effective because there were not sufficient personnel in our corporate tax department who were qualified and trained to properly calculate state deferred tax assets and contingency reserves. Since the calculation of state NOLs and the related accounting is performed on a once per year basis after all tax returns are filed for the previous year, the initial testing to confirm that the material weakness described above and in Item 9A of our 2005 10-K has been remediated will occur in late 2006. As indicated in our 2005 10-K, we are actively searching for a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes,” who will perform the appropriate detailed analysis on an ongoing basis starting in fiscal year 2006.

Except as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely to us, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.  Risk Factors.

There have been no material changes from risk factors as previously disclosed in response to Item 1A in Part I of our Annual Report on Form 10-K for the fiscal year ended December 30, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
Month #1 (December 31, 2005 – January 27, 2006)	0	$0.00	n/a	n/a
Month #2 (January 28, 2006 – February 24, 2006)	0	$0.00	n/a	n/a
Month #3 (February 25, 2006 – March 31, 2006)	2,070	$6.76	n/a	n/a
Total	2,070	$6.76	n/a	n/a

On March 3, 2006, we repurchased a total of 2,070 shares of common stock from one of our non-Section 16 officer vice presidents in private transactions, for a total purchase price of $13,993. All shares were purchased at the closing price of our common stock on Nasdaq National Market on the date of purchase, or $6.76 per share. Of the total purchase price, $13,992 of such amount was applied to outstanding loan that such vice president had with us. The remaining amount of the purchase price paid to the applicable vice presidents was intended to cover the individuals’ estimated capital gains tax on the sale. The loan was made in connection with restricted stock purchase agreements between FCG and this vice president that were entered into prior to December 2000, when we eliminated a requirement that our vice presidents purchase and hold common stock of FCG.

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

FIRST CONSULTING GROUP, INC.

Date: May 10, 2006	/s/STEVEN HECK
Steven Heck
President and Interim Chief Executive Officer

Date: May 10, 2006	/s/THOMAS A. WATFORD
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