Form 10-Q
period 2006-06-30
FIRST CONSULTING GROUP INC
filed 2006-08-09
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	25,306,945
(Class)	(Outstanding at July 28, 2006)

First Consulting Group, Inc.

Part I.     Financial Information

Item 1. Financial Statements

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2006	December 30, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,851	$35,106
Accounts receivable, less allowance of $1,489 and $1,633 as of June 30, 2006 and December 30, 2005, respectively	24,248	20,993
Unbilled receivables	14,585	12,352
Prepaid expenses and other current assets	4,394	3,532
Total current assets	86,078	71,983

Property and equipment:
Furniture, equipment, and leasehold improvements	4,470	3,475
Information systems equipment and software	30,427	30,220
	34,897	33,695
Less accumulated depreciation and amortization	24,177	21,365
	10,720	12,330

Other assets:
Executive benefit trust	10,261	10,141
Long-term accounts receivable, net	2,330	1,661
Deferred contract costs	3,799	3,476
Goodwill, net	18,159	18,159
Intangibles, net	842	1,228
Other	3,170	2,654
	38,561	37,319
Total assets	$135,359	$121,632

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)

	June 30, 2006	December 30, 2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,604	$1,685
Accrued liabilities	4,634	5,280
Accrued payroll and payroll taxes	2,913	1,595
Accrued vacation	6,210	7,082
Accrued employee benefits	2,964	2,741
Accrued severance	16	2,813
Accrued incentive compensation	1,979	1,113
Customer advances	10,147	7,201
Accrued restructuring costs	1,512	3,204
Total current liabilities	32,979	32,714
Non-current liabilities:
Supplemental executive retirement plan	9,609	10,172
Total non-current liabilities	9,609	10,172
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 25,249,548 shares issued and outstanding at June 30, 2006 and 24,567,759 shares issued and outstanding at December 30, 2005	25	25
Additional paid-in capital	95,546	91,202
Deficit	(2,875)	(12,558)
Accumulated other comprehensive income	75	77
Total stockholders’ equity	92,771	78,746
Total liabilities and stockholders’ equity	$135,359	$121,632

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	(unaudited)		(unaudited)
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenues before reimbursements	$65,526	$67,919	$132,212	$136,063
Reimbursements	3,491	3,772	7,270	7,434
Total revenues	69,017	71,691	139,482	143,497

Cost of services before reimbursable expenses	47,086	51,835	95,679	104,325
Reimbursable expenses	3,491	3,772	7,270	7,434
Total cost of services	50,577	55,607	102,949	111,759

Gross profit	18,440	16,084	36,533	31,738

Selling expenses	4,043	7,094	8,422	13,852
General and administrative expenses	9,274	10,093	18,449	20,610
Income (loss) from operations	5,123	(1,103)	9,662	(2,724)
Other income (expense):
Interest income, net	425	210	763	440
Other income (expense), net	2	(33)	(13)	(33)
Income (loss) from continuing operations before income tax provision	5,550	(926)	10,412	(2,317)
Income tax provision	389	6,000	729	5,361
Income (loss) from continuing operations	5,161	(6,926)	9,683	(7,678)
Loss on discontinued operations, net of tax benefit	—	—	—	(537)
Net income (loss)	$5,161	$(6,926)	$9,683	$(8,215)

Basic net income (loss) per share:
Income (loss) from continuing operations, net of tax	$0.21	$(0.28)	$0.39	$(0.32)
Loss on discontinued operations, net of tax	—	—	—	(0.02)
Net income (loss)	$0.21	$(0.28)	$0.39	$(0.34)

Diluted net income (loss) per share:
Income (loss) from continuing operations, net of tax	$0.20	$(0.28)	$0.38	$(0.32)
Loss on discontinued operations, net of tax	—	—	—	(0.02)
Net income (loss)	$0.20	$(0.28)	$0.38	$(0.34)

Weighted average shares used in computing:
Basic net income (loss) per share	25,045	24,343	24,875	24,409
Diluted net income (loss) per share	25,790	24,343	25,350	24,409

The accompanying notes are an integral part of these financial statements.

First Consulting Group, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	(unaudited)
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net income (loss):	$9,683	$(8,215)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,604	3,107
Intangible amortization	386	689
Provision for bad debts	(100)	—
Loss on sale/disposal of assets	374	2
Stock-based compensation	347	38
Interest income on notes receivable – stockholders	—	(39)
Loss on operations of discontinued operations, net of tax benefit	—	537
Change in assets and liabilities:
Accounts receivable	(3,155)	4,761
Unbilled receivables	(2,233)	(3,308)
Prepaid expenses and other current assets	(862)	(1,251)
Long term account receivable	(669)	453
Deferred contract costs	(323)	(260)
Other assets	(575)	—
Accounts payable	919	(177)
Accrued liabilities	(646)	(1,122)
Accrued payroll and payroll taxes	1,318	(168)
Accrued vacation	(872)	992
Accrued employee benefits	223	787
Accrued severance	(2,797)	—
Accrued incentive compensation	866	(605)
Customer advances	2,946	(9)
Accrued restructuring costs	(1,692)	(1,064)
Deferred income taxes	—	5,361
Supplemental executive retirement plan	(683)	204
Other	(113)	(146)
Net cash provided by operating activities of continuing operations	5,946	567
Net cash used in operating activities of discontinued operations	—	(427)
Net cash provided by operating activities	5,946	140
Cash flows from investing activities:
Proceeds from sale/maturity of investments	—	3,879
Purchase of property and equipment	(2,410)	(3,197)
Net cash provided by (used in) investing activities of continuing operations	(2,410)	682
Net cash provided by investing activities of discontinued operations	—	75
Net cash provided by (used in) investing activities	(2,410)	757
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	4,011	807
Proceeds from loan repayments	45	12
Capital stock repurchase	—	(2,530)
Net cash provided by (used in) financing activities	4,056	(1,711)
Effect of exchange rate changes on cash and cash equivalents	153	(218)
Net change in cash and cash equivalents	7,745	(1,032)
Cash and cash equivalents at beginning of period	35,106	15,012
Cash and cash equivalents at end of period	$42,851	$13,980
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5	$51
Cash paid during the period for income taxes, net of refunds	$318	$173
Supplemental disclosure of non-cash investing and financing activities
Release from escrow of common stock to complete acquisition of business	$—	$900

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1                    Accounting Policies

Basis of Presentation

       The accompanying consolidated balance sheet of First Consulting Group, Inc. (the “Company” or “FCG”) at June 30, 2006 and consolidated statements of operations and condensed consolidated statements of cash flows for the periods ended June 30, 2006 and July 1, 2005 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at June 30, 2006 and the results of operations for the three-month and six-month periods ended June 30, 2006 and July 1, 2005.  The results of operations and cash flows for the three-month and six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 29, 2006.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 2005 included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

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

Revised Presentation of Cost Classification

Commencing with the first quarter of 2006, the Company has changed the way some expenses are classified from general and administrative expense to cost of services.  Management believes these changes better match the nature of the expense to its expense classification, and are consistent with other peer companies’ reporting.  Historically, the Company has only included salary and benefits costs of client-serving staff, and costs of subcontractors in cost of services, a classification methodology emanating from the Company’s origins as a consulting firm.  As the Company’s outsourcing business has evolved and developed data center and call center capabilities, and the Company has moved forward with an offshore sourcing strategy, infrastructure costs of providing these services have grown dramatically.  Since these costs have not been for staff or subcontractors, per the Company’ prior definition of cost of services, they have been classified as general and administrative.  The Company is now classifying these types of costs as cost of services.  This primarily affects the Company’s outsourcing businesses, its Software Services business, and its “Other” segment, where the costs of the shared service centers for both infrastructure and offshore sourcing are included. All costs in prior years have been reclassified to be consistent with the fiscal year 2006 presentation.

Stock-Based Compensation

Adoption of SFAS 123R

On December 31, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related interpretations, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated grant date fair values.  Previously, the Company elected to account for these share-based payment awards using the intrinsic-value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements.  Under the intrinsic-value method in APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.  The Company grants options with an exercise price equal to the market value of the common stock on the date of grant, therefore no compensation expense was recognized related to those options for the six months ended July 1, 2005.  Further, none of the grants contains any market or company-performance conditions.

The Company adopted SFAS 123R using the modified prospective transition method which requires applying the standard as of December 31, 2005 (“the adoption date”). The modified prospective transition method does not allow for the restatement of prior periods and accordingly, the results of operations for the quarter ended June 30, 2006 and future periods will not be comparable to historical results of operations.  Under this transition method, SFAS 123R applies to new equity awards and to equity awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the adoption date shall be recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant date fair value of those awards as calculated in the prior period pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Changes to the grant date fair value of equity awards granted before the effective date are precluded.

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

Valuation and Expense Information under SFAS 123R

As a result of adopting SFAS 123R, expense associated with stock-based compensation for the three months and six months ended June 30, 2006 is $154,000 and $347,000, respectively, which had the effect of reducing basic and diluted earnings per share by $0.01 in each case.  Stock-based compensation included $137,000 as a component of cost of services, $67,000 as a component of selling expense, and $143,000 as a component of general and administrative expense for the six months ended June 30, 2006.  In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows.  Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  For the first six months of 2006, there were no tax benefits resulting from tax deductions in excess of the compensation cost recognized.  Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the six months ended June 30, 2006.

The Company has historically used the Black-Scholes option pricing model to value its options under SFAS 123, and has elected to continue to do so under SFAS 123R.  The fair value of each option granted during the three months and six months ended June 30, 2006 was estimated on the date of grant using such model with the following assumptions:

	Three Months Ended June 30 , 2006	Six Months Ended June 30 , 2006
Expected volatility	40.0%	40.0%
Risk-free interest rate	4.9%	4.9%
Expected dividends	—	—

Expected volatilities are based on the Company’s historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is zero as the Company does not expect to pay dividends in the future.  During the six months ended June 30, 2006, the Company issued its automatic annual option grant to its Board of Directors for 36,000 options, an additional automatic grant to a new member of the Board of Directors for 24,000 options, and a grant in June 2006 to its new Chief Executive Officer for 500,000 options.

Stock option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at December 30, 2005	4,665,491	$7.43
Grants	560,000	$8.89
Exercised	(683,859)	$5.86
Cancelled	(572,436)	$8.89
Outstanding at June 30, 2006	3,969,196	$7.69	5.80

Exercisable at June 30, 2006	2,913,460	$7.83	4.74

As of June 30, 2006, there was $1.6 million of total unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

Pro Forma Information Under SFAS 123 For Periods Prior to 2006

For the periods prior to 2006, the Company elected to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net loss per weighted average share had the Company adopted the fair value recognition provisions of SFAS 123 for the three and six months ended July 1, 2005 (in thousands, except per share amounts):

	Three Months Ended July 1, 2005	Six Months Ended July 1, 2005
Net loss	$(6,926)	$(8,215)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(439)	(680)
Add: Amount of such stock-based compensation expense included in net loss under APB 25, net of tax	—	—
Pro forma net loss	$(7,365)	$(8,895)

Basic and diluted loss per share As reported	$(0.28)	$(0.34)
Pro forma	$(0.30)	$(0.36)

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

The following represents a reconciliation of basic and diluted net income (loss) per share for the three months and six months ended June 30, 2006 and July 1, 2005 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Income (loss) from continuing operations	$5,161	$(6,926)	$9,683	$(7,678)
Loss on discontinued operations, net of tax benefit	—	—	—	(537)
Net income (loss)	$5,161	$(6,926)	$9,683	$(8,215)

Basic weighted average number of shares outstanding	25,045	24,343	24,875	24,409
Effect of dilutive options and contingent shares	745	—	475	—
Diluted weighted average number of shares outstanding	25,790	24,343	25,350	24,409

Basic per share:
Income (loss) from continuing operations	$0.21	$(0.28)	$0.39	$(0.32)
Loss on discontinued operations, net of tax benefit	—	—	—	(0.02)
Net income (loss) per share	$0.21	$(0.28)	$0.39	$(0.34)

Diluted per share:
Income (loss) from continuing operations	$0.20	$(0.28)	$0.38	$(0.32)
Loss on discontinued operations, net of tax benefit	—	—	—	(0.02)
Net income (loss) per share	$0.20	$(0.28)	$0.38	$(0.34)

For the three months ended June 30, 2006 and July 1, 2005, there were 1,135,146 and 5,218,823 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income (loss) per share.  For the six months ended June 30, 2006 and July 1, 2005, there were 1,952,065 and

5,231,175 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income (loss) per share.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, the Company evaluates its estimates, including those related to revenue recognition, valuation of goodwill, stock-based compensation, long-lived and intangible assets, other accrued liabilities, income taxes including the amount of tax asset valuation allowance required, restructuring costs, litigation and disputes, and the allowance for doubtful accounts.

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

New Accounting Standard – Accounting for Uncertainty in Income Taxes

  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, de-recognition, classification, and disclosure of tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 in the first quarter of 2007.  Management has not yet determined the impact that FIN 48 will have on its consolidated financial statements or on the effective tax rate in future periods.

Note 2                    Investments

At June 30, 2006 and December 30, 2005, the Company had $325,000 of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included within other assets.

Note 3                    Long-Term Receivable

At June 30, 2006, the Company carried a $2.3 million long-term account receivable.  Of this amount, $2.1 million represents the discounted value of the deferral of one and one-half month’s revenue on an outsourcing contract which began in August 2005.  This payment has been deferred until the current expiration date of the contract in December 2009.  The receivable was discounted using an interest rate of 7% and the unamortized discount at June 30, 2006 was $593,000.

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

Note 5                    Goodwill and Intangible Assets

Under SFAS 142, the Company no longer amortizes its goodwill and is required to complete an annual impairment testing which is performed during the fourth quarter of each year.  The Company believes that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations.  The impairment test requires the Company to forecast future cash flows, which involves significant judgment.   Accordingly, if expectations of future operating results change, or if there are changes to other assumptions, estimates of the fair value of reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on the consolidated financial statements.  The Company performed an impairment test on each of its components of goodwill as of the fourth quarter of fiscal year 2005 and determined that none of its goodwill was impaired.  As of June 30, 2006, the Company had $18.2 million of goodwill and $842,000 of amortizable intangible assets recorded on its balance sheet.

There were no changes in the net carrying amounts of goodwill for the six months ended June 30, 2006.  The amounts of goodwill are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Government & Technology Services	Total
Balance as of December 30, 2005	$3,225	$5,193	$1,481	$8,260	$18,159
Acquired	—	—	—	—	—
Balance as of June 30, 2006	$3,225	$5,193	$1,481	$8,260	$18,159

As of June 30, 2006, the Company had the following acquired intangible assets (in thousands):

Customer Related
Balance as of December 30, 2005	$1,228
Amortization	(386)
Balance as of June 30, 2006	$842
Amortization Period in Years	4

The following table summarizes the estimated remaining annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2006 (remainder of year)	$386
2007	456
Total	$842

Note 6                    Restructuring Costs

At June 30, 2006, the Company had approximately $1.5 million in restructuring accrual which related to facility closure costs incurred in prior years, primarily in the Life Sciences segment.  In February 2006, the Company signed an agreement with a landlord to return excess space.  As part of the agreement, the Company is required to make $2.9 million of payments to the landlord in equal installments over the last ten months of fiscal year 2006 in order to extinguish the Company’s obligations under the lease.

The restructuring cost liability activity through June 30, 2006 is summarized as follows (in thousands):

Accrual balance at December 30, 2005	$3,204
Cash payments	(1,692)
Accrual balance at June 30, 2006	$1,512

Note 7                    Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months and six months ended June 30, 2006 and July 1, 2005, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net income (loss)	$5,161	$(6,926)	$9,683	$(8,215)

Foreign currency translation adjustment	5	(290)	10	(390)
Unrealized loss on investments	(6)	(1)	(12)	(1)
Other comprehensive loss, net of tax	(1)	(291)	(2)	(391)

Comprehensive income (loss)	$5,160	$(7,217)	$9,681	$(8,606)

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

•                  Government and Technology Services - the delivery of consulting services to government clients, and the delivery of blended shore software development; and

•                  Software Products - the delivery of solutions involving the use of software to health delivery clients.

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

The following segment information is for the three months and six months ended June 30, 2006 and July 1, 2005 (in thousands):

For the three months ended June 30, 2006:
(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$13,881	$26,780	$40,661	$8,339	$7,410	$7,921	$787	$408	$65,526
Reimbursements	1,958	32	1,990	188	938	355	18	2	3,491
Total revenues	15,839	26,812	42,651	8,527	8,348	8,276	805	410	69,017
Cost of services before reimbursable expenses	8,388	23,044	31,432	4,545	5,302	4,865	670	272	47,086
Reimbursable expenses	1,958	32	1,990	188	938	355	18	2	3,491
Total cost of services	10,346	23,076	33,422	4,733	6,240	5,220	688	274	50,577
Gross profit	5,493	3,736	9,229	3,794	2,108	3,056	117	136	18,440
Selling expenses	1,654	270	1,924	846	564	556	123	30	4,043
General & administrative expenses	2,336	1,950	4,286	2,076	1,014	1,019	247	632	9,274
Income (loss) from operations	$1,503	$1,516	$3,019	$872	$530	$1,481	$(253)	$(526)	$5,123

For the three months ended July 1, 2005:
(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$17,097	$28,659	$45,756	$8,844	$4,121	$6,994	$593	$1,611	$67,919
Reimbursements	2,532	238	2,770	224	546	110	32	90	3,772
Total revenues	19,629	28,897	48,526	9,068	4,667	7,104	625	1,701	71,691
Cost of services before reimbursable expenses	10,531	26,290	36,821	4,851	3,200	3,953	976	2,034	51,835
Reimbursable expenses	2,532	238	2,770	224	546	110	32	90	3,772
Total cost of services	13,063	26,528	39,591	5,075	3,746	4,063	1,008	2,124	55,607
Gross profit (loss)	6,566	2,369	8,935	3,993	921	3,041	(383)	(423)	16,084
Selling expenses	2,232	900	3,132	1,879	606	600	132	745	7,094
General & administrative expenses	3,148	1,632	4,780	2,165	784	1,072	415	877	10,093
Income (loss) from operations	$1,186	$(163)	$1,023	$(51)	$(469)	$1,369	$(930)	$(2,045)	$(1,103)

For the six months ended June 30, 2006:
(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$29,276	$54,213	$83,489	$16,086	$14,233	$15,619	$1,745	$1,040	$132,212
Reimbursements	4,261	69	4,330	399	1,854	646	31	10	7,270
Total revenues	33,537	54,282	87,819	16,485	16,087	16,265	1,776	1,050	139,482
Cost of services before reimbursable expenses	17,827	47,090	64,917	9,290	9,853	9,641	1,482	496	95,679
Reimbursable expenses	4,261	69	4,330	399	1,854	646	31	10	7,270
Total cost of services	22,088	47,159	69,247	9,689	11,707	10,287	1,513	506	102,949
Gross profit	11,449	7,123	18,572	6,796	4,380	5,978	263	544	36,533
Selling expenses	3,774	432	4,206	1,729	1,037	1,130	241	79	8,422
General & administrative expenses	4,507	3,833	8,340	4,237	2,117	2,062	505	1,188	18,449
Income (loss) from operations	$3,168	$2,858	$6,026	$830	$1,226	$2,786	$(483)	$(723)	$9,662

For the six months ended July 1, 2005:
(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Government & Technology Services	Software Products	Other	Totals
Revenues before reimbursements	$33,166	$59,395	$92,561	$17,559	$8,131	$13,145	$1,130	$3,537	$136,063
Reimbursements	5,049	370	5,419	421	1,127	235	53	179	7,434
Total revenues	38,215	59,765	97,980	17,980	9,258	13,380	1,183	3,716	143,497
Cost of services before reimbursable expenses	21,346	53,225	74,571	9,431	6,459	7,660	1,860	4,344	104,325
Reimbursable expenses	5,049	370	5,419	421	1,127	235	53	179	7,434
Total cost of services	26,395	53,595	79,990	9,852	7,586	7,895	1,913	4,523	111,759
Gross profit (loss)	11,820	6,170	17,990	8,128	1,672	5,485	(730)	(807)	31,738
Selling expenses	4,339	1,710	6,049	3,784	1,142	1,163	274	1,440	13,852
General & administrative expenses	6,335	3,455	9,790	4,645	1,524	2,122	776	1,753	20,610
Income (loss) from operations	$1,146	$1,005	$2,151	$(301)	$(994)	$2,200	$(1,780)	$(4,000)	$(2,724)

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

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on three projects in 2005, and one project in 2006.  The breakdown of revenue in Health Delivery Outsourcing is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Internally generated revenues	$25,306	$23,469	$51,437	$48,562
Subcontractor revenues	1,474	5,190	2,776	10,833
Revenues before reimbursements	$26,780	$28,659	$54,213	$59,395

Note 10                  Income Taxes

The Company recorded a $729,000 tax provision for the six months ended June 30, 2006 versus a $5.4 million tax provision for the six months ended July 1, 2005.  The 7% tax provision for the six months ended June 30, 2006 was for annual estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the Company’s net operating loss carryforwards offset most of the federal and certain state tax liabilities.  The tax provision for the six months ended July 1, 2005 primarily consisted of a $6.0 million tax asset valuation allowance.  The valuation allowance was recorded as a result of the historical losses the Company had incurred, creating additional negative evidence as to the uncertainty of its ability to realize the deferred tax assets, as assessed per the guidance of the applicable tax accounting standard, SFAS 109.

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

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the staff members assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 3.1% of our net revenues in fiscal year 2005 and 4.3% of our net revenues for the six months ended June 30, 2006.  We expect our software licensing and related implementation revenues to continue to grow incrementally during our 2006 fiscal year.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of June 30, 2006, approximately 1,345 of our 2,391 employees are billable consultants and software developers.  Another 727 employees are part of our outsourcing business.  The salaries and benefits of such billable personnel staff and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 13.3% of our workforce, or 319 employees, are classified as non-billable.  Our cost of services as a percentage of net revenues is directly related to several factors, including, but not limited to:

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

Results of Operations for the Three Months Ended June 30, 2006 and July 1, 2005

Revenues.  Our net revenues were $65.5 million for the quarter ended June 30, 2006, a decrease of 3.5% from $67.9 million for the quarter ended July 1, 2005.  Our total revenues were $69.0 million for the quarter ended June 30, 2006, a decrease of 3.7% from $71.7 million for the quarter ended July 1, 2005.  The decline in net revenues was primarily due to decreases in Health Delivery Services and Health Delivery Outsourcing, offset by increases in Health Plan and Government and Technology Services.  The Health Delivery Services segment had the most significant decrease compared to the quarter ended July 1, 2005, $3.2 million, or 18.8%, due to lower revenues from our consulting and implementation services offerings.  The lower revenues were attributable to the discontinuation of certain underperforming service lines in late 2005 and a need to restructure our sales model in this area.  In Health Delivery Outsourcing, net revenues decreased by $1.9 million, or 6.6%, primarily due to the termination of two outsourcing contracts during the fourth quarter of 2005, offset in large part by the receipt of new contracts.  In July 2005, we announced the early termination for convenience by The New York and Presbyterian Hospital (“NYPH”) of our approximately $30 million per year outsourcing agreement, effective December 31,

2005 (the contract was executed in November 1999 and was originally scheduled to expire in December 2006).  Also, in October 2005, we announced the mutually agreed termination of our outsourcing agreement with UMass Memorial Health Care (“UMMHC”) effective November 1, 2005, with certain transition services to be performed through December 31, 2005.  In August 2005, however, we began a five-year IT outsourcing agreement with one client, and a three-year agreement with another client.  Outsourcing revenues in the second quarter of 2006 from these two new contracts totaled $7.2 million, compared to $11.3 million for the two terminated contracts in the second quarter of 2005.  The most significant offsetting increase in our net revenues was in Health Plan, which increased by $3.3 million, or 79.8%, due to an outsourcing engagement that began during the second quarter of 2005, and increased services revenue related to market acceptance of our blended shore delivery model.  Government and Technology Services revenues increased by $927,000, or 13.3%, primarily due to growth in our Software Services business (formerly named Paragon Solutions, Inc.), which comprises the majority of the segment, and provides offshore software development services to independent software vendors.

In March 2006, we received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire in March 2007.  We currently receive annual revenues of approximately $24 million from this contract.  We currently have no assurances that the contract will be extended past the one year renewal period, and UPHS still has the right to terminate the contract for convenience on 180 days notice.  If we are unable to execute a longer term renewal with UPHS or if we are unable to enter into new outsourcing engagements, our Health Delivery Outsourcing revenues would be adversely impacted.  Revenues in our business units other than outsourcing are not expected to change significantly from their levels at the end of the second quarter of 2006, with some modest growth expected to continue in the Health Plan and Government and Technology Services segments.  Growth in Health Delivery Services and Outsourcing is highly dependent upon capturing market share through successfully restructuring our selling model and acceptance by the health delivery market of our blended shore delivery model.  We expect our percentage mix of outsourcing revenues in 2006 to be less than in prior years, primarily due to the loss of revenues associated with NYPH and UMMHC.

Cost of Services.  Cost of services before reimbursable expenses was $47.1 million for the quarter ended June 30, 2006, a decrease of 9.2% from $51.8 million for the quarter ended July 1, 2005.  The decrease was primarily due to a $3.2 million decline in costs in the Health Delivery Outsourcing segment directly related to the reduction in revenues described above.  Health Delivery Services cost decreased by $2.1 million as we reduced costs in that area, primarily through staff attrition and staff reductions in the fourth quarter of 2005, to improve profitability.  Costs in Health Plan increased by $2.1 million and costs in Government and Technology Services increased by $912,000 in order to serve the revenue growth in those segments.

Gross Profit.  Gross profit was $18.4 million, or 28.1% of net revenues, for the quarter ended June 30, 2006, an increase of 14.6% from $16.1 million, or 23.7% of net revenues, for the quarter ended July 1, 2005.  This increase was due to $1.4 million of additional gross profit in the Health Delivery Outsourcing segment due to better performing contracts, and the margin associated with the revenue increases in the Health Plan segment described above.  These increases were partially offset by a decrease in gross profit in Health Delivery Services due to the decline in revenue discussed above.

Selling Expenses.  Selling expenses were $4.0 million for the quarter ended June 30, 2006, a decrease of 43.0% from $7.1 million for the quarter ended July 1, 2005.  This decrease was primarily due to reductions in the sales force and marketing costs.  Selling expenses as a percentage of net revenues decreased to 6.2% for the quarter ended June 30, 2006 from 10.4% for the quarter ended July 1, 2005 for the same reasons.

General and Administrative Expenses.  General and administrative expenses were $9.3 million for the quarter ended June 30, 2006, a decrease of 8.1% from $10.1 million for the quarter ended July 1, 2005.  This decrease was due to cost reductions that occurred during the latter part of fiscal year 2005.  As well as lower salary expense due to staff reductions, costs were also reduced in the areas of travel, recruiting, telecommunications, and office facilities.  General and administrative expenses as a percentage of net revenues decreased slightly to 14.2% for the quarter ended June 30, 2006 from 14.9% for the quarter ended July 1, 2005.

Interest Income, Net.  Interest income, net of interest expense, was $425,000 for the quarter ended June 30, 2006, an increase of 102.4% from $210,000 for the quarter ended July 1, 2005, due to higher interest rates earned on cash and investments.  Interest income, net of interest expense as a percentage of net revenues increased to 0.6% for the quarter ended June 30, 2006 from 0.3% for the quarter ended July 1, 2005.

Other Income (Expense), Net.  Other income (expense) was negligible for the quarters ended June 30, 2006 and July 1, 2005.

Income Taxes.  We recorded a $389,000 tax provision for the quarter ended June 30, 2006 versus $6.0 million for the quarter ended July 1, 2005.  The 7% tax provision for the quarter ended June 30, 2006 was for annual estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as our net operating loss carryforwards offset most of the federal and certain state tax liabilities.  The tax provision for the quarter ended July 1, 2005 of $6.0 million consisted entirely of a deferred tax asset valuation allowance.  The valuation allowance was recorded as a result of the historical losses we had incurred, creating additional negative evidence as to the uncertainty of our ability to realize our deferred tax assets, as assessed per the guidance of the applicable tax accounting standard, SFAS 109.  We continue to expect that our tax provision in fiscal 2006 will remain low, but that our long-term tax provision will return to levels consistent with full federal and state tax rates.

Results of Operations for the Six Months Ended June 30, 2006 and July 1, 2005

Revenues.  Our net revenues were $132.2 million for the six months ended June 30, 2006, a decrease of 2.8% from $136.1 million for the six months ended July 1, 2005.  Our total revenues were $139.5 million for the six months ended June 30, 2006, a decrease of 2.8% from $143.5 million for the six months ended July 1, 2005.  The decreases in net revenues were in Health Delivery Outsourcing, Health Delivery Services, and Life Sciences, offset by increases in Health Plan and Government and Technology Services.  The Health Delivery Outsourcing segment had the most significant decrease compared to the quarter ended July 1, 2005, $5.2 million, or 8.7%, primarily due to the termination of two outsourcing contracts during the fourth quarter of 2005, offset in large part by the receipt of new contracts, as described above in Results of Operations for the Three Months Ended June 30, 2006 and July 1, 2005.  Outsourcing revenues for the six months ended June 30, 2006 from the two new contracts totaled $15.1 million, compared to $23.6 million for the two terminated contracts for the six months ended July 1, 2005.  The net revenues in the Health Delivery Services segment decreased $3.9 million, or 11.7% due to lower revenues from our consulting and implementation services offerings.  The most significant offsetting increase was in Health Plan, which increased by $6.1 million, or 75.0%, due to an outsourcing engagement that began during the second quarter of 2005, and increased services revenue related to market acceptance of our blended shore delivery model.  Government and Technology Services revenues increased by $2.5 million, or 18.8%, primarily due to growth in our Software Services business  (formerly named Paragon Solutions, Inc.), which comprises the majority of the segment, and provides offshore software development services to independent software vendors.

Cost of Services.  Cost of services before reimbursable expenses was $95.7 million for the six months ended June 30, 2006, a decrease of 8.3% from $104.3 million for the six months ended July 1,

2005.  The decrease was primarily due to a $6.1 million decline in costs in the Health Delivery Outsourcing segment directly related to the reduction in revenues described above.  Health Delivery Services cost decreased by $3.5 million as we reduced costs in that area, primarily through staff attrition and staff reductions in the fourth quarter of 2005, to improve profitability.  Costs in Health Plan increased by $3.4 million and costs in Government and Technology Services increased by $2.0 million in order to serve the revenue growth in those segments.

Gross Profit.  Gross profit was $36.5 million, or 27.6% of net revenues, for the six months ended June 30, 2006, an increase of 15.1% from $31.7 million, or 23.3% of net revenues, for the six months ended July 1, 2005.  This increase was primarily due a $2.7 million increase in gross profit related to the revenue increase in the Health Plan segment as described above, and a $1.0 million increase in gross profit in Health Delivery Outsourcing due to better performing contracts.  Additionally, gross profit in our Software Products business improved by $1.0 million from a level of negative $730,000 to positive $263,000 due to additional revenues and cost reductions.

Selling Expenses.  Selling expenses were $8.4 million for the six months ended June 30, 2006, a decrease of 39.2% from $13.9 million for the six months ended July 1, 2005.  This decrease was primarily due to reductions in the sales force and marketing costs.  Selling expenses as a percentage of net revenues also decreased to 6.4% for the six months ended June 30, 2006 from 10.2% for the six months ended July 1, 2005 for the same reasons.

General and Administrative Expenses.  General and administrative expenses were $18.4 million for the six months ended June 30, 2006, a decrease of 10.5% from $20.6 million for the six months ended July 1, 2005.  This decrease was due to cost reductions that occurred during the latter part of fiscal year 2005.  As well as lower salary expense due to staff reductions, costs were also reduced in the areas of travel, recruiting, telecommunications, and office facilities.  General and administrative expenses as a percentage of net revenues decreased to 14.0% for the quarter ended June 30, 2006 from 15.1% for the quarter ended July 1, 2005.

Interest Income, Net.  Interest income, net of interest expense, was $763,000 for the six months ended June 30, 2006, an increase of 73.4% from $440,000 for the six months ended July 1, 2005, due to higher interest rates earned on cash and investments.  Interest income, net of interest expense as a percentage of net revenues increased to 0.6% for the six months ended June 30, 2006 from 0.3% for the six months ended July 1, 2005.

Other Expense, Net.  Other income (expense) was negligible for the six months ended June 30, 2006 and July 1, 2005.

Income Taxes.  We recorded a $729,000 tax provision for the six months ended June 30, 2006 versus a $5.4 million tax provision for the six months ended July 1, 2005.  The 7% tax provision for the six months ended June 30, 2006 was for annual estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the net operating loss carryforwards offset most of the federal and certain state tax liabilities.  The tax provision for the six months ended July 1, 2005 of $5.4 million primarily consisted of a $6.0 million deferred tax asset valuation allowance.  The valuation allowance was recorded as a result of the historical losses we had incurred, creating additional negative evidence as to the uncertainty of our ability to realize our deferred tax assets, as assessed per the guidance of the applicable tax accounting standard, SFAS 109.

Loss on Discontinued Operations.  The disposition of our Coactive Call Center Service line had been accounted for as a discontinued operation.  During the six months ended July 1, 2005, we incurred $866,000 of costs related to the operation and wind-down of the business.  These costs, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to no loss on discontinued operations for the six months ended June 30, 2006.

Liquidity and Capital Resources

At June 30, 2006, we had cash and investments available for sale of $42.9 million compared to $35.1 million at December 30, 2005.  During the six months ended June 30, 2006, we generated cash flow from continuing operations of $5.9 million which primarily consisted of $9.7 million of profit. We used $2.8 million to pay for severance recorded during the fourth quarter of 2005.

Our days sales outstanding (DSO) of accounts receivable increased to 39 days for the second quarter of 2006 from 34 days for the fourth quarter of 2005.  The increase was due to our outsourcing business becoming a smaller percentage of our quarterly revenues in fiscal year 2006 compared to the fourth quarter of 2005 after the winding down of two large outsourcing accounts.  We expect our DSO to remain at approximately its current level for the near future, subject to routine fluctuations.

In February 2006, we signed an agreement with a landlord to return excess office space to them.  As part of the agreement, we are required to make $2.9 million of payments to the landlord in equal installments over the last ten months of fiscal year 2006 in order to extinguish our obligation.  These payments are being charged against amounts that have been accrued in prior years for facility closure costs, and thus affect cash flow in fiscal year 2006 without affecting pretax income.  The balance of this liability at June 30, 2006 is $1.4 million.

We do not currently expect any significant cash flow changes from our other areas of working capital such as prepaid expenses, accounts payable, and accrued liabilities; however, we are susceptible to ongoing routine fluctuations in those areas.

During the six months ended June 30, 2006, our cash flow benefited from $4.0 million of stock option exercises, primarily by former employees.  Further, we used approximately $2.4 million of cash to purchase property and equipment, primarily information technology and related equipment, while incurring $4.0 million of depreciation and amortization expense.

One of our new outsourcing accounts, which began in August 2005, had a net negative impact on cash of over $2 million for the six months ended June 30, 2006, primarily due to the deferral of fees, transition costs, and capital expenditures agreed upon when the contract was originally signed in the third quarter of 2005.  The cash requirements related to this contract have largely been completed.

Our cash flow in fiscal year 2006 is highly dependent on our ability to continue to be profitable.  Generally, we expect any pretax profitability in fiscal year 2006 to contribute positively to cash flow.  A significant amount of income in 2006 or thereafter (approximately $20 million) is not expected to be subject to federal taxation or require any significant book tax provision in our income statement due to the existence of net operating loss carryforwards.  We continue to expect that our tax provision in fiscal 2006 will remain low, but that our long-term tax provision will return to levels consistent with full federal and state tax rates.

As of June 30, 2006, the following table summarizes our contractual commitments (in thousands):

	Payments Due by Period
Contractual Obligation	Less than 1 Year	1 -3 Years	3-5 Years	More Than 5 Years	Total
Operating leases, net of subleases	$6,109	$5,776	$1,893	$198	$13,976
Purchase obligations	329	576	—	—	905
Total	$6,438	$6,352	$1,893	$198	$14,881

Management believes that our existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and cash equivalents are available for capital expenditures (which are projected at approximately $5 million for 2006), upfront setup costs and deferred fees on new contracts, strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At June 30, 2006, we had deferred $3.8 million of unamortized costs which are included in non-current assets.

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

Software license and maintenance revenues comprised approximately 4.3% of our net revenues for the six months ended June 30, 2006.  Additionally, we realized additional revenues from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

Unbilled receivables of $14.6 million represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology.  As of June 30, 2006, we had unbillable amounts of approximately $2.6 million, which were generally expected to be billed within one year.

We had a long-term receivable at June 30, 2006 and December 30, 2005 of $2.3 million and $1.7 million.  Of the long-term receivables of $1.7 million at December 30, 2005, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract.  In

January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009.  Both deferrals were in accordance with the terms of the contract executed with this client in July 2005.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. This allowance is based on the amount and aging of our accounts receivable, creditworthiness of our clients, historical collection experience, current economic trends, and changes in client payment patterns.  If the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  Our bad debt losses have generally been moderate due to the size and quality of our customers; however, we have recently incurred some bad debt losses in our growing Software Services segment due to the lower credit quality of our clients in that segment.  Should one of our larger clients unexpectedly become unable to pay us, our allowance would have to increase significantly.

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

This valuation allowance does not, in any way, limit our ability to use our deferred tax assets, primarily loss carryforwards, to offset taxable income in the future.  As well as not being subject to federal taxation other than the Alternative Minimum Tax, a significant amount (approximately $20 million) of any future pretax income from the beginning of fiscal year 2006 and thereafter will not require a significant tax provision in the income statement.  Additionally, if at some point in the future, the realization of any of our deferred tax assets is considered more likely than not based on successive years of generating taxable income, we will reverse all or a portion of any existing valuation allowance at that time.  Our valuation allowance for deferred income taxes has been a particularly volatile estimate over the past several years, as our level of income and loss has fluctuated, requiring us to reassess the likelihood of realization of our tax assets.

Goodwill and Intangible Assets

Under SFAS 142, we no longer amortize our goodwill and are required to complete an annual impairment testing which we perform during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  We use various assumptions, such as discount rates, and comparable company analysis in performing these valuations.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  We performed an impairment test on each of our components of goodwill as of the fourth quarter of fiscal year 2005 and determined that none of our goodwill was impaired.  As of June 30, 2006, we have $18.2 million of goodwill and $842,000 of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements included in this report).

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (see New Accounting Standard in Note 1 in Item 1 of this report).

In December 2004, the FASB enacted SFAS 123R which we adopted in the first quarter of 2006 (see Stock-Based Compensation in Note 1 in Item 1 of this report).

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, and accounts payable.  Only the cash and cash equivalents which totaled $42.9 million at June 30, 2006 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $429,000.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

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

As previously disclosed in Item 9A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 (“2005 10-K”), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the 2005 year because we did not maintain effective controls over the determination and reporting of our provision for income taxes, and we had a “material weakness” in internal controls as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board.  The material weakness was related to the inaccurate identification and recording of state tax net operating losses (NOLs) during fiscal years 2000 through 2004, resulting in excess state tax contingency reserves accumulating on our balance sheet and $1.3 million of higher cumulative tax expense over those periods.  The proper procedure for estimating the state deferred tax assets and the related contingency reserves is to use the income of each of our subsidiaries and the tax rates for each state jurisdiction in which such subsidiary operates in performing the calculations.  In preparing the 2005 10-K, we applied the proper procedure, which resulted in management identifying the excess tax contingency reserve for the first time.  The 2005 10-K correctly states our 2005 income tax expense and we restated our previously issued consolidated financial statements for the 2001 through 2004 fiscal years to account for the inaccuracies that we identified in preparing the 2005 10-K. As a result of the inaccuracies in tax accounting described above, management concluded that our controls were not effective because there were not sufficient personnel in our corporate tax department who were qualified and trained to properly calculate state deferred tax assets and contingency reserves.  Since the calculation of state NOLs and the related accounting is performed on a once per year basis after all tax returns are filed for the previous year, the initial testing to confirm that the material weakness described above and in Item 9A of our 2005 10-K has been remediated will occur in late 2006.  We have recently hired a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes,” who will begin employment in late August, and will perform the appropriate detailed analysis on an ongoing basis starting in fiscal year 2006.

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

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes from risk factors as previously disclosed in response to Item 1A in Part I of our 2005 10-K.

The following are material changes to the risk factors previously disclosed in our 2005 10-K.

1.  The first risk factor which appears on page 11 of the 2005 10-K is changed in its entirety as follows:

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

•                                          Our ability in our Health Delivery business unit to generate a pipeline of business and provide consistent service quality with a restructured sales organization and new business unit leader;

•                                          The loss of one or more significant clients in any of our business segments, including any failure to secure renewals for any of our large outsourcing contracts or any early termination of any significant contracts;

•                                          The ability of our new chief executive officer and the remainder of the current management team to effectively manage our operations;

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

Finally, we reported positive earnings in both of the first and second quarters of 2006.  However, we also reported a net loss for the year ended December 30, 2005.  As a result, we cannot assure you that we will achieve or maintain positive earnings in the future.  If we are unable to achieve sustained profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

2.  The second risk factor which appears on page 12 of the 2005 10-K is changed in its entirety as follows:

We are dependent on our outsourcing engagements for a significant part of our revenues.

Net revenues from our outsourcing relationships, for the quarter ended June 30, 2006, represented approximately 40.9% of our consolidated net revenues.  The substantial majority of these revenues are received from three large outsourcing accounts that signed long-term agreements with us.  In the first quarter of 2006, we received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire in March 2007.  We currently have no assurances that the contract will be extended past the one year renewal period, and UPHS retains the right to terminate the contract at its discretion upon 180 days notice. The loss of any of our remaining three large outsourcing relationships, including a failure to gain renewal of any of these contracts or a longer term renewal at UPHS, could have a material adverse impact on our business and results of operations.  Further, if we are unable to successfully close and implement the new outsourcing relationships that we are pursuing (including the renewal of our existing outsourcing clients, both large and small), our business and results of operations will be materially adversely impacted.

We recognize revenue from certain service elements of our outsourcing agreements on a straight-line basis over the life of the contract.  Since we typically incur greater costs and expenses during the early phase of those service elements (which have straight-line revenue recognition) than we do in the subsequent years of those elements, we believe our profitability is lower during the early stages of our outsourcing engagements.  In addition, if we are unable to manage costs as planned in the later stages of an outsourcing engagement, our profitability could likewise be lower.  In general, income from our outsourcing contracts is susceptible to changes in the mix of newer versus older contracts, and to the impact of cost fluctuations from quarter to quarter without a compensating change in revenues.  If we fail to meet our public market expectations or otherwise experience a shortfall in our net income due to these fluctuations, our business could be adversely affected and the price of our stock may decline.

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

3.  The 11th risk factor which appears on page 17 of the 2005 10-K is changed in its entirety as follows:

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

On June 27, 2006, Larry R. Ferguson was appointed as our chief executive officer, and as a member of the board of directors.  If our current management team is unable to effectively manage and maintain our business through the transition in management, our business could be adversely impacted.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

We held our 2006 Annual Meeting of Stockholders on June 1, 2006.  The stockholders elected the Board’s nominees as directors to serve three-year terms expiring at the 2009 Annual Meeting of Stockholders by the votes indicated:

Nominee	Votes in Favor	Votes Against	Abstentions
Ronald V. Aprahamian	22,758,166	145,017	0
Michael P. Downey	22,487,286	415,897	0
Cora M. Tellez	22,542,112	361,071	0

The stockholders also ratified our selection of Grant Thornton LLP as our independent auditors for the year ending December 29, 2006, with 22,559,578 votes cast in favor, 303,436 votes cast against and 40,169 votes abstaining from the proposal.

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

FIRST CONSULTING GROUP, INC.

Date: August 9, 2006	/s/LARRY R. FERGUSON
Larry R. Ferguson
Chief Executive Officer

Date: August 9, 2006	/s/THOMAS A WATFORD
Thomas A. Watford
Chief Operating Officer and Interim Chief
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