Form 10-Q
period 2006-09-29
FIRST CONSULTING GROUP INC
filed 2006-11-08
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Large accelerated filer ☐                                           Accelerated filer ☒                                            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	25,752,590
(Class)	(Outstanding at October 27, 2006)

First Consulting Group, Inc.
Table of Contents

Part I.  Financial Information

Item 1. Financial Statements

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 29, 2006	December 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$51,196	$35,106
Short-term investments	3,009	—
Accounts receivable, less allowance of $1,650 and $1,633 as of September 29, 2006 and December 30, 2005, respectively	17,828	20,993
Unbilled receivables	15,272	12,352
Prepaid expenses and other current assets	3,444	3,532
Total current assets	90,749	71,983

Property and equipment:
Furniture, equipment, and leasehold improvements	4,691	3,475
Information systems equipment and software	31,247	30,220
	35,938	33,695
Less accumulated depreciation and amortization	25,186	21,365
	10,752	12,330

Other assets:
Executive benefit trust	10,498	10,141
Long-term accounts receivable, net	2,371	1,661
Deferred contract costs	4,492	3,476
Goodwill, net	18,159	18,159
Intangibles, net	649	1,228
Other	2,908	2,654
	39,077	37,319
Total assets	$140,578	$121,632

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)
(in thousands, except share and per share data)
(unaudited)

	September 29, 2006	December 30, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,002	$1,685
Accrued liabilities	3,985	5,280
Accrued payroll and payroll taxes	3,828	1,595
Accrued vacation	6,135	7,082
Accrued employee benefits	2,899	2,741
Accrued severance	16	2,813
Accrued incentive compensation	1,874	1,113
Customer advances	8,818	7,201
Accrued restructuring costs	659	3,204
Total current liabilities	30,216	32,714
Non-current liabilities:
Supplemental executive retirement plan	9,789	10,172
Total non-current liabilities	9,789	10,172
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 25,665,807 shares issued and outstanding at September 29, 2006 and 24,567,759 shares issued and outstanding at December 30, 2005	26	25
Additional paid-in capital	97,213	91,202
Retained earnings (deficit)	3,214	(12,558)
Accumulated other comprehensive income	120	77
Total stockholders’ equity	100,573	78,746
Total liabilities and stockholders’ equity	$140,578	$121,632

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenues before reimbursements	$65,238	$72,717	$197,450	$208,780
Reimbursements	3,326	3,887	10,596	11,321
Total revenues	68,564	76,604	208,046	220,101

Cost of services before reimbursable expenses	47,044	56,073	142,723	160,398
Reimbursable expenses	3,326	3,887	10,596	11,321
Total cost of services	50,370	59,960	153,319	171,719

Gross profit	18,194	16,644	54,727	48,382

Selling expenses	4,016	7,621	12,438	21,473
General and administrative expenses	8,930	9,459	27,379	30,069
Income (loss) from operations	5,248	(436)	14,910	(3,160)
Other income (expense):
Interest income, net	646	234	1,409	674
Other income (expense), net	653	(18)	640	(51)
Income (loss) from continuing operations before income tax provision	6,547	(220)	16,959	(2,537)
Income tax provision	458	20	1,187	5,381
Income (loss) from continuing operations	6,089	(240)	15,772	(7,918)
Loss on discontinued operations, net of tax benefit	—	—	—	(537)
Net income (loss)	$6,089	$(240)	$15,772	$(8,455)

Basic net income (loss) per share:
Income (loss) from continuing operations, net of tax	$0.24	$(0.01)	$0.63	$(0.33)
Loss on discontinued operations, net of tax	—	—	—	(0.02)
Net income (loss)	$0.24	$(0.01)	$0.63	$(0.35)

Diluted net income (loss) per share:
Income (loss) from continuing operations, net of tax	$0.23	$(0.01)	$0.62	$(0.33)
Loss on discontinued operations, net of tax	—	—	—	(0.02)
Net income (loss)	$0.23	$(0.01)	$0.62	$(0.35)

Weighted average shares used in computing:
Basic net income (loss) per share	25,472	24,468	25,074	24,429
Diluted net income (loss) per share	26,229	24,468	25,643	24,429

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 29, 2006	September 30, 2005
Cash flows from operating activities:
Net income (loss):	$15,772	$(8,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,388	4,765
Intangible amortization	579	971
Provision for bad debts	(99)	336
Loss on sale/disposal of assets	473	44
Stock-based compensation	629	43
Interest income on notes receivable – stockholders	—	(44)
Loss on operations of discontinued operations, net of tax benefit	—	537
Change in assets and liabilities:
Accounts receivable	3,264	6,725
Unbilled receivables	(2,920)	(4,791)
Prepaid expenses and other current assets	88	(3,762)
Long term account receivable	(710)	2,620
Deferred contract costs	(1,016)	(1,310)
Other assets	(397)	(31)
Accounts payable	317	(710)
Accrued liabilities	(1,295)	243
Accrued payroll and payroll taxes	2,233	72
Accrued vacation	(947)	568
Accrued employee benefits	158	1,081
Accrued severance	(2,797)	446
Accrued incentive compensation	761	(355)
Customer advances	1,617	(1,521)
Accrued restructuring costs	(2,545)	(1,470)
Deferred income taxes	—	5,361
Supplemental executive retirement plan	(740)	419
Other	(97)	(154)
Net cash provided by operating activities of continuing operations	17,716	1,628
Net cash used in operating activities of discontinued operations	—	(469)
Net cash provided by operating activities	17,716	1,159
Cash flows from investing activities:
Proceeds from sale/maturity (purchase) of investments, net	(3,009)	17,439
Purchase of property and equipment	(4,358)	(6,502)
Net cash provided by (used in) investing activities of continuing operations	(7,367)	10,937
Net cash provided by investing activities of discontinued operations	—	113
Net cash provided by (used in) investing activities	(7,367)	11,050
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	5,465	862
Collections of loan receivable	61	39
Capital stock repurchase	—	(2,530)
Net cash provided by (used in) financing activities	5,526	(1,629)
Effect of exchange rate changes on cash and cash equivalents	215	(209)
Net change in cash and cash equivalents	16,090	10,371
Cash and cash equivalents at beginning of period	35,106	15,012
Cash and cash equivalents at end of period	$51,196	$25,383

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$5	$57
Cash paid during the period for income taxes, net of refunds	$530	$470
Supplemental disclosure of non-cash investing and financing activities
Release from escrow of common stock to complete acquisition of business	$—	$900
Settlement of officer loan receivable by repurchase of common stock	$82	$67

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 29, 2006

Note 1                    Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet of First Consulting Group, Inc. and subsidiaries (the “Company” or “FCG”) at September 29, 2006 and consolidated statements of operations and consolidated statements of cash flows for the three-month and nine-month periods ended September 29, 2006 and September 30, 2005 are unaudited.  These financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 29, 2006 and the results of operations for the three-month and nine-month periods ended September 29, 2006 and September 30, 2005.  The results of operations and cash flows for the three-month and nine-month period ended September 29, 2006 are not necessarily indicative of the results to be expected for the year ending December 29, 2006.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 2005 included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

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

Revised Presentation of Cost Classification

Commencing with the first quarter of 2006, the Company has changed the way some expenses are classified from general and administrative expense to cost of services.  Management believes these changes better match the nature of the expense to its expense classification, and are consistent with other peer companies’ reporting.  Historically, the Company has only included salary and benefits costs of client-serving staff, and costs of subcontractors in cost of services, a classification methodology emanating from the Company’s origins as a consulting firm.  As the Company’s outsourcing business has evolved and developed data center and call center capabilities, and the Company has moved forward with a global sourcing strategy, infrastructure costs of providing these services have grown dramatically.  Since these costs had not been for staff or subcontractors, per the Company’s prior definition of cost of services, they had been classified as general and administrative.  The Company is now classifying these types of costs as cost of services.  This primarily affects the Company’s outsourcing businesses, its Software Services business, and its “Other” segment, where the costs of the shared service centers for both infrastructure and offshore sourcing are included.  All costs in prior years have been reclassified to be consistent with the fiscal year 2006 presentation.

Stock-Based Compensation

Restricted Stock

A summary of restricted stock activity for the nine months ended September 29, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 30, 2005	—	—
Grants	180,000	$8.49
Balance at September 29, 2006	180,000	$8.49

In August, the Company issued 180,000 shares of restricted stock awards with a vesting period of five years to seven vice presidents and recognized $51,000 of compensation costs during the three months ended September 29, 2006.  At September 29, 2006, there was $1.5 million of total unrecognized compensation costs related to unvested stock, which is expected to be recognized over a weighted average period of 4.8 years.

Adoption of SFAS 123R

On December 31, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related interpretations, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated grant date fair values.  Previously, the Company elected to account for these share-based payment awards using the intrinsic-value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements.  Under the intrinsic-value method in APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock.  The Company grants options with an exercise price equal to the market value of the common stock on the date of grant, therefore no compensation expense was recognized related to those options for the nine months ended September 30, 2005.  Further, none of the grants contains any market or company-performance conditions.

The Company adopted SFAS 123R using the modified prospective transition method which requires applying the standard as of December 31, 2005 (“the adoption date”). The modified prospective transition method does not allow for the restatement of prior periods and accordingly, the results of operations for the quarter ended September 29, 2006 and future periods will not be comparable to historical results of operations.  Under this transition method, SFAS 123R applies to new equity awards and to equity awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the adoption date shall be recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant date fair value of those awards as calculated in the prior period pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Changes to the grant date fair value of equity awards granted before the effective date are precluded.

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

Valuation and Expense Information under SFAS 123R

As a result of adopting SFAS 123R, expense associated with stock-based compensation for the three months and nine months ended September 29, 2006 is $230,000 and $578,000, respectively, which had the effect of reducing basic and diluted earnings per share by $0.01 for the three-month period and $0.02 for the nine-month period.  Stock-based compensation included $187,000 as a component of cost of services, $97,000 as a component of selling expense, and $294,000 as a component of general and administrative expense for the nine months ended September 29, 2006.  In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows.  Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  For the first nine months of 2006, there were no tax benefits resulting from tax deductions in excess of the compensation cost recognized.  Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the nine months ended September 29, 2006.

The Company has historically used the Black-Scholes option pricing model to value its options under SFAS 123, and has elected to continue to do so under SFAS 123R.  The fair value of each option granted during the three months and nine months ended September 29, 2006 was estimated on the date of grant using such model with the following assumptions:

	Three Months Ended September 29, 2006	Nine Months Ended September 29, 2006
Expected volatility	N/A	55.0%
Risk-free interest rate	N/A	4.9%
Expected dividends	—	—

Expected volatilities are based on the Company’s historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The expected dividend yield is zero as the Company does not expect to pay dividends in the future.  During the nine months ended September 29, 2006, the Company issued its automatic annual stock option grant to its Board of Directors for 36,000 shares, an additional stock option grant to a new member of the Board of Directors for 24,000 shares, and a stock option grant in June 2006 to its new Chief Executive Officer for 500,000 shares.

Stock option activity for the nine months ended September 29, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 30, 2005	4,665,491	$7.43
Grants	560,000	$8.89
Exercised	(928,475)	$5.95
Cancelled	(623,177)	$8.82
Outstanding at September 29, 2006	3,673,839	$7.78	5.73

Exercisable at September 29, 2006	2,738,082	$7.88	4.72

As of September 29, 2006, there was $2.3 million of total unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Pro Forma Information Under SFAS 123 For Periods Prior to 2006

For the periods prior to 2006, the Company elected to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net loss per weighted average share had the Company adopted the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss	$(240)	$(8,455)
Deduct:Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(147)	(827)
Add:Amount of such stock-based compensation expense included in net loss under APB 25, net of tax	—	—
Pro forma net loss	$(387)	$(9,282)

Basic and diluted loss per share As reported	$(0.01)	$(0.35)
Pro forma	$(0.02)	$(0.38)

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

The following represents a reconciliation of basic and diluted net income (loss) per share for the three months and nine months ended September 29, 2006 and September 30, 2005 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Income (loss) from continuing operations	$6,089	$(240)	$15,772	$(7,918)
Loss on discontinued operations, net of tax benefit	—	—	—	(537)
Net income (loss)	$6,089	$(240)	$15,772	$(8,455)

Basic weighted average number of shares outstanding	25,472	24,468	25,074	24,429
Effect of dilutive options and contingent shares	757	—	569	—
Diluted weighted average number of shares outstanding	26,229	24,468	25,643	24,429

Basic per share:
Income (loss) from continuing operations	$0.24	$(0.01)	$0.63	$(0.33)
Loss on discontinued operations, net of tax benefit	—	—	—	(0.02)
Net income (loss) per share	$0.24	$(0.01)	$0.63	$(0.35)

Diluted per share:
Income (loss) from continuing operations	$0.23	$(0.01)	$0.62	$(0.33)
Loss on discontinued operations, net of tax benefit	—	—	—	(0.02)
Net income (loss) per share	$0.23	$(0.01)	$0.62	$(0.35)

For the three months ended September 29, 2006 and September 30, 2005, there were 1,288,392 and 5,075,785 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income (loss) per share.  For the nine months ended September 29, 2006 and September 30, 2005, there were 2,003,147 and 5,179,378 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income (loss) per share.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, valuation of goodwill, stock-based compensation, long-lived and intangible assets, other accrued liabilities, income taxes including the amount of tax asset valuation allowance required, restructuring costs, litigation and disputes, and the allowance for doubtful accounts.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Such estimates are subject to a number of assumptions, risks, and uncertainties, many of which are beyond the Company’s control.  The Company’s actual results may differ from its estimates.

Cash and Cash Equivalents

For purposes of reporting, cash and cash equivalents include cash and interest-earning deposits or securities purchased with original maturities of three months or less.

New Accounting Standards

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 requires that registrants utilize both an income statement assessment and a balance sheet assessment (“dual approach”) to evaluate the quantitative effects of financial statement misstatements.  SAB 108 permits the Company to initially apply its provisions either by i) restating prior financial statements as if the dual approach had always been used or ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of the Company’s 2006 fiscal year, with an offsetting adjustment recorded to the opening balance of retained earnings.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The Company’s adoption of SAB 108 is not expected to have a material impact on the consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities.  SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company’s adoption of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

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

Note 2                    Investments

At September 29, 2006 and December 30, 2005, the Company had $325,000 of non-marketable equity investments, valued at the lower of cost or estimated fair value, which were included within other assets.

Note 3                    Long-Term Receivable

At September 29, 2006, the Company carried $2.4 million in long-term accounts receivable.  Of this amount, $2.2 million represents the discounted value of the deferral of one and one-half month’s revenue on an outsourcing contract which began in August 2005.  This payment has been deferred until the current expiration date of the contract in December 2009.  The receivable was discounted using an interest rate of 7% and the unamortized discount at September 29, 2006 was $555,000.

Note 4                    Stock Repurchase

On February 23, 2005, the Company repurchased certain shares of the Company’s common stock that had been part of the consideration paid for the purchase of an entity acquired in fiscal year 2002 from the shareholders of that acquired entity.  A total of 422,018 shares were repurchased for approximately $2.5 million in cash.  The repurchased shares were subsequently cancelled.

Note 5                    Goodwill and Intangible Assets

Under SFAS 142, the Company no longer amortizes its goodwill and is required to complete an annual impairment testing which is performed during the fourth quarter of each year.  The Company believes that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations.  The impairment test requires the Company to forecast future cash flows, which involves significant judgment.   Accordingly, if expectations of future operating results change, or if there are changes to other assumptions, estimates of the fair value of reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on the consolidated financial statements.  The Company performed an impairment test on each of its components of goodwill as of the fourth quarter of fiscal year 2005 and determined that none of its goodwill was impaired.  As of September 29, 2006, the Company had $18.2 million of goodwill and $649,000 of amortizable intangible assets recorded on its balance sheet.

There were no changes in the net carrying amounts of goodwill for the nine months ended September 29, 2006.  The amounts of goodwill are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Software Services	Total
Balance as of December 30, 2005	$3,225	$5,193	$1,481	$8,260	$18,159
Acquired	—	—	—	—	—
Balance as of September 29, 2006	$3,225	$5,193	$1,481	$8,260	$18,159

As of September 29, 2006, the Company had the following acquired intangible assets (in thousands):

Customer Related
Balance as of December 30, 2005	$1,228
Amortization	(579)
Balance as of September 29, 2006	$649
Amortization Period in Years	4

The following table summarizes the estimated remaining annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2006 (remainder of year)	$193
2007	456
Total	$649

Note 6                    Restructuring Costs

At September 29, 2006, the Company had approximately $659,000 of restructuring accrual which related to facility closure costs incurred in prior years, primarily in the Life Sciences segment.  In February 2006, the Company signed an agreement with a landlord to return excess space.  As part of the agreement, the Company is making $2.9 million of payments to the landlord in equal installments over the last ten months of fiscal year 2006 in order to extinguish the Company’s obligations under the lease.

The restructuring cost liability activity through September 29, 2006 is summarized as follows (in thousands):

Accrual balance at December 30, 2005	$3,204
Cash payments	(2,545)
Accrual balance at September 29, 2006	$659

Note 7                    Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, for the three months and nine months ended September 29, 2006 and September 30, 2005, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net income (loss)	$6,089	$(240)	$15,772	$(8,455)

Foreign currency translation adjustment	40	(34)	50	(424)
Unrealized gain (loss) on investments	5	14	(7)	13
Other comprehensive income (loss), net of tax	45	(20)	43	(411)

Comprehensive income (loss)	$6,134	$(260)	$15,815	$(8,866)

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

Note 9                    Disclosure of Segment Information

For fiscal year 2006, the Company has the following six reportable segments:

•                  Health Delivery Services - the delivery of consulting and systems integration services to health delivery and government clients;

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

•                  Software Services - the delivery of blended shore software development; and

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

Due to an organizational change that the Company made which took effect at the beginning of 2006, the Technology Staffing Services (TSS) group was moved from Government and Technology Services to “Other.”  FCG has reclassified previous segment reporting in accordance with SFAS 131.  This business is being de-emphasized by the Company.  Although some of the billable staff who were previously included in this business area have been transferred to several of the Company’s other segments as part of this organizational change, it is impractical to reclassify the effect on those segments in prior years.  Additionally, the Health Delivery Sales group was disbanded as a separate group serving both Health Delivery Services and Health Delivery Outsourcing, with all selling costs now being contained within each individual segment.  FCG has reclassified such prior year costs to each segment based on an estimate of the services provided to that unit by the Health Delivery Sales group.  The history shown in the financial tables included in this note is consistent with this change.

Due to another organizational change that the Company made which took effect at the beginning of the third quarter of 2006, the Government and Technology Services segment was split.  The Government group has been combined into the Health Delivery Services segment and the remaining segment has been named Software Services.  The history shown in the financial tables included in this note is consistent with this change.

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

The following segment information is for the three months and nine months ended September 29, 2006 and September 30, 2005 (in thousands):

For the three months ended September 29, 2006:
(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Software Services	Software Products	Other	Totals
Revenues before reimbursements	$14,171	$26,900	$41,071	$8,152	$8,074	$7,170	$472	$299	$65,238
Reimbursements	2,078	32	2,110	129	916	162	8	1	3,326
Total revenues	16,249	26,932	43,181	8,281	8,990	7,332	480	300	68,564
Cost of services before reimbursable expenses	8,299	23,307	31,606	4,121	6,087	4,579	638	13	47,044
Reimbursable expenses	2,078	32	2,110	129	916	162	8	1	3,326
Total cost of services	10,377	23,339	33,716	4,250	7,003	4,741	646	14	50,370
Gross profit	5,872	3,593	9,465	4,031	1,987	2,591	(166)	286	18,194
Selling expenses	1,642	283	1,925	990	562	501	78	(40)	4,016
General & administrative expenses	2,602	1,878	4,480	1,815	994	886	207	548	8,930
Income (loss) from operations	$1,628	$1,432	$3,060	$1,226	$431	$1,204	$(451)	$(222)	$5,248

For the three months ended September 30, 2005:
(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Software Services	Software Products	Other	Totals
Revenues before reimbursements	$16,947	$35,265	$52,212	$7,272	$4,938	$6,199	$823	$1,273	$72,717
Reimbursements	2,497	198	2,695	318	701	113	9	51	3,887
Total revenues	19,444	35,463	54,907	7,590	5,639	6,312	832	1,324	76,604
Cost of services before reimbursable expenses	11,071	31,488	42,559	4,249	3,398	3,669	898	1,300	56,073
Reimbursable expenses	2,497	198	2,695	318	701	113	9	51	3,887
Total cost of services	13,568	31,686	45,254	4,567	4,099	3,782	907	1,351	59,960
Gross profit	5,876	3,777	9,653	3,023	1,540	2,530	(75)	(27)	16,644
Selling expenses	2,772	1,718	4,490	1,543	606	533	126	323	7,621
General & administrative expenses	3,015	1,873	4,888	2,239	638	937	308	449	9,459
Income (loss) from operations	$89	$186	$275	$(759)	$296	$1,060	$(509)	$(799)	$(436)

For the nine months ended September 29, 2006:
(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Software Services	Software Products	Other	Totals
Revenues before reimbursements	$45,725	$81,113	$126,838	$24,238	$22,307	$20,511	$2,217	$1,339	$197,450
Reimbursements	6,720	101	6,821	528	2,770	427	39	11	10,596
Total revenues	52,445	81,214	133,659	24,766	25,077	20,938	2,256	1,350	208,046
Cost of services before reimbursable expenses	27,722	70,397	98,119	13,411	15,940	12,624	2,120	509	142,723
Reimbursable expenses	6,720	101	6,821	528	2,770	427	39	11	10,596
Total cost of services	34,442	70,498	104,940	13,939	18,710	13,051	2,159	520	153,319
Gross profit	18,003	10,716	28,719	10,827	6,367	7,887	97	830	54,727
Selling expenses	5,571	715	6,286	2,719	1,599	1,476	319	39	12,438
General & administrative expenses	7,613	5,711	13,324	6,052	3,111	2,444	712	1,736	27,379
Income (loss) from operations	$4,819	$4,290	$9,109	$2,056	$1,657	$3,967	$(934)	$(945)	$14,910

For the nine months ended September 30, 2005:
(in thousands)

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plan	Software Services	Software Products	Other	Totals
Revenues before reimbursements	$53,436	$94,660	$148,096	$24,831	$13,069	$16,021	$1,953	$4,810	$208,780
Reimbursements	7,578	568	8,146	739	1,828	316	62	230	11,321
Total revenues	61,014	95,228	156,242	25,570	14,897	16,337	2,015	5,040	220,101
Cost of services before reimbursable expenses	34,080	84,713	118,793	13,680	9,857	9,666	2,758	5,644	160,398
Reimbursable expenses	7,578	568	8,146	739	1,828	316	62	230	11,321
Total cost of services	41,658	85,281	126,939	14,419	11,685	9,982	2,820	5,874	171,719
Gross profit	19,356	9,947	29,303	11,151	3,212	6,355	(805)	(834)	48,382
Selling expenses	7,446	3,428	10,874	5,327	1,748	1,361	400	1,763	21,473
General & administrative expenses	10,181	5,328	15,509	6,884	2,162	2,228	1,084	2,202	30,069
Income (loss) from operations	$1,729	$1,191	$2,920	$(1,060)	$(698)	$2,766	$(2,289)	$(4,799)	$(3,160)

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

Detail of Health Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on three projects in 2005, and one project in 2006.  The breakdown of revenue in Health Delivery Outsourcing is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Internally generated revenues	$25,511	$30,165	$76,948	$78,727
Subcontractor revenues	1,389	5,100	4,165	15,933
Revenues before reimbursements	$26,900	$35,265	$81,113	$94,660

Note 10                  Income Taxes

The Company recorded a $1.2 million tax provision for the nine months ended September 29, 2006 versus a $5.4 million tax provision for the nine months ended September 30, 2005.  The 7% tax provision for the nine months ended September 29, 2006 is for annual estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the Company’s net operating loss carryforwards offset most of the federal and certain state tax liabilities.  The tax provision for the nine months ended September 30, 2005 primarily consisted of a $6.0 million tax asset valuation allowance.  The valuation allowance was recorded as a result of the historical losses the Company had incurred, creating additional negative evidence as to the uncertainty of the Company’s ability to realize its deferred tax assets, as assessed per the guidance of the applicable tax accounting standard, SFAS 109.

Note 11                  Sale of Cyberview

On August 21, 2006, the Company sold its Cyberview software product and related intellectual property and service contracts to Medisolv, Inc.  The proceeds from the transaction were recognized by the Company as other income.  The Company recognized $691,000 of other income before taxes for the quarter ended September 29, 2006.  Revenues from Cyberview for the three and nine months ended September 29, 2006 were $112,000 and $595,000, respectively.

Note 12                  Health Plan Outsourcing Contract

In April 2006, the Company began a $12 million outsourcing contract in the Health Plan segment.  This contract requires the Company to complete a system implementation prior to beginning the operations phase of the contract.  The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations.  As a result, the Company will receive approximately $5 million of cash which will be accounted for as a customer advance prior to earning revenue on the contract, and deferred costs on the balance sheet will increase substantially.  As of September 29, 2006, there were approximately $1.2 million of deferred revenues and $1.1 million of deferred costs related to this project.

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

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  For services billed on an hourly basis, in our consulting and systems integration businesses (“CSI”), fees are determined by multiplying the amount of time expended on each assignment by the project hourly rate for the staff members assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 3.1% of our net revenues in fiscal year 2005 and 4.2% of our net revenues for the nine months ended September 29, 2006.  We expect our software licensing and related implementation revenues to continue to grow incrementally in the near future.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of September 29, 2006, approximately 1,514 of our 2,612 employees are billable consultants and software developers.  Another 733 employees are part of our outsourcing business.  The salaries and benefits of such billable personnel staff and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 14.0% of our workforce, or 365 employees, are classified as non-billable.  Our cost of services as a percentage of net revenues is directly related to several factors, including, but not limited to:

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

In response to competition and continued pricing and rate pressures, we have implemented a global sourcing strategy into our business operations, which includes the deployment of offshore resources as well as resources that perform services remote from the client site.  We also incorporate larger numbers of variable cost or per diem staff in some of our projects.  We expect these strategies to continue to reduce cost of services through a combination of lower cost attributable to offshore resources and higher leverage of resources that perform services offsite or on a variable cost basis.  To the extent we pass through reduced costs to our clients related to offshore resources, the global sourcing strategy may result in lower revenues on a per engagement basis. However, we expect to offset this potential revenue impact with improved competitive positioning in our markets, which could result in an increased number of engagements to offset the potential revenue impact.  Several of our competitors employ both global sourcing and variable staffing strategies to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide.  If we are unable to realize the perceived cost benefits of our strategies or if we are unable to deliver quality services, our business may be adversely impacted and we may not be able to compete effectively.

Results of Operations for the Three Months Ended September 29, 2006 and September 30, 2005

Revenues.  Our net revenues were $65.2 million for the quarter ended September 29, 2006, a decrease of 10.3% from $72.7 million for the quarter ended September 30, 2005.  Our total revenues were $68.6 million for the quarter ended September 29, 2006, a decrease of 10.5% from $76.6 million for the quarter ended September 30, 2005.  The decline in net revenues was primarily due to decreases in Health Delivery Outsourcing and Health Delivery Services, offset by increases in Health Plan and Software Services.  The Health Delivery Outsourcing segment had the most significant decrease compared to the quarter ended September 30, 2005, $8.4 million, or 23.7%, primarily due to the termination of two outsourcing contracts (New York Presbyterian Hospital (“NYPH”) and UMass Memorial Health Care (“UMMHC”)) at the end of the fourth quarter of 2005.  This decline was partially offset by the award of new contracts at Continuum Health Partners and Centura Health in the third quarter of 2005.  Outsourcing revenues in the third quarter of 2005 for the two terminated contracts totaled $10.9 million, while outsourcing revenues in the third quarter of 2006 from the two new contracts totaled $7.4 million, compared to revenues of $4.0 million in the third quarter of 2005.  Additionally, during the third quarter of 2005, there was a one-time $1.0 million pass-through revenue item related to transitioning out subcontractor services at University Hospitals Health System (“UHHS”) in Cleveland, Ohio.

In Health Delivery Services, net revenues decreased by $2.8 million, or 16.4%, due to lower revenues from our consulting and implementation services.  The lower revenues were attributable to the discontinuation of certain underperforming service lines in late 2005 and a need to restructure our sales model in this area to improve our sales effectiveness.

The most significant offsetting increase in our net revenues was in Health Plan, which increased by $3.1 million, or 63.5%, due to market acceptance of our blended shore delivery model by mid-size and large health plans.  Software Services (formerly named Paragon Solutions, Inc.) revenues increased by $971,000, or 15.7%, due to general growth in providing offshore software development services to independent software vendors.  Life Sciences revenue grew by $880,000, or 12.1%, due to unusual weakness in revenues in that segment during the latter half of 2005.

In March 2006, we received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire in March 2007.  We currently receive annual revenues of approximately $24 million from this contract.  We have no assurances that the contract will be extended past the one year renewal period, and UPHS still has the right to terminate the contract for convenience on 180 days notice.  The renewal process is currently being competitively bid and it is anticipated that a vendor of choice decision will be made in the fourth quarter of 2006.  If we are unable to execute a longer term renewal with UPHS or if we are unable to enter into new outsourcing engagements, our Health Delivery Outsourcing revenues would be adversely impacted.  Revenues in our business units other than outsourcing are not expected to change significantly from their levels at the end of the third quarter of 2006, with some modest growth expected to continue in the Health Plan and Software Services segments.  Growth in Health Delivery Services and Outsourcing is highly dependent upon capturing market share through successfully restructuring our selling model and acceptance by the health delivery market of our blended shore delivery model.

Cost of Services.  Cost of services before reimbursable expenses was $47.0 million for the quarter ended September 29, 2006, a decrease of 16.1% from $56.1 million for the quarter ended September 30, 2005.  The decrease was primarily due to an $8.2 million decline in costs in the Health Delivery Outsourcing segment directly related to the reduction in revenues described above.  Health Delivery Services costs decreased by $2.8 million as we reduced costs in that area, primarily through staff attrition and staff reductions in the fourth quarter of 2005, to improve profitability.  Costs in Health Plan increased by $2.7 million and costs in Software Services increased by $910,000 in order to serve the revenue growth in those segments.

Gross Profit.  Gross profit was $18.2 million, or 27.9% of net revenues, for the quarter ended September 29, 2006, an increase of 9.3% from $16.6 million, or 22.9% of net revenues, for the quarter ended September 30, 2005.  This increase was due to $1.0 million of additional gross profit in the Life Sciences segment due to the revenue increase in that segment, and the margin associated with the revenue increases in the Health Plan segment described above.

Selling Expenses.  Selling expenses were $4.0 million for the quarter ended September 29, 2006, a decrease of 47.3% from $7.6 million for the quarter ended September 30, 2005.  This decrease was primarily due to reductions in the sales force and marketing costs.  Selling expenses as a percentage of net revenues decreased to 6.2% for the quarter ended September 29, 2006 from 10.5% for the quarter ended September 30, 2005 for the same reasons.  We expect to invest increased amounts in sales and marketing costs over the next several quarters, which may affect profitability.

General and Administrative Expenses.  General and administrative expenses were $8.9 million for the quarter ended September 29, 2006, a decrease of 5.6% from $9.5 million for the quarter ended September 30, 2005.  This decrease was due to reduced bad debt and office facilities expenses.  General and administrative expenses as a percentage of net revenues increased to 13.7% for the quarter ended September 29, 2006 from 13.0% for the quarter ended September 30, 2005.

Interest Income, Net.  Interest income, net of interest expense, was $646,000 for the quarter ended September 29, 2006, an increase of 176.1% from $234,000 for the quarter ended September 30, 2005, due to higher interest rates earned on higher cash and investments balances.  Interest income, net of interest expense, as a percentage of net revenues increased to 1.0% for the quarter ended September 29, 2006 from 0.3% for the quarter ended September 30, 2005.

Other Income (Expense), Net.  Other income (expense) was $653,000 for the quarter ended September 29, 2006, compared to a negligible amount for the quarter ended September 30, 2005.  In August 2006, we sold our Cyberview software product assets to Medisolv, Inc. and generated $691,000 of other income before taxes for the quarter ended September 29, 2006.

Income Taxes.  We recorded a $458,000 tax provision for the quarter ended September 29, 2006, compared to a $20,000 tax provision for the quarter ended September 30, 2005.  The 7% tax provision for the quarter ended September 29, 2006 was for annual estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as our net operating loss carryforwards offset most of the federal and certain state tax liabilities.  The tax provision for the quarter ended September 30, 2005 of $20,000 reflects a minor adjustment to achieve an estimated effective annual tax benefit rate of 24.4% for 2005 (exclusive of a valuation allowance). We continue to expect that our tax provision in fiscal 2006 will remain low, but that our long-term tax provision will return to levels consistent with full federal and state tax rates.

Results of Operations for the Nine Months Ended September 29, 2006 and September 30, 2005

Revenues.  Our net revenues were $197.5 million for the nine months ended September 29, 2006, a decrease of 5.4% from $208.8 million for the nine months ended September 30, 2005.  Our total revenues were $208.0 million for the nine months ended September 29, 2006, a decrease of 5.5% from $220.1 million for the nine months ended September 30, 2005.  The decreases in net revenues were in Health Delivery Outsourcing and Health Delivery Services, partially offset by increases in Health Plan and Software Services.  The Health Delivery Outsourcing segment had the most significant decrease compared to the nine months ended September 30, 2005, $13.5 million, or 14.3%, primarily due to the termination of two outsourcing contracts at the end of the fourth quarter of 2005.  Outsourcing revenues for the nine months ended September 30, 2005 from the two terminated contracts totaled $34.5 million.  Revenues from two new contracts which began in August 2005 were $22.5 million for the nine months ended September 29, 2006 compared to only two months of revenue recognized of $4.0 million for the nine months ended September 30, 2005.

The net revenues in the Health Delivery Services segment decreased $7.7 million, or 14.4% due to lower revenues from our consulting and implementation services offerings.  The most significant offsetting increase was in Health Plan, which increased by $9.2 million, or 70.7%, due to market acceptance of our blended shore delivery model.  Software Services revenues increased by $4.5 million, or 28.0%, primarily due to general growth in providing offshore software development services to independent software vendors.

Cost of Services.  Cost of services before reimbursable expenses was $142.7 million for the nine months ended September 29, 2006, a decrease of 11.0% from $160.4 million for the nine months ended September 30, 2005.  The decrease was primarily due to a $14.3 million decline in costs in the Health Delivery Outsourcing segment directly related to the reduction in revenues described above.  Health Delivery Services costs decreased by $6.4 million as we reduced costs in that area, primarily through staff attrition and staff reductions in the fourth quarter of 2005, to improve profitability.  Costs in Health Plan increased by $6.1 million and costs in Software Services increased by $3.0 million in order to serve the revenue growth in those segments.

Gross Profit.  Gross profit was $54.7 million, or 27.7% of net revenues, for the nine months ended September 29, 2006, an increase of 13.1% from $48.4 million, or 23.2% of net revenues, for the nine months ended September 30, 2005.  This increase was primarily due to a $3.2 million increase in gross profit related to the revenue increase in the Health Plan segment as described above, and a $1.5 million increase in gross profit in Software Services due to better performing contracts.  Additionally, gross profit in our Software Products business improved by $902,000 from a level of negative $805,000 to positive $97,000, primarily due to cost reductions.

Selling Expenses.  Selling expenses were $12.4 million for the nine months ended September 29, 2006, a decrease of 42.1% from $21.5 million for the nine months ended September 30, 2005.  This decrease was primarily due to reductions in the sales force and marketing costs.  Selling expenses as a percentage of net revenues also decreased to 6.3% for the nine months ended September 29, 2006 from 10.3% for the nine months ended September 30, 2005 for the same reasons.

General and Administrative Expenses.  General and administrative expenses were $27.4 million for the nine months ended September 29, 2006, a decrease of 8.9% from $30.1 million for the nine months ended September 30, 2005.  This decrease was due to cost reductions that occurred during the latter part of fiscal year 2005.  As well as lower salary expense due to staff reductions, costs were also reduced in the areas of travel, recruiting, telecommunications, and office facilities.  General and administrative expenses as a percentage of net revenues decreased to 13.9% for the nine months ended September 29, 2006 from 14.4% for the nine months ended September 30, 2005.

Interest Income, Net.  Interest income, net of interest expense, was $1.4 million for the nine months ended September 29, 2006, an increase of 109.1% from $674,000 for the nine months ended September 30, 2005, due to higher interest rates earned on higher cash and investments balances.  Interest income, net of interest expense, as a percentage of net revenues increased to 0.7% for the nine months ended September 29, 2006 from 0.3% for the nine months ended September 30, 2005.

Other Expense, Net.  Other income (expense) was $640,000 for the nine months ended September 29, 2006 compared to a negligible amount for the nine months ended September 30, 2005.  In August 2006, we sold our Cyberview software product assets to Medisolv, Inc. and generated $691,000 of other income before taxes for the nine months ended September 29, 2006.

Income Taxes.  We recorded a $1.2 million tax provision for the nine months ended September 29, 2006, compared to a $5.4 million tax provision for the nine months ended September 30, 2005.  The 7% tax provision for the nine months ended September 29, 2006 was for annual estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the net operating loss carryforwards offset most of the federal and certain state tax liabilities.  The tax provision for the nine months ended September 30, 2005 of $5.4 million primarily consisted of a $6.0 million deferred tax asset valuation allowance.  The valuation allowance was recorded as a result of the historical losses we had incurred, creating additional negative evidence as to the uncertainty of our ability to realize our deferred tax assets, as assessed per the guidance of the applicable tax accounting standard, SFAS 109.

Loss on Discontinued Operations.  The disposition of our Coactive Call Center Service line had been accounted for as a discontinued operation.  During the nine months ended September 30, 2005, we incurred $866,000 of costs related to the operation and wind-down of the business.  These costs, net of a 38% tax benefit, resulted in a net loss of $537,000, compared to no loss on discontinued operations for the nine months ended September 29, 2006.

Liquidity and Capital Resources

At September 29, 2006, we had cash and investments available for sale of $54.2 million compared to $35.1 million at December 30, 2005.  During the nine months ended September 29, 2006, we generated cash flow from continuing operations of $17.7 million which primarily consisted of $15.8 million of profit.

Our days sales outstanding (DSO) of accounts receivable was 34 days for the third quarter of 2006, the same as the fourth quarter of 2005.  We expect our DSO to remain at approximately its current level for the near future, subject to routine fluctuations.

 In February 2006, we signed an agreement with a landlord to return excess office space to them.  As part of the agreement, we are required to make $2.9 million of payments to the landlord in equal installments over the last ten months of fiscal year 2006 in order to extinguish our obligation.  These payments are being charged against amounts that have been accrued in prior years for facility closure costs, and thus affect cash flow in fiscal year 2006 without affecting pretax income.  The balance of this liability at September 29, 2006 is $659,000.

We do not currently expect any significant cash flow changes from our other areas of working capital such as prepaid expenses, accounts payable, and accrued liabilities; however, we are susceptible to ongoing routine fluctuations in those areas.

During the nine months ended September 29, 2006, our cash flow benefited from $5.5 million of stock option exercises, primarily by former employees.

Further, we used approximately $4.4 million of cash to purchase property and equipment, primarily information technology and related equipment, while incurring $5.4 million of depreciation and amortization.  During the third quarter of 2006, we made commitments of approximately $2 million for leasehold improvements and furniture to move and expand our office in Bangalore, India.  Approximately $800,000 of this capital was spent in the third quarter of 2006, with approximately $1.2 million expected to be spent in the fourth quarter of the year.  Additionally, we expect to incur several months of duplicate rent and a termination fee of approximately $300,000 during the fourth quarter of 2006.

One of our new outsourcing accounts, which began in August 2005, had a net negative impact on cash of over $2 million for the nine months ended September 29, 2006, primarily due to the deferral of fees, transition costs, and capital expenditures agreed upon when the contract was originally signed in the third quarter of 2005.  The initial cash requirements related to this contract have been completed.

Our cash flow in fiscal year 2006 is highly dependent on our ability to continue to be profitable.  Generally, we expect any pretax profitability in fiscal year 2006 to contribute positively to cash flow.  A significant amount of income in 2006 or thereafter (approximately $25 million) is not expected to be subject to federal taxation or require any significant book tax provision in our income statement due to the existence of net operating loss carryforwards.  We continue to expect that our tax provision in fiscal 2006 will remain low, but that our long-term tax provision will return to levels consistent with full federal and state tax rates.

As of September 29, 2006, the following table summarizes our contractual commitments (in thousands):

	Payments Due by Period
Contractual Obligation	Less than 1 Year	1 -3 Years	3-5 Years	Total
Operating leases, net of subleases	$5,004	$4,992	$1,829	$11,825
Purchase obligations	1,529	412	—	1,941
Total	$6,533	$5,404	$1,829	$13,766

Management believes that our existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and cash equivalents are available for capital expenditures (which are projected at approximately $6 million for 2006), upfront setup costs and deferred fees on new contracts, strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At September 29, 2006, we had deferred $4.5 million of unamortized costs which are included in non-current assets.

In April 2006, we began a $12 million outsourcing contract in the Health Plan segment.  This contract requires us to complete a system implementation prior to beginning the operations phase of the contract.  The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations.  As a result, we will receive approximately $5 million of cash which will be accounted for as a customer advance prior to our beginning to earn revenue on the contract, and our deferred costs on the balance sheet will increase substantially.

As part of our ongoing operations to provide services to our customers, incidental expenses, which are generally reimbursable under the terms of the contracts, are billed to customers. These expenses are recorded as both revenues and direct cost of services in accordance with the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” and include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges.

Software license and maintenance revenues comprised approximately 4.2% of our net revenues for the nine months ended September 29, 2006.  Additionally, we realized additional revenues from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

Unbilled receivables of $15.3 million represent revenues recognized for services performed that were not billed as of September 29, 2006.  The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology.  As of September 29, 2006, we had unbillable amounts of approximately $2.9 million, which were generally expected to be billed within one year.

We had a long-term receivable at September 29, 2006 and December 30, 2005 of $2.4 million and $1.7 million.  Of the long-term receivables of $1.7 million at December 30, 2005, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract.  In January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009.  Both deferrals were in accordance with the terms of the contract executed with this client in July 2005.

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

During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses, combined with the fact that we were outside the period allowable to carry back losses, and recorded a valuation allowance of $5.8 million in the fourth quarter of that year.  During the fourth quarter of fiscal year 2004, we re-evaluated our requirement for a valuation allowance after having completed a full year in which we recorded taxable income in each quarter, and reversed $3.0 million of the valuation allowance taken in fiscal year 2003.

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

This valuation allowance does not, in any way, limit our ability to use our deferred tax assets, primarily loss carryforwards, to offset taxable income in the future.  As well as not being subject to federal taxation other than the Alternative Minimum Tax, a significant amount (approximately $25 million) of any future pretax income from the beginning of fiscal year 2006 and thereafter will not require a significant tax provision in the income statement.  Additionally, if at some point in the future, the realization of any of our deferred tax assets is considered more likely than not based on successive years of generating taxable income, we will reverse all or a portion of any existing valuation allowance at that time.  Our valuation allowance for deferred income taxes has been a particularly volatile estimate over the past several years, as our level of income and loss has fluctuated, requiring us to reassess the likelihood of realization of our tax assets.

Goodwill and Intangible Assets

Under SFAS 142, we no longer amortize our goodwill and are required to complete an annual impairment testing which we perform during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  We use various assumptions, such as discount rates, and comparable company analysis in performing these valuations.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  We performed an impairment test on each of our components of goodwill as of the fourth quarter of fiscal year 2005 and determined that none of our goodwill was impaired.  As of September 29, 2006, we have $18.2 million of goodwill and $649,000 of intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements included in this report).

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (see New Accounting Standards in Note 1 in Item 1 of this report).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (see New Accounting Standards in Note 1 in Item 1 of this report).

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (see New Accounting Standards in Note 1 in Item 1 of this report).

In December 2004, the FASB enacted SFAS 123R which we adopted in the first quarter of 2006 (see Stock-Based Compensation in Note 1 in Item 1 of this report).

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

Our financial instruments include cash and cash equivalents (i.e., short-term and long-term cash investments), accounts receivable, unbilled receivables, and accounts payable.  Only the cash and cash equivalents which totaled $51.2 million at September 29, 2006 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $512,000.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

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

As previously disclosed in Item 9A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005 (“2005 10-K”), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the 2005 year because we did not maintain effective controls over the determination and reporting of our provision for income taxes, and we had a “material weakness” in internal controls as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board.  The material weakness was related to the inaccurate identification and recording of state tax net operating losses (NOLs) during fiscal years 2000 through 2004, resulting in excess state tax contingency reserves accumulating on our balance sheet and $1.3 million of higher cumulative tax expense over those periods.  The proper procedure for estimating the state deferred tax assets and the related contingency reserves is to use the income of each of our subsidiaries and the tax rates for each state jurisdiction in which such subsidiary operates in performing the calculations.  In preparing the 2005 10-K, we applied the proper procedure, which resulted in management identifying the excess tax contingency reserve for the first time.  The 2005 10-K correctly states our 2005 income tax expense and we restated our previously issued consolidated financial statements for the 2001 through 2004 fiscal years to account for the inaccuracies that we identified in preparing the 2005 10-K. As a result of the inaccuracies in tax accounting described above, management concluded that our controls were not effective because there were not sufficient personnel in our corporate tax department who were qualified and trained to properly calculate state deferred tax assets and contingency reserves.  Since the calculation of state NOLs and the related accounting is performed on a once per year basis after all tax returns are filed for the previous year, the initial testing to confirm that the material weakness described above and in Item 9A of our 2005 10-K has been remediated will occur in late 2006.  We have recently hired a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes,” who began employment in late August, and will perform the appropriate detailed analysis on an ongoing basis starting in fiscal year 2006.

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

Item 1A.  Risk Factors.

Except as set forth below, there have been no material changes from risk factors as previously disclosed in response to Item 1A in Part I of our 2005 10-K and to Item 1A in Part II of our Form 10-Q for the fiscal quarter ended June 30, 2006.

The following are material changes to the risk factors previously disclosed in our 2005 10-K.

1.  The first risk factor which appears on page 11 of the 2005 10-K (and in Item 1A in Part II of our Form 10-Q for the fiscal quarter ended June 30, 2006) is changed in its entirety as follows:

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

•                                          Our ability in our Health Delivery business unit to generate a pipeline of business and provide consistent service quality with a restructured sales organization and relatively new business unit leader;

•                                          The loss of one or more significant clients in any of our business segments, including any failure to secure renewals for any of our large outsourcing contracts in Health Delivery or any early termination of any significant contracts;

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

•                                          Impact on our business and clients relating to force majeure events;

•                                          International currency fluctuations;

•                                          Expenses related to the issuance of restricted stock or stock options to our employees; and

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

Finally, we reported positive earnings in each of the three quarters for the nine months ended September 29, 2006.  However, we also reported a net loss for the year ended December 30, 2005.  As a result, we cannot assure you that we will achieve or maintain positive earnings in the future.  If we are unable to achieve sustained profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

2.  The second risk factor which appears on page 12 of the 2005 10-K (and in Item 1A in Part II of our Form 10-Q for the fiscal quarter ended June 30, 2006) is changed in its entirety as follows:

We are dependent on our outsourcing engagements for a significant part of our revenues.

Net revenues from our outsourcing relationships, for the quarter ended September 29, 2006, represented approximately 41.2% of our consolidated net revenues.  The substantial majority of these revenues are received from three large outsourcing accounts that signed long-term agreements with us.  In the first quarter of 2006, we received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire in March 2007.  We currently have no assurances that the contract will be extended past the one year renewal period, and UPHS retains the right to terminate the contract at its discretion upon 180 days notice. In addition, the renewal process is currently being competitively bid and we have no assurances that our proposal will be deemed competitive or successful against the multiple service providers that are expected to compete for the new contract.  The loss of any of our remaining three large outsourcing relationships, including a failure to gain renewal of any of these contracts or a longer term renewal at UPHS, could have a material adverse impact on our business and results of operations.  Further, if we are unable to successfully close and implement the new outsourcing relationships that we are pursuing

(including the renewal of our existing outsourcing clients, both large and small), our business and results of operations will be materially adversely impacted.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
Month #1 (July 1, 2006 – July 28, 2006)	0	$0.00	N/A	N/A
Month #2 (July 29, 2006 – August 25, 2006)	8,357	$8.49	N/A	N/A
Month #3 (August 26, 2006 – September 29, 2006)	0	$0.00	N/A	N/A
Total	8,357	$8.49	N/A	N/A

On August 8, 2006, we repurchased a total of 8,357 shares of common stock from one of our non-Section 16 officer vice presidents in private transactions, for a total purchase price of $70,951.  All shares were purchased at the closing price of our common stock on Nasdaq National Market on the date of purchase, or $8.49 per share.  Of the total purchase price, $67,836 of such amount was applied to outstanding loan that such vice president had with us.  The remaining amount of the purchase price paid to the applicable vice president was intended to cover the individual’s estimated capital gains tax on the sale.  The loan was made in connection with restricted stock purchase agreements between FCG and this vice president that were entered into prior to December 2000, when we eliminated a requirement that our vice presidents purchase and hold common stock of FCG.

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

FIRST CONSULTING GROUP, INC.

Date: November 8, 2006	/s/LARRY R. FERGUSON
Larry R. Ferguson
Chief Executive Officer

Date: November 8, 2006	/s/THOMAS A WATFORD
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