Form 10-K
period 2006-12-29
FIRST CONSULTING GROUP INC
filed 2007-03-14
CIK 1049758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant at June 30, 2006 was approximately $223,206,004, based on the closing price of such common equity on such date as quoted on NASDAQ.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	26,610,982
(Class)	(Outstanding at February 23, 2007)

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information that will be filed with the Securities and Exchange Commission by April 30, 2007, either as part of Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

i

ii

PART I

Cautionary Statement

This report contains forward-looking statements which include, but are not limited to, statements regarding the prospective growth and profitability of our business and our anticipated revenues and other operating results. These forward-looking statements involve known and unknown risks which may cause our actual results and performance to be materially different from the future results and performance stated or implied by the forward looking statements. Such statements are subject to risk. See Risk Factors in Item 1A below. These forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and certain assumptions made by us. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” and variations of these words or similar expressions are intended to identify forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements.

The section entitled “Risk Factors” set forth in Item 1A of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report discuss the material risk factors that may affect our business, results of operations and financial condition. You should carefully consider those risks, in addition to the other information in this report before deciding to invest in us or to maintain or increase your investment. This cautionary statement and others made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

ITEM 1.                BUSINESS

General

We provide information technology services and software products, primarily for health delivery, health plan and life sciences organizations. Our service offerings include outsourcing, systems implementation and integration, consulting, software development, staff augmentation and research services. We offer cost effective, high quality services through our global delivery operations in the United States, Europe and Asia (India and Vietnam), and we provide these services onsite at the client or offsite and offshore from our shared services centers. We seek to increase our clients’ operational effectiveness through improved uses of information technology, which can result in reduced costs, improved customer service, enhanced quality of patient care, or more rapid introduction of new pharmaceutical compounds for our clients. We apply industry knowledge and operations improvement skills, combined with advanced information technologies, to make improvements in healthcare delivery, healthcare financing and administration, health maintenance, and new drug development and commercialization. Through our services, we offer industry-specific expertise to objectively evaluate, select, develop, implement, and manage information systems, networks, and applications. We also license proprietary software products and provide software development, maintenance and hosting services to our clients. Our employees possess expertise in clinical, financial, and administrative processes, information technologies, software development methodologies and applications. Our employees are supported by internal research and a centralized information system that provides access to current industry information and project methodologies, experiences, models, and tools. We believe that our success is attributable to strong relationships with industry leading clients, our industry and technical expertise, our global delivery model, a professional working environment, and the depth and breadth of our services. We were organized in 1980 as a California corporation, and in February 1998, we reincorporated as a Delaware corporation.

Clients and Services

Our clients include integrated delivery networks, or IDNs, health plans, acute care centers, academic medical centers, physician organizations, governmental agencies, pharmaceutical companies, biotech companies, independent software vendors (ISVs), and other organizations. We have worked for many of the pharmaceutical and life sciences companies listed in Fortune’s Global 500, nearly all of the largest U.S. managed care firms and IDNs, and the two largest US government healthcare IDNs.

Our principal services consist of outsourcing, consulting, systems implementation and integration, staff augmentation, and software development. We believe that our clients’ overall operational effectiveness is dependent upon a solid business strategy and the implementation of improved business processes supported by information management. We also believe that these elements are interdependent and therefore must be integrated in order to be successful. We offer our clients an integrated approach through multi-disciplinary teams with expertise across these services areas. In certain areas of our businesses, we also offer proprietary software products that are designed to optimize other client systems or processes. In our consulting and systems integration practice, we are typically engaged on a project basis and assemble client teams from one or more services to match the expertise and service offerings with the overall objectives required by each client and engagement. Many client engagements involve multiple assignments. We may assemble several client teams to serve the needs of a single client. We provide services at the client site to senior-level management and other personnel within the client organization. In our outsourcing practice, we typically are engaged on a multi-year basis. Our services include full information technology outsourcing, process and application outsourcing, business process outsourcing, and discrete functional outsourcing such as “help desk” services.

We are organized to provide our services in the following areas—Health Delivery Services, Health Delivery Outsourcing, Life Sciences, Health Plans, Software Services, and Software Products. Additionally, we have three shared service centers that provide services to our multiple business segments. These shared service centers include FCG India, Integration Services, and Infrastructure Services. The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost. Please refer to Note P of our consolidated financial statements and related notes included in Item 15 of this annual report for a description, by business unit and by geographic segment, of certain financial information for the last three fiscal years. Additionally, we changed our internal organization at the beginning of 2006 which caused our reportable segments to change. We have restated the corresponding items of our segment information for the applicable earlier periods in our consolidated financial statements included within this annual report.

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

Since our inception in 1980, we have served hundreds of healthcare delivery clients, including hospitals, IDNs, academic medical centers, clinics, physician organizations, home healthcare companies,

skilled nursing facilities, and related providers. Our focus on developing and implementing integrated solutions enables our clients to achieve market differentiation, improve customer service and quality, manage cost and supply chains more efficiently, and optimize their information systems and processes.

Our expertise includes business and clinical process improvement, care/disease management, clinical transformation, patient safety and computerized physician order entry (CPOE), and clinical system implementation and integration services. We also help our clients with strategic systems planning and optimization of their information technology (IT) investments, including IT services-management, systems selections, disaster recovery, digital imaging, and data management strategies interwoven with process improvement techniques. Our key vendor competencies include, among others, Cerner, EPIC, Eclipsys, IDX, Medical Information Technology, Inc. (MEDITECH), Sun Microsystems (SeeBeyond), and Siemens. Additionally, we assist clients through a full range of Health Insurance Portability and Accountability Act (HIPAA) compliance services.

From front-end IT strategy and assessments to integration and implementation, to back-end operations or staff augmentation, we provide the depth and breadth of expertise to address clients’ specific clinical, financial, operational, and technical needs, bringing teams of experienced professionals who have solved similar problems or implemented and maintained the applicable technology.

Health Delivery Outsourcing

We provide IT outsourcing services that include hiring the IT staff of clients and operating part or all of the IT operations either at the client site, offsite in a consolidated service center, or offshore in a development/service center. Through these services, we provide long-term IT management expertise, tailoring our efforts specifically to the client’s culture, strategy, and business needs. We offer a wide range of outsourcing services, including assessment/due diligence, program management, discrete outsourcing, application hosting, business process outsourcing, and full IT outsourcing. Our assessment/due diligence service provides clients with a strategic and economic assessment of the feasibility of outsourcing part or all of their IT functions, relative to their financial condition, strategic objectives, internal IT capabilities, and overall direction.

Our typical outsourcing engagement is a long-term, multi-year engagement with the client where we hire some or substantially all of the client’s IT staff and we transform the client’s IT process in an effort to provide improved service and complete management of the IT function at a lower cost. We continue to provide certain of the outsourcing services from the client’s site while other services are moved offsite. In the infrastructure area, the client either retains ownership of the related assets (e.g., data center, and all hardware and software) or we provide these services offsite through our Nashville, Tennessee operations center, or a third party infrastructure firm provides them on a subcontracted basis. The aggregate amount of our revenue that was attributed to a single third party infrastructure provider in 2006 and 2005 was approximately $5.3 million and $17.9 million, respectively. We typically create service agreements with a fixed fee for a specified level of service, and an adjustment in the fee for different levels or volumes of service. We also offer program management and discrete outsourcing services to clients on an “as needed” basis.

At December 29, 2006, we had 20 active outsourcing relationships representing 43 hospitals and other health care facilities. The substantial majority of our outsourcing revenues in 2006 were received from three large outsourcing accounts (University of Pennsylvania Health System, Continuum Health Partners, and University Hospitals in Cleveland). Our backlog related to our outsourcing contracts was approximately $230 million at December 29, 2006 (of which approximately $79 million is expected to be earned in fiscal year 2007), compared to approximately $265 million at December 30, 2005.

In March 2006, we received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire on March 31,

2007. If not renewed or extended prior to that date, the contract converts to a six month transition services contract. We have no assurances that the contract will be extended and the renewal process is currently being competitively bid. It is anticipated that a vendor of choice decision will be made in the first half of 2007. We received approximately $26.7 million (including $5.3 million of revenues related to a major subcontractor) from this engagement in 2006, or 10.1% of our net revenues.

Our agreement with University Hospitals was originally a five year engagement through June 2007 and was extended through June 2010 during 2005. We received approximately $27.0 million from this engagement in 2006, or 10.2% of our net revenues. In August 2005, we began a new outsourcing contract with Continuum Health Partners. We received approximately $27.7 million from this engagement in 2006, or 10.5% of our net revenues.

Our outsourcing contracts can be terminated at the convenience of our clients upon the payment of a termination fee, or upon our material failure to provide the agreed upon services in our contracts. If any of our significant outsourcing clients were to terminate their agreements with us, our business and financial condition would be materially adversely affected.

Life Sciences

Our Life Sciences practice serves leading pharmaceutical, biotechnology, medical device, and related organizations throughout North America, Europe, and Japan. We have served more than half of the top 50 global pharmaceutical companies. Through a broad range of consulting, technology, integration, application development, validation and quality assurance, staff augmentation, outsourcing services, and software products, we design, develop, and maintain the processes and information systems used by life sciences enterprises in all aspects of the drug development and commercialization lifecycle. We seek to help our life sciences clients comply with regulations, reduce costs, improve business processes, increase customer satisfaction, and bring products to market faster.

We have built deep domain expertise in core functions across the pharmaceutical enterprise: clinical, research and development, manufacturing and commercial operations. Our cross-functional enterprise solutions have also enabled us to bring added value at the corporate level by helping our clients create a more integrated approach and common processes across their organizations.

Our services are designed around the increasing need for enterprise content management, knowledge management, and cross-functional collaboration. A significant part of our Life Sciences business now includes the licensing and support of FirstDoc®, a leading enterprise content management (ECM) solution for life sciences organizations, which provides a unifying technology platform to help our clients manage compliance-related content. Built on Documentum’s (a division of EMC Corporation) ECM technology platform, FirstDoc has been selected by several leading pharmaceutical companies, many of which are implementing the solution as the ECM standard across their enterprise.

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

We have in-depth knowledge of several core administrative information technology systems including AMISYS, Facets, and QNXT. Our knowledge of these systems, as well as related ancillary systems, improves time-to-benefit for system implementations and operations improvement engagements. We use our in-depth knowledge of the core system applications both to provide information technology outsourcing and hosting for these core administrative applications. We have developed a unique high quality, low cost global (combination of domestic and offshore staff) delivery approach to all of our services, built upon our deep health plan domain onshore expertise and our low cost, experienced offshore development and application management resources in India.

We provide IT outsourcing services that include hiring the IT staff and operating most of the IT operations at the client site, offsite in a consolidated service center in Nashville, and offshore in our development/service center in Bangalore, India. Through these services, we provide long-term IT management expertise, tailoring our efforts specifically to the client’s culture, strategy, and business needs.

Software Services

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

Our software services group also delivers information technology services to the Health Delivery, Health Plans, and Life Sciences business units with FCG. Our expertise and experience in application development, application integration, quality assurance, and application management services allow our clients to quickly realize a return on their investment. We complement our Capability Maturity Model Integrated (CMMI) level 5 assessed development methodologies with deep domain knowledge to provide a low cost, high value collection of services that address specific business needs. We provide our services on a fixed fee, per-hour, or fixed-fee per month basis utilizing a global delivery pricing model that is typically a lower cost option to our client’s full time equivalent costs.

FCG Software Services has software development centers in Atlanta, Georgia; Bangalore, India; and Ho Chi Minh City, Vietnam. This offshore/onshore business model provides us with the capability to provide lower cost and high quality software development to our healthcare, life sciences, and non-healthcare markets. The most common measure of software development process is the CMMI metric of the Software Engineering Institute (SEI). There are five CMMI levels, and FCG Software Services is currently assessed at the highest level, CMMI 5, in both its India and Vietnam development centers. This significant achievement represents our commitment to providing high quality, low cost technology services to our clients. This certification, combined with deep industry expertise and a global delivery model, further minimizes risk and maximizes the value we bring to our clients. Clients benefit from improved internal business processes that increase quality and productivity while decreasing cycle times.

Software Products

We began 2006 with three software products—FirstGateways™, CyberView, and Full Contact. In the second half of 2006, we sold the CyberView assets to a third party and announced to clients that we would be phasing out the Full Contact product. Our sole remaining product in this business unit, FirstGateways, represents our investment in the development of Physician Portals and Regional Health Information Organizations (RHIOs) and consists of two modules, both of which are generally deployed for each installation of the FirstGateways product:

•       FirstGateways HealthView™—A web-based viewer that enables users to access patient clinical data as well as other important data sources on the internet as well as a site’s intranet.

•       FirstGateways VLink™—An integration engine that enables the collection, integration, aggregation and distribution of clinical data.

Sales and Marketing

We generate a substantial portion of our revenues from existing clients and client referrals. We market our services primarily through our senior management, sales team, and account managers. Our senior management, sales leaders, and account managers seek to develop strong relationships with senior-level information management and other decision-making personnel at leading healthcare and pharmaceutical organizations. We maintain these relationships by striving to successfully complete assignments and achieve high customer satisfaction. Our services delivery leaders and practice directors also are expected to allocate time to business development and related activities. We also employ account managers and functional sales specialists who are dedicated to business development with potential and existing clients. We are frequently engaged to provide multiple services throughout several phases of a client’s IT system lifecycle and related business processes, including strategy, planning, procurement and contracting, implementation, integration, and operations management. As a result of this involvement, our personnel often develop an in-depth understanding of our clients’ business systems and capabilities and develop strong relationships with personnel within the client organization. These relationships provide us with significant opportunities to undertake additional assignments for each client.

In addition to generating assignments from existing clients, we attract new clients through our targeted marketing activities. Our marketing activities include email and direct marketing, public presentations, press and analyst relations, publishing of articles and white papers, and trade show participation. We also maintain research reports and white papers on our website, along with other company and industry information. Our marketing staff works on product and services positioning and strategy which is built into our sales support tools, including presentations, brochures, published articles, sales kits, descriptions of our services, and case studies.

Industry Research and Knowledge Sharing

Our services and consultants are supported by internal and external research, training, and a centralized information system that provides real-time access to current industry and technology information and project methodologies, experiences, models, and tools. Our principal research and practice support initiatives include: the Emerging Practices group, professional development programs, and the Knowledge, Information, Technology Exchange (KITE®).

Emerging Practices.   The Emerging Practices group performs industry research and collects, packages, and distributes knowledge regarding emerging trends in the healthcare and pharmaceutical industries, their implications for the industry, and the need for technology support. Examples of topics that the Emerging Practices group has researched are CPOE, disease management, pay-for-performance, RHIOs, patient safety, e-prescribing, IT and business process outsourcing, and hand held technology. We also provide customized research for product and market strategies, evaluate the commercial potential for new products, and conduct internal and client workshops. The Emerging Practices group also participates in research projects and publishes a monthly news summary that is sent to several thousand subscribers.

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

Knowledge, Information, Technology Exchange (KITE®).   Our employees have access to our internal research and to current industry and technology information and project methodologies, experiences, models, and tools through KITE®. KITE® currently houses approximately 58,000 documents that include industry information, service methodologies and tools, benchmarks and best practice information, and other documentation to support our services and consultants. KITE® is updated on a continuous basis with information resulting from each engagement, and by the Emerging Practices group. We believe that this resource allows our employees to utilize engagement-specific information that improves the quality and content of services delivered to clients while reducing cost of our delivery.

Competition

The market for healthcare outsourcing, consulting, implementation and integration, products, and research services is intensely competitive, rapidly evolving, and highly fragmented. We have competitors that provide some or all of the same services that we provide. We compete for consulting services with large international multi-industry firms and regional and specialty consulting firms. In implementation and integration services, we compete with information system vendors, service groups of computer equipment companies, specialty consulting firms, and systems integration companies. In outsourcing, we compete with large multi-national companies. We also compete with offshore service companies that provide software development, IT consulting, and other integration and maintenance services. In recent years, some of our clients’ internal information management departments have become a competitor by internally performing more IT related services.

Many of our competitors have significantly greater financial, human, and marketing resources than us. As a result, such competitors could respond more quickly to new or emerging technologies and changes in customer demands, or to devote greater resources to the development, promotion, sale, and support of their products and services than us. In addition, as healthcare organizations become larger and more complex, our larger competitors may be better able to serve the needs of such organizations. We may not be able to attract and retain the personnel or dedicate the financial resources necessary to serve these larger organizations.

We believe that we compete primarily on the basis of our healthcare and life sciences domain expertise and experience, our reputation, the quality of our services, and our effective use of an onsite, offsite, and offshore business model to perform services for our clients that are increasingly price-sensitive. Large IT companies have, in the past, offered consulting services at a substantial discount as an incentive to utilize their implementation services. Likewise, software and hardware vendors may provide discounted implementation services for their products. In the future, these competitors may discount such services more frequently or offer such services at no charge. There can be no assurance that we will be able to compete on the basis of our current pricing and service combinations, or that we will be able to continue to lower our prices or improve our services in order to compete effectively. Many of our competitors are also creating offshore delivery services that may significantly reduce their rates charged to clients. Furthermore, many of our competitors have long-standing business relationships with key personnel at healthcare organizations, which could prevent or delay us from expanding our client base. We believe that we have been able to compete successfully on the basis of the quality and range of our services, and the accumulated expertise of our consultants. However, there is no assurance that we will be able to successfully compete with our current and future competitors. Further, competitive pressures may cause our revenues or operating margins to decline or otherwise materially adversely affect our business, financial condition, and results of operations.

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

Employees

As of December 29, 2006, we had 2,716 employees, 46 of whom were vice presidents with responsibility for service delivery, new business development, client relationships, staff development, and company leadership. We believe that our relationship with our employees is good. We use a variety of techniques to identify and recruit qualified candidates to support our growth including full-time recruiters, an internal employee referral program, advertisements, and professional search firms.

Vendor Relationships

We have established numerous non-exclusive vendor relationships. We believe the formation of these relationships enables us to increase our knowledge of key vendor solutions, obtain appropriate training, education, and certification on key technologies and solutions, and gain advantages from joint marketing approaches where appropriate. In turn, we are able to more rapidly identify and deliver integrated solutions to our clients, based on leading technologies, applications, and solutions.

Other Information

We file with the Securities and Exchange Commission (SEC) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and all amendments to those reports and statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding registrants, including us, that file electronically. We also maintain a website located at http://www.fcg.com, and electronic copies of our periodic and current reports, and any amendments to those reports, are available, free of charge, under the “Investors” link on our website as soon as practicable after such material is filed with, or furnished to, the SEC.

ITEM 1A.        RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations. If any of these risks are realized, our business, financial condition, or results of operations could be materially adversely affected. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Many factors may cause our net revenues, operating results, and cash flows to fluctuate and possibly decline.

Our net revenues, operating results, and cash flows may fluctuate significantly because of a number of factors, many of which are outside of our control. These factors may include:

•       Our ability to achieve and maintain profitability in each of our business segments;

•       Our ability in our Health Delivery Services and Health Delivery Outsourcing business units to generate a pipeline of business and provide consistent service quality with a restructured sales organization and new business unit leader in each unit;

•       The loss of one or more significant clients in any of our business segments, including any failure to secure renewals for any of our large outsourcing contracts or the early termination of any significant contracts;

•       The ability of our management team to effectively manage a diverse group of business units and operations;

•       Use of offsite and offshore resources on our engagements and adoption of a global delivery model in the healthcare IT industry;

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

•       Impact of inflation on our long term contracts to the extent such contracts do not have pricing protection for hyperinflation;

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

One or more of the foregoing factors may cause our operating expenses to be unexpectedly high or result in a decrease in our revenues during any given period. In addition, we bill certain of our services on a fixed-price basis, and any project delays or unexpected time expenditures for the project could result in reduced gross margins, or losses. Significant margin reductions or losses could materially adversely affect our business, financial condition, and results of operations. Our business also has significant collection risks. If we are unable to collect our receivables in a timely manner, our business and financial condition could also suffer. If these or any other variables or unknowns were to cause a shortfall in revenues or earnings or otherwise cause a failure to meet public market expectations, our business could be adversely affected.

Finally, we reported a net loss for the years ended December 30, 2005 and December 26, 2003. We cannot assure you that we will achieve or maintain positive earnings in the future. If we are unable to achieve sustained profitability on a quarterly or annual basis, the market price of our common stock could be adversely affected and our financial condition would suffer.

We are dependent on our outsourcing engagements for a significant part of our revenues.

Net revenues from our outsourcing relationships, for the year ended December 29, 2006, represented approximately 41.3% of our consolidated net revenues. The substantial majority of these revenues are received from three large outsourcing accounts that signed long-term agreements with us. In the first quarter of 2006, we received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire on March 31, 2007. If not renewed or extended prior to that date, the contract converts to a six month transition services contract. We currently have no assurances that the contract will be extended and the renewal process is currently being competitively bid. We have no assurances that our proposal will be deemed competitive or successful against the multiple service providers that are competing for the new contract. The loss of any of our remaining three large outsourcing relationships, including a failure to gain renewal of any of these contracts or a longer term renewal at UPHS, could have a material adverse impact on our business and results of operations. Further, if we are unable to successfully close and implement the new outsourcing relationships that we are pursuing (including the renewal of our existing outsourcing clients, both large and small), our business and results of operations will be materially adversely impacted.

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

In addition, many of our outsourcing agreements require that we invest significant amounts of time and resources in order to win the engagement, transition the client’s information technology department to our management, and complete the initial transformation of our client’s information technology functioning to provide improved service at a lower cost and meet agreed-upon service levels. Often, we recover this investment through payments over the life of the outsourcing agreement. If we are unable to achieve agreed-upon service levels or otherwise breach the terms of our outsourcing agreements, the clients may have rights to terminate our agreements for cause and we may be unable to recover our investments. In addition, our pricing for many of these agreements generally assume that we can reduce and manage costs so as to achieve desired margins and recoup our investments. Any failure by us to effectively reduce and manage costs and/or recover these investments could have a material adverse effect on our financial condition, results of operations, and price of our common stock.

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

Our investments in products and emerging service lines may not generate a positive return.

We have invested in development of products such as FirstDoc® and FirstGatewaysTM. These investments are in addition to continuing our investments in other emerging service lines and products and the investments have not generated significant returns to date. As a result, our financial results may continue to be adversely impacted by product investment. If such product development activities or investment in our emerging service lines do not result in relevant offerings and sales, we will not achieve desired levels of return on these investments. As a result, we may need to write off these investments or sell them at a loss.

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

Our failure to meet client expectations in the performance of our services, including the quality, cost, and timeliness of our services, may damage our reputation in the healthcare and pharmaceutical industries and adversely affect our ability to attract and retain clients. If a client is not satisfied with our services, we will generally spend additional human and other resources at our own expense to ensure client satisfaction. Such expenditures will typically result in a lower or negative margin on such engagements and could materially adversely affect our business, financial condition, and results of operations.

Further, in the course of providing our services, we will often recommend the use of software and hardware products. These products may not perform as expected or contain defects. If this occurs, our reputation could be damaged and we could be subject to liability. We attempt contractually to limit our exposure to potential liability claims; however, such limitations may not be effective. A successful liability claim brought against us may adversely affect our reputation in the healthcare and pharmaceutical industries and could have a material adverse effect on our business, financial condition, and results of operations. Although we maintain professional liability insurance, such insurance may not provide adequate coverage for successful claims against us and would not cover damages to our reputation.

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

•       Currency fluctuations;

•       Higher than acceptable attrition rates in our offshore centers;

•       Recruiting and hiring employees, and other employment issues unique to international operations, including ability to secure or renew work visas for foreign employees in the U.S.;

•       Restrictions on travel or other work conditions imposed by foreign governments;

•       Additional costs, including income tax equalization, associated with foreign employees coming to work in the U.S.;

•       Longer payment cycles in some countries and difficulties in collecting international accounts receivable;

•       Terrorist attacks or armed hostilities;

•       Global health/disease issues which may affect our workforce in the US or abroad;

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

Our acquisition of Paragon Solutions, Inc. (now FCG Software Services) in 2003 provided us a means to implement our global sourcing strategy to provide software development and other information technology services from India and Vietnam. If we are unable to realize perceived cost benefits of such a strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted.

Any one or all of these factors may cause increased operating costs, lower than anticipated financial performance, and may materially adversely affect our business, financial condition, and results of operations.

If we do not compete effectively in the healthcare and pharmaceutical information services industries, our business will be negatively impacted.

The market for healthcare and pharmaceutical information technology consulting and products is very competitive. We have competitors that provide some or all of the same services that we provide. We compete for consulting services with large international multi-industry firms, and regional and specialty consulting firms. In implementation and integration services, we compete with information system vendors, service groups of computer equipment companies, specialty consulting firms, and systems integration companies. In outsourcing, we compete with large multi-national companies. We also compete with offshore service companies that provide software development, IT consulting, and other integration and maintenance services. In recent years, some of our clients’ internal information management departments have become a competitor by internally performing more IT related services.

Several of our competitors employ a global sourcing strategy to provide software development and other information technology services to their clients, while at the same time reducing their cost structure and improving the quality of services they provide. If we are unable to realize the perceived cost benefits of our global sourcing strategy or if we are unable to receive high quality services from foreign employees or subcontractors, our business may be adversely impacted and we may not be able to compete effectively.

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

Our business is labor-intensive and requires highly skilled employees. Many of our associates possess extensive expertise in the healthcare, insurance, pharmaceutical, information technology, and consulting fields. To serve a growing client base, we must continue to recruit, train, develop, and retain qualified personnel with expertise in each of these areas. We must also seek certain employees who are willing to work on a variable or per diem basis. Competition for such personnel is intense and we compete for such personnel with management consulting firms, healthcare and pharmaceutical organizations, software firms, and other businesses. Many of these entities have substantially greater financial and other resources than we do, or can offer more attractive compensation packages to candidates, including salary, bonuses, stock, and stock options. If we are unable to recruit and retain a sufficient number of qualified personnel to serve existing and new clients, our ability to expand our client base or services and to offer our services at competitive rates could be impaired and our business would suffer.

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

In response to shifts in market demand and in an effort to better align our business with our markets, we have restructured our organization and hired persons with appropriate skills, including salespersons, and reduced our workforce in practice areas experiencing less demand. We have also hired employees willing to work on a variable or per diem basis in order to better manage project costs and general and administrative expenses associated with underutilized resources. These market conditions and restructuring efforts have placed new and increased demands on our management personnel. They have also placed significant and increasing demands on our financial, technical and operational resources, and on our information systems. If we are unable to manage growth effectively or if we experience business disruptions due to shifts in market demand, or growth or restructuring, our operating results will suffer. To manage any future growth, we must extend our financial reporting and information management systems to our multiple and international office locations and traveling employees, and develop and implement new procedures and controls to accommodate new operations, services, and clients. Increasing operational and administrative demands may make it difficult for our senior managers to engage in business development activities and their other day-to-day responsibilities. Further, the addition of new employees and offices to offset any increasing demands may impair our ability to maintain our service delivery standards and corporate culture. In addition, we have in the past changed, and may in the future change, our organizational structure and business strategy. Such changes may result in operational inefficiencies and delays in delivering our services. Such changes could also cause a disruption in our business and could cause a material adverse effect on our financial condition and results of operations.

Changes in the healthcare and pharmaceutical industries could negatively impact our revenues.

We derive a substantial portion of our revenues from clients in the healthcare industry. As a result, our business, financial condition, and results of operations are influenced by conditions affecting this industry, particularly any trends towards consolidation among healthcare and pharmaceutical organizations. Such consolidation may reduce the number of existing and potential clients for our services. In addition, the resulting organizations could have greater bargaining power, which could erode the current pricing structure for our services and decrease our revenues. The reduction in the size of our target market or our failure to maintain our pricing goals could have a material adverse effect on our business, financial condition, and results of operations. Finally, each of the markets we serve have experienced significant cost increases and pressures in recent years. Any continuation or acceleration of current market conditions could greatly impact our ability to secure or retain engagements, the loss of which could have a material adverse effect on our business and financial condition.

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

We may acquire complementary businesses to enhance our capability to serve the healthcare and pharmaceutical industries. All acquisitions involve risks that could materially and adversely affect our business and operating results. These risks include:

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our headquarters is located in Long Beach, California in approximately 18,000 square feet of leased office space. The facility accommodates executive, information technology, administration, and support personnel. We lease approximately 14,000 square feet in Wayne, Pennsylvania, which houses some of our Life Sciences employees in addition to a portion of our practice support staff. We also lease a dedicated data center to support our outsourcing business activities in approximately 33,800 square feet in Nashville, Tennessee. We have an additional 14 leases for offices in the United States, Europe, and Asia, 4 of which are currently subleased to others. Overall, our properties are suitable and adequate for our needs.

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

During the fourth quarter of 2006, no matters were submitted to a vote of the stockholders.

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

	FCG Common Stock
	High	Low
2005
First Quarter	$6.20	$5.20
Second Quarter	6.18	4.87
Third Quarter	5.80	4.82
Fourth Quarter	6.11	5.67
2006
First Quarter	$7.66	$5.32
Second Quarter	9.45	7.10
Third Quarter	10.20	7.97
Fourth Quarter	14.45	9.42

As of February 23, 2007, there were 312 record holders of our common stock. We have never paid cash dividends on our common stock and presently intend to continue to retain our earnings for use in our business.

Performance Graph

The following graph shows the annual cumulative total stockholder return for the five years ending December 2006, on an assumed investment of $100 in December 2001, in FCG, the Standard & Poor’s S&P 500 IT Consulting & Other Services index and the Nasdaq Stock Market—US index.

Period Ended	FCG	Nasdaq Stock Market - US	S&P 500 IT Consulting & Other Services
December 2001	$100.00	$100.00	$100.00
December 2002	$36.81	$69.13	$43.33
December 2003	$35.97	$103.36	$59.96
December 2004	$39.04	$112.49	$41.10
December 2005	$37.51	$114.88	$23.54
December 2006	$87.92	$126.22	$28.43

Repurchase of Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
Month #1 (September 30, 2006—October 27, 2006)	0	$0.00	n/a	n/a
Month #2 (October 28, 2006—November 24, 2006)	5,395	$11.30	n/a	n/a
Month #3 (November 25, 2006—December 29, 2006)	2,198	$12.71	n/a	n/a
Total	7,593	$11.71	n/a	n/a

Between October 28, 2006 and December 29, 2006, we repurchased a total of 7,593 shares of common stock from three of our non-Section 16 officer vice presidents in private transactions, for a total purchase price of $88,900. All shares were purchased at the closing price of our common stock on Nasdaq National Market on the date of purchase. Of the total purchase price, $80,688 of such amount was applied to outstanding loans that such vice presidents have with us. The remaining amount of the purchase price paid to the applicable vice presidents was intended to cover the individuals’ estimated capital gains tax on the sale. The loans were made in connection with restricted stock purchase agreements between FCG and these vice presidents that were entered into prior to December 2000, when we eliminated a requirement that our vice presidents purchase and hold common stock of FCG.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 29, 2006 with respect to shares of our common stock that may be issued under our existing equity compensation plans. The table does not include information regarding shares of our common stock subject to outstanding options granted under equity compensation plans or option agreements that were assumed by us in connection with our acquisition of FCG Software Services, Inc. (formerly known as Paragon Solutions, Inc.) (“Paragon”) and Integrated Systems Consulting Group, Inc. (“ISCG”). However, Footnote (4) and Footnote (5) to the table set forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 29, 2006, and the weighted average exercise price of those options. No additional options may be granted under the equity compensation plans assumed in connection with our acquisition of Paragon or ISCG.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders(1)	2,536,128	$7.69	908,905
Equity compensation plans not approved by security holders(2)	307,217	$7.47	999,941
Total(3)(4)	2,843,345	$7.67	1,908,846

(1)          Includes the 1997 Equity Incentive Plan and the 1997 Non-Employee Directors’ Stock Option Plan.

(2)          Includes the 1999 Non-Officer Equity Incentive Plan and the Doghouse Enterprises, Inc. 2000 Equity Incentive Plan.

(3)          The table does not include information with respect to equity compensation plans or option agreements that were assumed by us in connection with our acquisition of Paragon. Upon the completion of such acquisition, we assumed the Paragon Solutions, Inc. Incentive Stock Plan and the Paragon Solutions, Inc. Non-Employee Directors’ Stock Option Plan. As of December 29, 2006, a total of 20,729 shares of our common stock were issuable upon exercise of outstanding options under those assumed plans, and the weighted average exercise price of the outstanding options under those plans was $1.42 per share. No additional options may be granted under either of these assumed plans.

(4)          The table does not include information with respect to the equity compensation plan that we assumed in connection with our acquisition of ISCG. Upon the completion of such acquisition, we assumed the Integrated Systems Consulting Group, Inc. Amended and Restated Stock Option Plan (1998 Stock Option Plan). As of December 29, 2006, a total of 51,886 shares of our common stock were issuable upon exercise of outstanding options such assumed plan, and the weighted average exercise price of the outstanding options under such plan was $13.56 per share. No additional options may be granted under the Integrated Systems Consulting Group, Inc. Amended and Restated Stock Option Plan.

The material features of our non-stockholder approved equity incentive plans are outlined below. All of our equity compensation plans, whether approved by our security holders or not, have been previously filed in our filings with the Securities and Exchange Commission.

Non-Stockholder Approved Equity Compensation Plans

1999 Non-Officer Equity Incentive Plan (the “1999 Plan”).   We adopted our 1999 Plan in August 1999, authorizing issuance of up to 1,000,000 shares of our common stock pursuant to stock awards granted under the plan. As of December 29, 2006, options to purchase 273,672 shares of common stock at a weighted average exercise price of $7.16 per share were outstanding, and 481,837 shares remained available for future grant. Shares of stock reserved for stock awards granted under the 1999 Plan that expire or otherwise terminate without being exercised become available for reissuance under the 1999 Plan.

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

Doghouse Enterprises, Inc. 2000 Equity Incentive Plan (the “DH Plan”).   In May 2000, the Board of Doghouse Enterprises, Inc. (“Doghouse”), formerly a 94% owned subsidiary of ours, adopted the DH Plan and authorized the issuance of up to 7,500,000 shares. Stock awards issued under the DH Plan vest over four years from the date of grant. Under the DH Plan, employees were granted 4,707,018 options to purchase common stock at an exercise price equal to the appraised value ($0.78 per share) of Doghouse common stock on the date of grant in the year ended December 31, 2000. On July 1, 2001, Doghouse distributed all of its assets and assigned all of its employees to us. In connection with this transaction, we assumed the DH Plan and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of our common stock for each 1,000 shares available for issuance under the DH Plan. The exchange rate was based on a three-day trading average of our common stock following our public announcement of our first fiscal quarter financial results and a per share value for Doghouse as negotiated between us and the former minority stockholder of Doghouse. The total number of shares of our common stock available for issuance under the DH Plan is 585,000, of which 33,545 were subject to outstanding options as of December 29, 2006. The weighted average exercise price for the outstanding options is $10.00 per share, and 518,104 shares remained available for future grant. Shares of stock reserved for stock awards granted under the DH Plan that expire or otherwise terminate without being exercised become available for reissuance under the plan.

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

ITEM 6.                SELECTED FINANCIAL DATA

The following selected historical consolidated financial information as of December 29, 2006 and December 30, 2005 and for each of the years ended December 29, 2006, December 30, 2005, and December 31, 2004, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. The selected historical consolidated financial information as of December 31, 2004, December 26, 2003 and December 27, 2002 and for the years ended December 26, 2003 and December 27, 2002, have been derived from our audited consolidated financial statements, which are not included in this report.

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004	December 26, 2003	December 27, 2002
	(in thousands, except per share data)
Revenues before reimbursements	$264,102	$278,438	$269,908	$270,123	$268,013
Reimbursements	13,740	14,714	17,381	15,624	14,720
Total revenues	277,842	293,152	287,289	285,747	282,733
Cost of services and operating expenses	258,122	300,841	278,864	299,376	279,660
Income (loss) from operations	19,720	(7,689)	8,425	(13,629)	3,073
Other income (expense):
Interest income, net	2,172	991	784	961	889
Other income (expense), net	659	(64)	(2,486)	(410)	(586)
Income (loss) before income taxes and cumulative effect of change in accounting principle, net of tax	22,551	(6,762)	6,723	(13,078)	3,376
Income tax expense	1,691	11,310	532	269	1,418
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	20,860	(18,072)	6,191	(13,347)	1,958
Loss on discontinued operations, net of tax benefit	—	(537)	(2,073)	(422)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	(2,597)	—
Net income (loss)	$20,860	$(18,609)	$4,118	$(16,366)	$1,958
Basic net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.82	$(0.74)	$0.25	$(0.53)	$0.08
Loss on discontinued operations, net of tax benefit	—	(0.02)	(0.08)	(0.02)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.10)	—
Net income (loss)	$0.82	$(0.76)	$0.17	$(0.65)	$0.08
Diluted net income (loss) per share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.80	$(0.74)	$0.25	$(0.53)	$0.08
Loss on discontinued operations, net of tax benefit	—	(0.02)	(0.08)	(0.02)	—
Cumulative effect of change in accounting principle, net of tax	—	—	—	(0.10)	—
Net income (loss)	$0.80	$(0.76)	$0.17	$(0.65)	$0.08
Weighted average shares used in computing:
Basic net income (loss) per share	25,297	24,442	24,539	25,044	24,002
Diluted net income (loss) per share	25,989	24,442	24,733	25,044	24,671
Balance Sheet Data (at end of period):
Cash and cash equivalents	$58,493	$35,106	$15,012	$26,826	$27,550
Short-term investments	5,004	—	25,309	33,803	38,796
Total assets	151,493	121,632	140,399	157,401	157,309
Working capital	70,321	39,269	58,025	64,658	88,182
Total stockholders’ equity	111,342	78,746	97,639	102,843	108,418

We did not declare any dividends on our common stock during the periods covered in the table above.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH IN ITEM 1A OF THIS REPORT UNDER THE CAPTION “RISK FACTORS,” AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia. We generate substantially all of our revenues from fees for information technology outsourcing services and professional services.

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client. In our consulting and systems integration (“CSI”) businesses, we often bill our services on an hourly basis, by multiplying the amount of time expended on each assignment by the project hourly rate for the staff members assigned to the engagement. Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions. Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service. Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products. Revenues from our software licensing and maintenance were approximately 4% of our net revenues in fiscal year 2006, up from 3% in fiscal year 2005, and we expect our software licensing and related implementation revenues to continue to grow incrementally in the near future.

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

Our most significant expenses are our human resource and related salary and benefit expenses. As of December 29, 2006, approximately 1,625 of our 2,716 employees are billable consultants and software developers. Another 745 employees are part of our outsourcing business. The salaries and benefits of such billable staff and outsourcing related employees are recognized in our cost of services. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. Approximately 12.7% of our workforce, or 346 employees, are classified as non-billable. Our cost of services as a percentage of net revenues is directly related to several factors, including, but not limited to:

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

Overview of the Year Ended December 29, 2006

The following summarizes key aspects of our business and operating units:

•       Overall, revenues decreased in 2006, primarily due to the termination of two major outsourcing contracts (New York Presbyterian and UMass Memorial) at the end of fiscal year 2005. However, we added two significant new accounts in Health Delivery Outsourcing in late 2005, and one in Health Plans in 2006.

•       In the fourth quarter of 2005, we completed significant cost reduction initiatives to adjust our cost structure. These cost reductions resulted in increased profitability in fiscal year 2006. As well as eliminating costs of services related to the terminated outsourcing contracts, we reduced costs in our consulting and systems integration businesses to better balance costs to our level of revenues. Further, we reduced our sales force and implemented a more consultative sales model than we had used previously. Additionally, we reduced administrative expenses related to our staff and facilities.

•       We continue to implement our global delivery model across all business units in an effort to capture market share and improve margins. As a result, we had our highest ever number of chargeable hours during the fourth quarter of 2006 in our project business. The majority of this increase was attributable to the Software Services and Health Plans businesses.

•       The health delivery market, including both outsourcing and services, represented approximately 64% of our revenues in 2006, down from 72% in 2005. Our primary focus in this sector is clinical implementations and outsourcing. If the health delivery market more broadly accepts global sourcing, we believe we are well positioned to expand market share, revenue, and margins.

•       Health Delivery Outsourcing segment revenues declined due to the two contract terminations discussed above. However, the gross margin percentage improved in 2006, as the terminated contracts had relatively low levels of profitability.

•       Our Health Delivery Services segment revenues declined during 2006 partly due to the discontinuation of certain underperforming service lines in late 2005. We correspondingly reduced headcount at the end of 2005, which improved gross margin percentage in the segment during 2006.

•       Our Health Plans business achieved strong growth during the year due primarily to market acceptance of our global delivery model by mid-size and large health plans.

•       Our Software Services segment also performed well in 2006 due to general growth in providing software development services to independent software vendors.

•       Life Sciences achieved positive operating income in 2006 due to our efforts to tighten project controls and selling discipline to better manage our project margins. Further, our FirstDoc product suite remains a market leader in the life sciences and pharmaceutical space.

•       Software Products experienced a loss in 2006. We continued to invest in the development of our FirstGateways product, while selling to a third party the assets of the underperforming CyberView product in the third quarter 2006.

Comparison of the Years Ended December 29, 2006 and December 30, 2005

Revenues.   Our net revenues were $264.1 million for the year ended December 29, 2006, a decrease of 5.1% from $278.4 million for the year ended December 30, 2005. Our total revenues were $277.8 million for the year ended December 29, 2006, a decrease of 5.2% from $293.2 million for the year ended December 30, 2005. The decline in net revenues was primarily due to decreases in the Health Delivery Outsourcing and Health Delivery Services segments, which were offset by increases in revenues in our Health Plans, Software Services, and Life Sciences segments. The Health Delivery Outsourcing segment had the most significant decrease in revenue compared to the year ended December 30, 2005, $20.6 million, or 15.9%, primarily due to the termination of two outsourcing contracts, New York Presbyterian Hospital (“NYPH”) and UMass Memorial Health Care (“UMMHC”), at the end of the fourth quarter of 2005. This decline was partially offset by revenue generated by the award of new contracts at Continuum Health Partners and Centura Health in the third quarter of 2005. Outsourcing revenues for the year ended December 30, 2005 for the two terminated contracts totaled $44.0 million, while outsourcing revenues for the year ended December 29, 2006 from the two new contracts totaled $31.4 million, compared to revenues of $11.3 million during the last half of 2005.

In Health Delivery Services, net revenues declined by $10.1 million, or 14.4%, due to lower revenues from our consulting and implementation services. The lower revenues were attributable to the discontinuation of certain underperforming service lines in late 2005 and a need to restructure our sales model in this area to improve our sales effectiveness.

The most significant offsetting increase in our net revenues for fiscal year 2006 was in our Health Plans business, which increased by $12.9 million, or 71.1% compared to fiscal year 2005, due primarily to market acceptance of our global delivery model by mid-size and large health plans. Software Services revenues for fiscal year 2006 increased by $5.5 million, or 24.8% compared to fiscal year 2005, due to general growth in providing offshore software development services to independent software vendors. Life Sciences revenue for fiscal year 2006 grew by $2.1 million, or 7.0% compared to fiscal year 2005, recovering from relatively low revenues in that segment during the latter half of 2005.

In March 2006, we received a one year extension of one of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), and that contract is now set to expire on March 31, 2007. If not renewed or extended prior to that date, the contract converts to a six month transition services contract. We received revenues of approximately $26.7 million (including $5.3 million of revenues related to a major subcontractor) from this contract in 2006, or 10.1% of our net revenues. We have no assurances that the contract will be extended and the renewal process is currently being competitively bid. It is anticipated that a vendor of choice decision will be made in the first half of 2007. We have no assurances that our proposal will be deemed competitive or successful against the multiple service providers that are competing for the new contract. If we are unable to execute a longer term renewal with UPHS or if we are unable to enter into new outsourcing engagements, our Health Delivery Outsourcing revenues would be adversely impacted. Revenues in our business units other than outsourcing currently are not expected to change significantly from their levels at the end of the 2006 year, with some modest growth expected to continue in the Health Plans segment. Growth in Health Delivery Services and Outsourcing is highly dependent upon capturing market share through successfully restructuring our selling model and acceptance by the health delivery market of our global delivery model; however, some weakness in revenues in these segments may occur in the near-term during transition to the new model. We may also experience some weakness in Software Services revenues as several larger clients have reduced their scope of operations utilizing our services and we are seeking new clients to replace them.

Cost of Services. Cost of services before reimbursable expenses was $191.0 million for the year ended December 29, 2006, a decrease of 11.6% from $216.1 million for the year ended December 30, 2005. The decrease was primarily due to a $21.1 million decline in costs in the Health Delivery Outsourcing segment directly related to the similar reduction in revenues described above. Health Delivery Services costs decreased by $9.3 million, again similar to the size of the revenue reduction noted above, as we reduced costs in that area, primarily through staff attrition and staff reductions in the fourth quarter of 2005, to adjust to a lower expected level of revenues and to improve profitability. Costs in Health Plans increased by $9.0 million and costs in Software Services increased by $3.8 million in order to serve the revenue growth in those segments.

Gross Profit.   Gross profit was $73.1 million, or 27.7% of net revenues, for the year ended December 29, 2006, an increase of 17.2% from $62.3 million, or 22.4% of net revenues, for the year ended December 30, 2005. This increase was primarily due to a $3.9 million increase in gross profit related to the revenue increase in the Health Plans segment described above, a $3.2 million increase in gross profit related to the revenue increase in the Life Sciences segment described above, and a $1.7 million increase in gross profit related to the revenue increase in the Software Services segment described above. Gross profit held steady in the Health Delivery Services and Health Delivery Outsourcing segments, as revenue declines were offset by cost reductions. Additionally, gross profit in our Software Products business improved by $1.3 million from a level of negative $1.3 million to positive $38,000, primarily due to cost reductions.

Selling Expenses.   Selling expenses were $16.3 million for the year ended December 29, 2006, a decrease of 41.8% from $28.0 million for the year ended December 30, 2005. This decrease was primarily due to reductions in the sales force and marketing costs. Selling expenses as a percentage of net revenues decreased to 6.2% for the year ended December 29, 2006 from 10.0% for the year ended December 30, 2005. Selling expenses are expected to increase during 2007 from fiscal year 2006 levels as sales staff are added appropriately within the new selling model, and an investment is made in the sales force as we seek to increase our revenues, which have not grown overall recently.

General and Administrative Expenses.   General and administrative expenses were $37.1 million for the year ended December 29, 2006, a decrease of 11.9% from $42.1 million for the year ended December 30, 2005. This decrease was due to cost reductions that occurred during the latter part of fiscal year 2005 due to lower salary expense due to staff reductions and reduced costs in the areas of travel, recruiting, telecommunications, and office facilities. General and administrative expenses as a percentage of net revenues decreased to 14.0% for the year ended December 29, 2006 from 15.1% for the year ended December 30, 2005. General and administrative expenses were higher than usual in the fourth quarter of fiscal year 2005 due to a $2.8 million charge for severance and facility closure costs.

Interest Income, Net.   Interest income, net of interest expense, was $2.2 million for the year ended December 29, 2006, an increase of 119.2% from $991,000 for the year ended December 30, 2005, due to higher interest rates earned on cash and investments and an increased level of cash and investments on which interest is earned. Interest income, net of interest expense as a percentage of net revenues increased to 0.8% for the year ended December 29, 2006 from 0.4% for the year ended December 30, 2005.

Other Income (Expenses), Net.   Other income was $659,000 for the year ended December 29, 2006, compared to other expenses of $64,000 for the year ended December 30, 2005. In August 2006, we sold our CyberView software product assets to Medisolv, Inc. and generated $694,000 of other income for the year ended December 29, 2006.

Income Taxes.   We recorded a $1.7 million tax provision for the year ended December 29, 2006 versus an $11.3 million tax provision for the year ended December 30, 2005. The tax provision of 7.5% for the year ended December 29, 2006 was for annual estimated current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as net operating loss carryforwards offset most of the federal and certain state tax liabilities. The tax provision for the year ended December 30, 2005 primarily consisted of a $14.2 million tax asset valuation allowance recorded during the second and fourth quarters of 2005, partially offset by $2.9 million of current year tax benefits against the pretax loss. The valuation allowance was recorded as a result of the pretax loss we incurred in 2005, combined with other recent historical losses we have incurred, creating additional negative evidence as to the uncertainty of our ability to realize our deferred tax assets (see “Critical Accounting Policies and Estimates—Deferred Income Taxes”).

We expect that our tax rate in fiscal year 2007 will increase significantly from the 7.5% rate experienced in fiscal year 2006 as we exhaust the loss carryforwards which remain, and that our long-term tax provision will return to levels consistent with statutory federal and state tax rates. During this transition, our tax rate may be more volatile than typical, as changes in our estimated level of pretax income will significantly impact the tax rate.

Loss on Discontinued Operations.   The disposition of our Coactive Call Center Service line has been accounted for as a discontinued operation. For the year ended December 30, 2005, we incurred $866,000 of costs related to the operation and wind-down of the business. These costs, net of a 38% tax benefit, resulted in a net loss of $537,000 compared to no net loss from the operation and disposition of discontinued operations for the year ended December 29, 2006.

Comparison of the Years Ended December 30, 2005 and December 31, 2004

Revenues.   Our net revenues were $278.4 million for the year ended December 30, 2005, an increase of 3.2% from $269.9 million for the year ended December 31, 2004. Our total revenues were $293.2 million for the year ended December 30, 2005, an increase of 2.0% from $287.3 million for the year ended December 31, 2004. The increases in net revenues were in Health Delivery Outsourcing, Software Services, and Health Plans, offset by decreases in Health Delivery Services and Life Sciences. The Health Delivery Outsourcing segment had the most significant increase, $16.3 million, or 14.3%, primarily due to $11.3 million in revenues from two new outsourcing engagements, which began in the quarter ended September 30, 2005. The remaining increase in revenues in that segment was due to a number of smaller contracts executed over the preceding 18 month period. Software Services grew by $6.7 million, or 43.4%, primarily due to general growth in providing offshore software development services to independent software vendors. Health Plans grew by $2.6 million, or 16.5%, due to increased services revenue related to market acceptance of FCG’s onshore/offshore delivery model. The most significant offsetting decrease was in Health Delivery Services, which declined by $7.8 million, or 10.0%, due to several factors, including the wind down of some larger consulting projects, increased competition for projects from software vendors, and market-based billing rate pressures and lower demand in our revenue cycle, MEDITECH, and ERP consulting practices. During the fourth quarter of 2005, we ceased performing both the revenue cycle and ERP consulting service offerings for our clients. Additionally, revenues in our Life Sciences business declined by $6.1 million, or 16.8%, due to our focus on selling and servicing FirstDoc software clients and the completion of custom and non-FirstDoc project work.

Cost of Services.   Cost of services before reimbursable expenses was $216.1 million for the year ended December 30, 2005, an increase of 10.1% from $196.3 million for the year ended December 31, 2004. The increase was primarily due to $17.3 million of additional costs in the Health Delivery Outsourcing segment, of which $8.7 million was associated with the two new contracts, and the remainder was due to costs related to other contracts executed over the preceding 18 month period and higher costs on the UMMHC outsourcing contract, which terminated at the end of 2005. A greater portion of these costs relate to internal headcount than previously, as we have reduced our reliance on a significant infrastructure subcontractor. Cost of services grew modestly in the Software Services and Health Plans businesses in order to serve the revenue growth in those segments. Cost of services declined in Life Sciences due to attrition and cost reductions we made to adjust for the revenue decline in that segment. Additionally, we incurred approximately $1.8 million of severance costs in the fourth quarter of 2005. This was primarily in Health Delivery Services, related to the layoff of staff who had been performing revenue cycle and ERP consulting services for our clients, and in Health Delivery Outsourcing, to reduce costs related to the winding down of two contracts which concluded in the fourth quarter of 2005.

Gross Profit.   Gross profit was $62.3 million, or 22.4% of net revenues, for the year ended December 30, 2005, a decrease of 15.3% from $73.6 million, or 27.3% of net revenues, for the year ended December 31, 2004. The decrease was primarily due to a $9.4 million reduction in Health Delivery Services segment gross profit, declining to 34.7% of net revenues for the year ended December 30, 2005 from 43.4% of net revenues for the year ended December 31, 2004. This decrease was due to the $7.8 million decline in revenues in Health Delivery Services during fiscal year 2005 which was primarily attributable to market-based pricing pressures, while cost of services had increased by $1.6 million. Approximately half of the increase in cost of services in Health Delivery Services was due to severance incurred in the fourth quarter of fiscal year 2005 to reduce costs.

Selling Expenses.   Selling expenses were $28.0 million for the year ended December 30, 2005, an increase of 1.7% from $27.5 million for the year ended December 31, 2004. Selling expenses in the fourth quarter of 2005 included approximately $500,000 of severance. Selling expenses as a percentage of net revenues decreased slightly to 10.0% for the year ended December 30, 2005 from 10.2% for the year ended December 31, 2004.

General and Administrative Expenses.   General and administrative expenses were $42.1 million for the year ended December 30, 2005, an increase of 11.6% from $37.7 million for the year ended December 31, 2004. The increase was entirely due to non-salary costs, as general and administrative salary costs declined by approximately $1.5 million during the year. The most significant increase was attributable to infrastructure costs of approximately $3.0 million related to facilities and equipment needed to directly support our outsourcing business. Further, we incurred $2.5 million ($1.8 million in the fourth quarter) of severance costs for the year ended December 30, 2005 compared to approximately $125,000 for the year ended December 31, 2004. A significant share of the fourth quarter severance related to the departure of our former Chief Executive Officer rather than to cost reductions. We also incurred $1.0 million of facility closure costs, primarily in the Life Sciences segment, in the fourth quarter of fiscal year 2005. Finally, we experienced higher costs in a number of other areas including outside professional services such as audit, legal, and consulting costs, nonbillable travel, recruiting costs, and rent in our growing offshore shared service centers. General and administrative expenses as a percentage of net revenues increased to 15.1% for the year ended December 30, 2005 from 14.0% for the year ended December 31, 2004.

Interest Income, Net.   Interest income, net of interest expense, was $991,000 for the year ended December 30, 2005, an increase of 26.4% from $784,000 for the year ended December 31, 2004, due to higher interest rates earned on cash and investments partially offset by the slightly reduced level of cash and investments on which interest is earned. Interest income, net of interest expense as a percentage of net revenues increased slightly to 0.4% for the year ended December 30, 2005 from 0.3% for the year ended December 31, 2004.

Other Expenses, Net.   Other expense was $64,000 for the year ended December 30, 2005, a decrease of 93.1% from $925,000 for the year ended December 31, 2004, when we recorded an $800,000 impairment of our investment in a privately-held software company. The 2005 expense primarily related to foreign currency transaction losses.

Expense for Premium on Repurchase of Stock.   In the first quarter of 2004, we repurchased 1.96 million shares of our common stock and certain stock options from a major stockholder at a premium to the then current market price (see Note L of Notes to Consolidated Financial Statements included in this report). The aggregate purchase price for the shares and the options represented a premium of approximately 11% to the market price of our common stock on the date we repurchased such stock. As a result, we recorded a pretax charge of approximately $1.6 million, without any tax benefit, for such premium included in the purchase consideration.

Income Taxes.   We recorded an $11.3 million tax provision for the year ended December 30, 2005 versus a $532,000 tax provision for the year ended December 31, 2004. The tax provision for the year ended December 30, 2005 primarily consisted of a $14.2 million tax asset valuation allowance recorded during the second and fourth quarters of 2005, partially offset by $2.9 million of current year tax benefits against the pretax loss. The valuation allowance was recorded as a result of the pretax loss we incurred in 2005, combined with other recent historical losses we had incurred, creating additional negative evidence as to the uncertainty of our ability to realize our deferred tax assets (see “Critical Accounting Policies and Estimates—Deferred Income Taxes”). The tax provision for the year ended December 31, 2004 of $532,000 consisted of an expense of $3.5 million offset by a reduction in deferred tax asset valuation allowance of $3.0 million due to management’s belief that it was more likely than not, at that time, that we would be able to realize more of our deferred tax assets.

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

Factors Affecting Quarterly Results

A substantial portion of our expenses, particularly depreciation, office rent, and occupancy costs, and, in the short run, personnel and related costs are relatively fixed. Our quarterly operating results may vary significantly in the future depending on a number of factors, many of which are outside our control. These factors are detailed elsewhere in this report under Item 1A, “Risk Factors” and may include:

•       Market acceptance of our global delivery model;

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

Variability in the number of billable days may result from factors such as vacation days, sick time, paid and unpaid leave, inclement weather, and holidays, all of which could produce variability in our revenues and costs. In the event of any downturn in potential clients’ businesses or the economy in general, planned utilization of our services may be deferred or cancelled, which could have a material adverse effect on our business, financial condition, and results of operations. Based on the preceding factors, we may experience a shortfall in revenues or earnings from expected levels or otherwise fail to meet expectations of securities analysts or the market in general, which could have a material adverse effect on the market price of our common stock.

Liquidity and Capital Resources

At December 29, 2006, we had cash and investments available for sale of $63.5 million compared to $35.1 million at December 30, 2005. During the year ended December 29, 2006, we generated cash flow from continuing operations of $24.1 million which primarily consisted of $20.9 million of net income. Additionally, our cash flow benefited from $10.5 million of stock option exercises.

In February 2006, we signed an agreement with a landlord to return excess office space to them. As part of the agreement, we were required to make $2.9 million of payments to the landlord in equal installments over the last ten months of fiscal year 2006 in order to extinguish our obligation. These payments were charged against amounts that had been accrued in prior years for facility closure costs, and thus affected cash flow in fiscal year 2006 without affecting pretax income. These payments have now been completed and will no longer affect cash flow. Additionally, in January 2006, we paid approximately $2.8 million in severance to employees terminated at the end of fiscal year 2005.

Our days sales outstanding (DSO) of accounts receivable were at an all-time low of 28 days at the end of fiscal year 2006. This was due to a combination of the large share of our revenue mix in Health Delivery Outsourcing, which has had a very low DSO historically, higher outsourcing revenues within our Health Plans segment, and increased customer advances from clients. We expect DSO to increase slightly in 2007, primarily due to slightly less advantageous payment terms from our clients, and assuming no other changes in the collectibility of current accounts. We do not currently expect any significant cash flow changes related to the other elements of the working capital cycle such as accounts payable and accrued liabilities; however, we are susceptible to ongoing routine fluctuations in these areas.

One of our new outsourcing accounts, which began in August 2005, had a net negative impact on cash of over $2 million for the year ended December 29, 2006, primarily due to the deferral of fees, transition costs, and capital expenditures agreed upon when the contract was originally signed in the third quarter of 2005. The initial cash requirements related to this contract have been completed.

Further, we used approximately $6.5 million of cash to purchase property and equipment, primarily information technology and related equipment, while incurring $7.2 million of depreciation and amortization. During the second half of 2006, we moved and expanded our office in Bangalore, India and spent approximately $2.2 million for leasehold improvements and furniture. Additionally, we incurred several months of duplicate rent and a lease termination fee of approximately $300,000 during the fourth quarter of 2006.

Our cash flow in fiscal year 2007 is highly dependent on our ability to continue to be profitable. Generally, we expect any net profitability in fiscal year 2007 to contribute positively to cash flow. Approximately $12 million of any future pretax income from the beginning of fiscal year 2007 will also be shielded by tax loss carryforwards and for the most part will not require a tax provision in the income statement. We expect that both our effective tax rate and cash tax payment in fiscal year 2007 will increase significantly from the 7.5% of pretax income level experienced in fiscal year 2006 as we exhaust these carryforwards, and that our long-term tax provision will return to levels consistent with full federal and state tax rates.

As of December 29, 2006, the following table summarizes our contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating leases, net of subleases	$4,666	$5,349	$3,130	$163	$13,308
Purchase obligation	329	329	—	—	658
Total	$4,995	$5,678	$3,130	$163	$13,966

Management believes that our existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months. Our cash and cash equivalents are available for capital expenditures (which are projected at approximately $7 million for 2007), upfront setup costs and deferred fees on new contracts, strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise. In addition, we may consider incurring indebtedness or issuing debt or equity securities in the future to fund potential acquisitions or investments, or for general corporate purposes.

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

Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known. At December 29, 2006, we did not identify any contracts that required an accrual for losses. Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals. Revenues from incentive type arrangements are recognized when it is probable they will be earned.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue. Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue. At December 29, 2006 and December 30, 2005, we had deferred $5.6 million and $3.5 million, respectively, of unamortized costs which are included in non-current assets.

In April 2006, we began a $12 million outsourcing contract in the Health Plans segment. This contract requires us to complete a system implementation prior to beginning the operations phase of the contract. Since the fair value of the operations phase is difficult to objectively verify in order to separately account for it under EITF 00-21, we are accounting for the arrangement as a single outsourcing service arrangement. The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations. As a result, we expect to receive approximately $5 million of cash which is being accounted for as a customer advance prior to earning revenue on the contract, and our deferred costs on the balance sheet are increasing accordingly. As of December 29, 2006, we had deferred $2.4 million of costs and $2.5 million of revenues under this contract.

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

Software license and maintenance revenues comprised 4.0% of our net revenues for the year ended December 29, 2006. Additionally, we realized additional revenues from the implementation of our software. We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

At December 29, 2006 and December 30, 2005, we had unbilled receivables of $12.3 million and $12.4 million, respectively, which represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements. Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology. As of December 29, 2006, we had unbillable amounts of approximately $2.7 million, which were generally expected to be billed within one year.

We had a long-term receivable at December 29, 2006 and December 30, 2005 of $2.4 million and $1.7 million. Of the long-term receivable of $1.7 million at December 30, 2005, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract. In January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009. Both deferrals were in accordance with the terms of the contract executed with this client in July 2005. Imputed interest income at a rate of 7.0% of $145,000 was accrued during fiscal year 2006 on this receivable. Unamortized discount of $517,000 remained at December 29, 2006.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. This allowance is based on the amount and aging of our accounts receivable, creditworthiness of our clients, historical collection experience, current economic trends, and changes in client payment patterns. If the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Our bad debt losses have generally been moderate due to the size and quality of our customers; however, we have recently incurred some bad debt losses in our growing Software Services segment due to the lower credit quality of our clients in that segment. Should one of our larger clients unexpectedly become unable to pay us, our allowance would have to increase significantly. Our allowance for doubtful accounts includes a specific reserve of approximately $900,000 for identified customer balances that are uncertain of collection, primarily two accounts in our Software Services segment, and a general reserve of approximately $750,000 for unknown losses.

Deferred Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns. We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized. Prior to fiscal year 2003, our net deferred tax assets had historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and certain accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid. We have also recorded a provision for uncertain tax positions in accordance with SFAS 5, “Accounting for Contingencies,” based on management’s estimate of potential tax liabilities for open tax years.

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

This valuation allowance does not, in any way, limit our ability to use our deferred tax assets, primarily loss carryforwards, to offset taxable income in the future. We were not subject to federal taxation, other than the Alternative Minimum Tax, during 2006, due to the use of net operating loss carryforwards. Approximately $12 million of any future pretax income from the beginning of fiscal year 2007 will also be shielded by loss carryforwards and not require a significant tax provision in the income statement. Additionally, if at some point in the future, the realization of any of our other deferred tax assets is considered more likely than not based on successive years of generating taxable income and other factors, we will reverse all or a portion of any existing valuation allowance at that time. Our valuation allowance for deferred income taxes has been a particularly volatile estimate over the past several years, as our level of income and loss has fluctuated, requiring us to reassess the likelihood of realization of our tax assets.

Goodwill and Intangible Assets

Under SFAS 142, we no longer amortize our goodwill and are required to complete an annual impairment testing which we perform during the fourth quarter of each year. We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period. We use various assumptions, such as discount rates, and comparable company analysis in performing these valuations. The impairment test requires us to forecast our future cash flows, which involves significant judgment. Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements. We performed an impairment test on each of our components of goodwill as of the fourth quarter of fiscal year 2006 and determined that none of our goodwill was impaired. As of December 29, 2006, we have $17.8 million of goodwill and $456,000 of intangible assets recorded on our balance sheet (see Note O of the Notes to Consolidated Financial Statements included in this report).

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (see Recent Accounting Pronouncements in Note A of the financial statements in Item 15 of this report).

In September 2006 and February 2007, respectively, the FASB issued SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities” (see Recent Accounting Pronouncements in Note A of the financial statements in Item 15 of this report).

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (see Recent Accounting Pronouncements in Note A of the financial statements in Item 15 of this report).

In December 2004, the FASB enacted SFAS 123R which we adopted in the first quarter of 2006 (see Recent Accounting Pronouncements in Note A of the financial statements in Item 15 of this report).

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, unbilled receivables, and accounts payable. Only the cash and cash equivalents and short-term investments which totaled $63.5 million at December 29, 2006 present us with market risk exposure resulting primarily from changes in interest rates. Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $635,000. Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2006. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, and were operating at the reasonable assurance level.

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

As previously disclosed in Item 9A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of that year because we did not maintain effective controls over the determination and reporting of our provision for income taxes, and we had a “material weakness” in internal controls as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board. In August 2006, we hired a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes.” The new tax director has improved the process and review controls over the calculation of our tax provision since her arrival. Because the tax provision is an annual calculation, and the new process and review controls were implemented during the course of fiscal year 2006, there has been insufficient time to validate that such controls and procedures are operating at a level to have remediated the previous material weakness, and that it therefore still exists as of December 29, 2006.

Changes in Internal Control Over Financial Reporting

Other than as described below, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As previously disclosed in Item 9A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of that year because we did not maintain effective controls over the determination and reporting of our provision for income taxes, and we had a “material weakness” in internal controls as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board. In August 2006, we hired a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes.” The new tax director has improved the process and review controls over the calculation of our tax provision since her arrival. Because the tax provision is an annual calculation, and the new process and review controls were implemented during the course of fiscal year 2006, there has been insufficient time to validate that such controls and procedures are operating at a level to have remediated the previous material weakness, and that it therefore still exists as of December 29, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
First Consulting Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Consulting Group, Inc. did not maintain effective internal control over financial reporting as of December 29, 2006, because of the effect of the material weakness identified in management’s assessement, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Consulting Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness that management did not maintain effective internal control over the determination and reporting of certain components of the provision for income taxes and related deferred income tax balances has been identified and included in management’s assessment. This weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 12, 2007, which expressed an unqualified opinion on those financial statements.

In our opinion, management’s assessment that First Consulting Group, Inc. did not maintain effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, First Consulting Group, Inc. has not maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Consulting Group, Inc. as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2006, and our report dated March 12, 2007, expressed an unqualified opinion on these financial statements.

/s/ GRANT THORNTON LLP
Irvine, California
March 12, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission April 30, 2007, either as part of our Proxy Statement for our 2007 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 30, 2007 either as part of our Proxy Statement for our 2007 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 30, 2007, either as part of our Proxy Statement for our 2007 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 30, 2007, either as part of our Proxy Statement for our 2007 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to material that will be filed with the Securities and Exchange Commission by April 30, 2007, either as part of our Proxy Statement for our 2007 Annual Meeting of Stockholders or as an amendment to this Form 10-K.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULE

(a)           (1)   The following financial statements are filed as part of this Annual Report on Form 10-K:

(2)         The following financial statement schedule for the years ended December 29, 2006, December 30, 2005, and December 31, 2004, should be read in conjunction with the financial statements of First Consulting Group, Inc., is filed as part of this Annual Report on Form 10-K.

•	Schedule II—Valuation and Qualifying Accounts	81

Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the financial statements or the notes thereto.

The exhibits listed in the Index to Exhibits are attached hereto or incorporated herein by reference and filed as a part of this Report.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	December 29, 2006	December 30, 2005
ASSETS
Current Assets
Cash and cash equivalents	$58,493	$35,106
Short-term investments	5,004	—
Accounts receivable, less allowance of $1,648 and $1,633 in 2006 and 2005, respectively	20,559	20,993
Unbilled receivables	12,252	12,352
Prepaid expenses and other	3,971	3,532
Total current assets	100,279	71,983
Property and equipment
Furniture, equipment, and leasehold improvements	6,905	3,475
Information systems equipment and software	29,874	30,220
	36,779	33,695
Less accumulated depreciation and amortization	25,680	21,365
	11,099	12,330
Other assets
Executive benefit trust	11,079	10,141
Long-term accounts receivable	2,413	1,661
Deferred contract costs	5,585	3,476
Goodwill, net	17,820	18,159
Intangibles, net	456	1,228
Other	2,762	2,654
	40,115	37,319
Total assets	$151,493	$121,632
LIABILITIES and STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,381	$1,685
Accrued liabilities	4,007	5,280
Accrued payroll and payroll taxes	2,694	1,595
Accrued vacation	5,975	7,082
Accrued employee benefits	2,108	2,741
Accrued severance	—	2,813
Accrued incentive compensation	937	1,113
Customer advances	11,856	7,201
Accrued restructuring costs	—	3,204
Total current liabilities	29,958	32,714
Non-current liabilities
Supplemental executive retirement plan	10,193	10,172
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 26,253,061 and 24,567,759 shares issued and outstanding at December 29, 2006 and December 30, 2005, respectively	26	25
Additional paid in capital	102,739	91,202
Retained earnings (deficit)	8,302	(12,558)
Accumulated other comprehensive income	275	77
Total stockholders’ equity	111,342	78,746
Total liabilities and stockholders’ equity	$151,493	$121,632

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Revenues before reimbursements	$264,102	$278,438	$269,908
Reimbursements	13,740	14,714	17,381
Total revenues	277,842	293,152	287,289
Cost of services before reimbursable expenses	191,039	216,090	196,306
Reimbursable expenses	13,740	14,714	17,381
Total cost of services	204,779	230,804	213,687
Gross profit	73,063	62,348	73,602
Selling expenses	16,272	27,977	27,501
General and administrative expenses	37,071	42,060	37,676
Income (loss) from operations	19,720	(7,689)	8,425
Other income (expense):
Interest income, net	2,172	991	784
Other income (expense), net	659	(64)	(925)
Expense for premium on repurchase of stock	—	—	(1,561)
Income (loss) from continuing operations before income tax provision	22,551	(6,762)	6,723
Income tax provision	1,691	11,310	532
Income (loss) from continuing operations	20,860	(18,072)	6,191
Loss on discontinued operations, net of tax benefit	—	(537)	(2,073)
Net income (loss)	$20,860	$(18,609)	$4,118
Basic net income (loss) per share:
Income (loss) from continuing operations, net of tax	$0.82	$(0.74)	$0.25
Loss on discontinued operations, net of tax	—	(0.02)	(0.08)
Net income (loss)	$0.82	$(0.76)	$0.17
Diluted net income (loss) per share:
Income (loss) from continuing operations, net of tax	$0.80	$(0.74)	$0.25
Loss on discontinued operations, net of tax	—	(0.02)	(0.08)
Net income (loss)	$0.80	$(0.76)	$0.17
Weighted average shares used in computing:
Basic net income (loss) per share	25,297	24,442	24,539
Diluted net income (loss) per share	25,989	24,442	24,733

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Net income (loss)	$20,860	$(18,609)	$4,118
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	195	(267)	350
Unrealized holding gains (losses) on securities during period	3	24	(19)
Other comprehensive income (loss), net of tax	198	(243)	331
Comprehensive income (loss)	$21,058	$(18,852)	$4,449

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 29, 2006, December 30, 2005, and
December 31, 2004

(in thousands)

	Common Stock		Additional Paid In	Retained Earnings	Accumulated Other Comprehensive	Deferred	Notes Receivable
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Compensation	Stockholders	Total
Balance, December 26, 2003	25,903	$26	$101,706	$1,933	$(11)	$(323)	$(488)	$102,843
Compensation recognized	—	—	—	—	—	177	—	177
Loan repayments	—	—	—	—	—	—	69	69
Common Stock released under the ASPP	323	—	1,521	—	—	—	—	1,521
Interest income on stockholders’ notes receivable	—	—	—	—	—	—	(44)	(44)
Tax benefits attributed to exercised stock options	—	—	56	—	—	—	—	56
Exercise of stock options	65	—	339	—	—	—	—	339
Stock repurchases	(2,017)	(2)	(13,786)	—	—	39	177	(13,572)
Common stock issued in connection with business acquisition	588	1	1,800	—	—	—	—	1,801
Net income (as restated)	—	—	—	4,118	—	—	—	4,118
Unrealized gain (loss) on securities	—	—	—	—	(19)	—	—	(19)
Foreign currency translation adjustments	—	—	—	—	350	—	—	350
Balance, December 31, 2004	24,862	25	91,636	6,051	320	(107)	(286)	97,639
Compensation recognized	—	—	—	—	—	51	—	51
Loan repayments	—	—	—	—	—	—	87	87
Common Stock released under the ASPP	204	—	922	—	—	—	—	922
Interest income on stockholders’ notes receivable	—	—	—	—	—	—	(45)	(45)
Exercise of stock options	120	—	558	—	—	—	—	558
Stock repurchases	(618)	—	(2,814)	—	—	56	244	(2,514)
Common stock issued in connection with business acquisition	—	—	900	—	—	—	—	900
Net loss	—	—	—	(18,609)	—	—	—	(18,609)
Unrealized gain (loss) on securities	—	—	—	—	24	—	—	24
Foreign currency translation adjustments	—	—	—	—	(267)	—	—	(267)
Balance, December 30, 2005	24,568	25	91,202	(12,558)	77	—	—	78,746
Tax benefits attributed to exercised stock options	—	—	150	—	—	—	—	150
Exercise of stock options	1,573	1	10,528	—	—	—	—	10,529
Stock repurchases	(18)	—	(175)	—	—	—	—	(175)
Net income	—	—	—	20,860	—	—	—	20,860
Unrealized gain (loss) on securities	—	—	—	—	3	—	—	3
Foreign currency translation adjustments	—	—	—	—	195	—	—	195
Stock-based compensation	130	—	1,034	—	—	—	—	1,034
Balance, December 29, 2006	26,253	$26	$102,739	$8,302	$275	$—	$—	$111,342

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Cash flows from operating activities:
Net income (loss):	$20,860	$(18,609)	$4,118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,153	6,812	4,889
Intangible amortization	772	1,209	1,486
Provision for bad debts	201	336	(235)
Loss on sale of assets	550	239	125
Stock-based compensation	1,034	51	177
Premium on capital stock repurchase	—	—	1,561
Write down of investments	—	—	875
Provision for deferred income taxes	—	11,116	(43)
Minority interest in net income (loss)	—	—	(14)
Interest income on notes receivable—stockholders	—	(55)	(64)
Impairment of assets of discontinued operations, net of tax benefit	—	—	1,471
Loss on operations of discontinued operations, net of tax benefit	—	537	602
Change in assets and liabilities:
Accounts receivable	233	4,937	1,269
Unbilled receivables	100	(1,347)	(1,150)
Prepaid expenses and other	(289)	(1,083)	(1,112)
Long-term account receivable	(752)	2,145	1,962
Deferred contract costs	(2,109)	(2,007)	(1,309)
Other assets	(356)	(64)	(413)
Accounts payable	696	(1,207)	1,088
Accrued liabilities	(934)	(438)	(726)
Accrued payroll and payroll taxes	1,099	349	(4,532)
Accrued vacation	(1,107)	400	(278)
Accrued employee benefits	(633)	227	(1,210)
Accrued severance	(2,813)	2,813	—
Accrued incentive compensation	(176)	(616)	(213)
Customer advances	4,655	(257)	(2,307)
Accrued restructuring costs	(3,204)	(1,816)	(4,279)
Supplemental executive retirement plan	(917)	280	154
Other	(2)	33	(72)
Net cash provided by operating activities of continuing operations	24,061	3,985	1,820
Net cash used in operating activities of discontinued operations	—	(560)	(878)
Net cash provided by operating activities	24,061	3,425	942
Cash flows from investing activities:
Purchase of investments	(349,143)	(198,661)	(219,970)
Proceeds from sale/maturity of investments	344,139	223,970	230,480
Purchase of property and equipment	(6,468)	(7,596)	(8,460)
Acquisition of businesses, net of cash acquired	—	—	(2,383)
Net cash provided by (used in) investing activities of continuing operations	(11,472)	17,713	(333)
Net cash provided by (used in) investing activities of discontinued operations	—	150	—
Net cash provided by (used in) investing activities	(11,472)	17,863	(333)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	10,517	1,480	1,860
Collections of loan receivable	85	87	82
Capital stock repurchase	—	(2,529)	(14,773)
Net cash provided by (used in) financing activities	10,602	(962)	(12,831)
Effect of exchange rate changes on cash and cash equivalents	196	(232)	408
Net change in cash and cash equivalents	23,387	20,094	(11,814)
Cash and cash equivalents at beginning of period	35,106	15,012	26,826
Cash and cash equivalents at end of period	$58,493	$35,106	$15,012
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13	$68	$21
Cash paid during the year for income taxes, net of refunds	$687	$202	$789
Supplemental disclosure of non-cash investing and financing activities
Release from escrow of common stock to complete acquisition of business	$—	$900	$1,800
Settlement of officer loan receivable by repurchase of common stock	$163	$284	$248

The accompanying notes are an integral part of these statements.

FIRST CONSULTING GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

First Consulting Group, Inc. and subsidiaries (“the Company”), headquartered in Long Beach, California, is a provider of information technology outsourcing and consulting services primarily for healthcare providers, payors, other healthcare organizations, and pharmaceutical/life science firms. The Company’s services are designed to assist its clients in increasing operational effectiveness by reducing cost, improving customer service, and enhancing the quality of patient care. The Company provides this expertise to clients by assembling multi-disciplinary teams that provide comprehensive services.

Principles of Consolidation/Fiscal Year

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company operates on a fiscal year consisting of a 52 or 53 week period ending on the last Friday in December.

Revised Presentation of Cost Classification

Commencing with the first quarter of 2006, the Company has changed the way some expenses are classified from general and administrative expense to cost of services. Management believes these changes better match the nature of the expense to its expense classification, and are consistent with other peer companies’ reporting. Historically, the Company has only included salary and benefits costs of client-serving staff and costs of subcontractors in cost of services, a classification methodology emanating from the Company’s origins as a consulting firm. As the Company’s outsourcing business has evolved and developed data center and call center capabilities, and the Company has moved forward with a global sourcing strategy, infrastructure costs of providing these services have grown dramatically. Since these costs had not been for staff or subcontractors, per the Company’s prior definition of cost of services, they had been classified as general and administrative. The Company is now classifying these types of costs as cost of services. This primarily affects the Company’s outsourcing businesses, its Software Services business, and its “Other” segment, where the costs of the shared service centers for both infrastructure and offshore sourcing are included. All costs in prior years have been reclassified to be consistent with the fiscal year 2006 presentation. The amount of the reclassification was $19.3 million and $14.4 million in 2005 and 2004.

Stock-Based Compensation

Restricted Stock

A summary of restricted stock activity for the year ended December 29, 2006 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 30, 2005	—	—
Grants	180,000	$8.49
Cancelled	(50,000)	$8.49
Balance at December 29, 2006	130,000	$8.49

In August 2006, the Company issued 180,000 shares of restricted stock awards with a vesting period of five years to seven vice presidents and 50,000 shares were cancelled as of December 29, 2006 due to termination of two vice presidents. For the year ended December 29, 2006, the Company recognized $92,000 of compensation costs related to these awards. At December 29, 2006, there was $1.0 million of total unrecognized compensation costs related to unvested stock, which is expected to be recognized over a weighted average period of 4.6 years.

Adoption of SFAS 123R

On December 31, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and related interpretations, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated grant date fair values. Previously, the Company elected to account for these share-based payment awards using the intrinsic-value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and elected to only disclose the impact of expensing the fair value of stock options in the notes to the financial statements. Under the intrinsic-value method in APB 25, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date over the amount an employee must pay to acquire the stock. The Company grants options with an exercise price equal to the market value of the common stock on the date of grant, therefore no compensation expense was recognized related to those options for the years ended December 30, 2005 and December 31, 2004. Further, none of the grants contains any market or company-performance conditions.

The Company adopted SFAS 123R using the modified prospective transition method which requires applying the standard as of December 31, 2005 (“the adoption date”). The modified prospective transition method does not allow for the restatement of prior periods and accordingly, the results of operations for the year ended December 29, 2006 and future periods will not be comparable to historical results of operations. Under this transition method, SFAS 123R applies to new equity awards and to equity awards modified, repurchased, or canceled after the adoption date. Additionally, compensation cost for the portion of awards granted prior to the adoption date for which the requisite service has not been rendered as of the adoption date shall be recognized as the requisite service is rendered. The compensation cost for that portion of awards shall be based on the grant date fair value of those awards as calculated in the prior period pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Changes to the grant date fair value of equity awards granted before the effective date are precluded.

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

Valuation and Expense Information under SFAS 123R

As a result of adopting SFAS 123R, expense associated with stock-based compensation for the year ended December 29, 2006 is $942,000, which had the effect of reducing operating income and net income by this amount, and reducing basic and diluted earnings per share by $0.04. Stock-based compensation included $259,000 as a component of cost of services, $74,000 as a component of selling expense, and $609,000 as a component of general and administrative expense for the year ended December 29, 2006. In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. For the year ended December 29, 2006, there were no tax benefits resulting from tax deductions in excess of the compensation cost recognized. Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the year ended December 29, 2006.

The Company has historically used the Black-Scholes option pricing model to value its options under SFAS 123, and has elected to continue to do so under SFAS 123R. The fair value of the options granted in 2006, 2005, and 2004 calculated using the Black-Scholes pricing model were $4.30, $1.22, and $2.44 per share, respectively. The following assumptions were used in the Black-Scholes pricing model:

	Year of Grant
	December 29, 2006	December 30, 2005	December 31, 2004
Dividend yield	—	—	—
Expected volatility	0.46 to 0.59	0.50 to 0.55	0.60
Weighted average expected volatility	0.47	0.51	0.60
Risk-free interest rate	4.28% to 5.02%	3.7% to 3.85%	2.0% to 2.75%
Expected life	5 to 6 years	1 to 5 years	5 to 7 years

Expected volatilities are based on the Company’s historical volatility of its common shares over a period of time equal to the expected term of the stock option. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the stock option. The expected dividend yield is zero as the Company does not expect to pay dividends in the future. During the year ended December 29, 2006, the Company issued its automatic annual stock option grant to its Board of Directors for 36,000 shares, an additional stock option grant to a new member of the Board of Directors for 24,000 shares, and a stock option grant in June 2006 to its new Chief Executive Officer for 500,000 shares.

Stock option activity for the year ended December 29, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 30, 2005	4,665,491	$7.43
Grants	560,000	$8.89
Exercised	(1,573,322)	$6.68
Cancelled	(736,209)	$8.94
Outstanding at December 29, 2006	2,915,960	$7.73	5.80
Exercisable at December 29, 2006	2,096,502	$7.70	4.73

As of December 29, 2006, there was $2.2 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.3 years.

Pro Forma Information Under SFAS 123 For Periods Prior to 2006

For the periods prior to 2006, the Company elected to apply APB 25 and related interpretations in accounting for its stock-based compensation plans. The following is a reconciliation of net loss per weighted average share had the Company adopted the fair value recognition provisions of SFAS 123 for the year ended December 30, 2005 (in thousands, except per share amounts):

	Year Ended
	December 30, 2005	December 31, 2004
Net income (loss)	$(18,609)	$4,118
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(904)	(1,823)
Add: Amount of such stock-based expense included in net income (loss)	6	106
Pro forma net income (loss)	$(19,507)	$2,401
Basic income (loss) per share As reported	$(0.76)	$0.17
Pro forma	$(0.80)	$0.10
Diluted income (loss) per share As reported	$(0.76)	$0.17
Pro forma	$(0.80)	$0.10

Pro forma net income (loss) reflects only options granted on or after January 1, 1995, and excludes the effect of a volatility assumption prior to the Company becoming publicly traded. Therefore, the full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income (loss) amounts presented above.

With regard to certain options or stock issued prior to the initial public offering, the Company recorded a charge to deferred compensation when it granted options to officers or employees at an exercise price which was less than the fair market value of such shares. Amounts recorded as deferred compensation are amortized over the appropriate service period based upon the original vesting schedule for such grants (generally ten years). For the years ended December 30, 2005 and December 31, 2004, compensation expense recognized for stock-based employee compensation related to the grant of below market options was $6,000 and $106,000 respectively. All such expenses were amortized as of December 30, 2005.

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

The following represents a reconciliation of basic and diluted net income (loss) per share for the years ended December 29, 2006, December 30, 2005, and December 31, 2004 (in thousands, except per share data):

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Income (loss) from continuing operations	$20,860	$(18,072)	$6,191
Loss on discontinued operations, net of tax benefit	—	(537)	(2,073)
Net income (loss)	$20,860	$(18,609)	$4,118
Basic weighted average number of shares outstanding	25,297	24,442	24,539
Effect of dilutive options and contingent shares	692	—	194
Diluted weighted average number of shares outstanding	25,989	24,442	24,733
Basic per share:
Income (loss) from continuing operations	$0.82	$(0.74)	$0.25
Loss on discontinued operations, net of tax benefit	—	(0.02)	(0.08)
Net income (loss)	$0.82	$(0.76)	$0.17
Diluted per share:
Income (loss) from continuing operations	$0.80	$(0.74)	$0.25
Loss on discontinued operations, net of tax benefit	—	(0.02)	(0.08)
Net income (loss)	$0.80	$(0.76)	$0.17

The effect of dilutive options excludes 1,113,439 anti-dilutive options with exercise prices ranging from $7.61 to $26.25 per share in 2006, 4,666,762 anti-dilutive options with exercise prices ranging from $0.72 to $26.25 per share in 2005, and 4,378,030 anti-dilutive options with exercise prices ranging from $5.58 to $27.75 per share in 2004.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, valuation of goodwill, stock-based compensation, long-lived and intangible assets, accrued liabilities, income taxes including the amount of tax asset valuation allowance required, facility closure costs, litigation and disputes, and the allowance for doubtful accounts.

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

Property and Equipment

Purchases of fixed assets over $2,000 (and all computer purchases) are capitalized. Property and equipment are carried at cost less accumulated depreciation. Depreciation and amortization are calculated on a straight-line basis in amounts sufficient to estimate the periodic obsolescence of each fixed asset over its estimated service life, which is three to five years for information systems equipment, and three to ten years for furniture and equipment. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever are shorter.

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

Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion. If the Company does not accurately estimate the resources required or the scope of the work to be performed, does not complete its projects within the planned periods of time, or does not satisfy its obligations under the contracts, then profits may be significantly and negatively affected. Revisions in the Company’s contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known. At December 29, 2006, the Company did not identify any contracts that required an accrual for losses. Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals. Revenues from incentive type arrangements are recognized when it is probable they will be earned.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue. Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue. At December 29, 2006 and December 30, 2005, the Company had deferred $5.6 million and $3.5 million, respectively,  of unamortized costs which are included in non-current assets.

In April 2006, the Company began a $12 million outsourcing contract in the Health Plans segment. This contract requires the Company to complete a system implementation prior to beginning the operations phase of the contract. Since the fair value of the operations phase is difficult to objectively verify in order to separately account for it under EITF 00-21, the Company is accounting for the arrangement as a single outsourcing service arrangement. The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations. As a result, the Company expects to receive approximately $5 million of cash which is being accounted for as a customer advance prior to earning revenue on the contract, and the Company’s deferred costs on the balance sheet are increasing accordingly. As of December 29, 2006, the Company had deferred $2.4 million of costs and $2.5 million of revenues under this contract.

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

Software license and maintenance revenues comprised 4.0% of the Company’s net revenues in fiscal year 2006. Additionally, the Company realized substantial additional revenues from the implementation of its software. The Company recognizes software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company licenses software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Most of the Company’s software license fee revenues are from arrangements which include implementation services that are essential to the functionality of the software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

At December 29, 2006 and December 30, 2005, the Company had unbilled receivables of $12.3 million and $12.4 million, respectively, which represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements. Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology. As of December 29, 2006, the Company had unbillable amounts of approximately $2.7 million, which were generally expected to be billed within one year.

The Company had a long-term receivable at December 29, 2006 and December 30, 2005 of $2.4 million and $1.7 million. Of the long-term receivable of $1.7 million at December 30, 2005, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract. In January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009. Both deferrals were in accordance with the terms of the contract executed with this client in July 2005. Imputed interest income at a rate of 7.0% of $145,000 was accrued during fiscal year 2006 on this receivable. Unamortized discount of $517,000 remained at December 29, 2006.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Income Taxes

The Company accounts for income taxes using the liability method, under which deferred tax liabilities (assets) are determined based on the timing differences between the financial statement and tax basis of applicable assets and liabilities, multiplied by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is equal to the change in the deferred tax liability (asset) from the beginning to the end of the year. A current tax asset or liability is recognized for the estimated taxes refundable or payable for the current year, and full tax contingencies. The Company has also recorded a provision for uncertain tax positions in accordance with SFAS 5, “Accounting for Contingencies,” based on management’s estimate of potential tax liabilities for open tax years.

Other Income/Expense

Other expenses, shown net in the accompanying statements of operations, primarily consist of $694,000 of other income for the sale of the Company’s CyberView software product assets to Medisolv, Inc. during the year ended December 29, 2006. For the year ended December 31, 2004, the Company recorded $800,000 of write down on its long-term investments in a privately-held software company. Other minor amounts primarily relate to foreign currency transaction gains and losses.

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

The healthcare and life sciences industries may be affected by economic factors which may impact accounts receivable. In addition, the Company had long-term accounts receivable at December 29, 2006 of $2.4 million on two outsourcing contracts, which will be paid down over one year and three years. Management does not believe that any single customer or group of customers represents significant credit risk.

The Company maintains cash balances at several financial institutions located in the United States, United Kingdom, Germany, Canada, India, and Vietnam. The balances held at any one financial institution in the United States may be in excess of the Federal Deposit Insurance Corporation insurance limit of $100,000. Cash in foreign bank accounts is not insured. Additionally, the Company has placed a significant portion of its cash equivalents and short-term investments in high-quality commercial paper, which is subject to normal risks for those types of investments. The Company has not experienced any losses in its cash accounts or other investments, and management believes it is not exposed to any significant credit risk on these items.

Fair Value of Financial Instruments

Management believes the fair value of financial instruments approximates their carrying amounts. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and certain other liabilities approximate their estimated fair values due to the short-term nature of these instruments except for long-term receivable, which policy is discussed under Credit Risks. The executive benefit trust asset and supplemental executive retirement plan liability are stated at their estimated fair value.

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

Investments

The Company accounts for its marketable debt and equity securities in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of marketable equity securities at the time of purchase and re-evaluates such designation at each balance sheet date. All marketable equity securities held by the Company have been classified as available-for-sale and are carried at the fair market value, with unrealized holding gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets. Realized gains and losses are recorded to the Consolidated Statements of Operations based on the specific identification method.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign affiliates are translated at current exchange rates at the end of the period, while revenues and expenses are translated at average rates prevailing during the year. Translation adjustments are reported as a component of other comprehensive income.

Reclassifications

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

Recent Accounting Pronouncements

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that registrants utilize both an income statement assessment and a balance sheet assessment (“dual approach”) to evaluate the quantitative effects of financial statement misstatements. SAB 108 permits the Company to initially apply its provisions either by i) restating prior financial statements as if the dual approach had always been used or ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of the Company’s 2006 fiscal year, with an offsetting adjustment recorded to the opening balance of retained earnings. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company’s adoption of SAB 108 did not have a material impact on the consolidated financial statements.

Fair Value Measurements

In September 2006 and February 2007, respectively, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities, and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows the measurement of many financial instruments and certain other items at fair value. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 159 will permit companies to use fair value measurements in certain circumstances. Both standards are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS 157 and SFAS 159 is not expected to have a material impact on the consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, de-recognition, classification, and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN 48 in the first quarter of 2007. Management has estimated that FIN 48 will result in a cumulative effect adjustment of approximately $500,000 in the first quarter of fiscal year 2007.

NOTE B—INVESTMENTS

At December 29, 2006 and December 30, 2005, the Company had $5.0 million and zero, respectively, in short-term investments. Such investments were held primarily in corporate notes and government agency securities. Gross and net unrealized gains and losses on investments were immaterial at December 29, 2006. Additionally, the Company had $325,000 of non-marketable equity investments at December 29, 2006 and December 30, 2005, valued at the lower of cost or estimated fair value, which were included within other assets.

NOTE C—INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Current:
Federal	$413	$—	$—
State	1,258	194	560
Foreign	20	—	—
Total current	1,691	194	560
Deferred:
Federal	—	11,620	(425)
State	—	(833)	15
Total deferred	—	10,787	(410)
Provision for income taxes	$1,691	$10,981	$150

Income tax provision (benefit) is included in the statement of operations as follows (in thousands):

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Continuing operations	$1,691	$11,310	$532
Loss from discontinued operations:
Operations	—	(329)	(366)
Disposition of assets	—	—	(16)
Discontinued operations	—	(329)	(382)
Tax provision for income taxes	$1,691	$10,981	$150

Temporary differences consist of the following (in thousands):

	As of
	December 29, 2006	December 30, 2005
Deferred tax assets:
Depreciation	$174	$—
Reserve for uncollectible receivables	796	617
Supplemental executive retirement plan contributions	4,097	3,542
Accrued liabilities	2,503	4,252
Net operating loss	4,387	8,091
Tax credits	1,029	305
Goodwill and intangible assets amortization	354	517
Net operating loss of acquired businesses Tax credits	2,235	5,467
Impairment of equity investments	731	633
Stock based compensation	26	—
Other	81	843
Total deferred tax assets before valuation allowance	16,413	24,267
Valuation allowance	(13,943)	(22,478)
Total deferred tax assets	2,470	1,789
Deferred tax liabilities:
Stock based compensation	—	186
Inside buildup on life insurance	1,277	828
Contract accounting	1,193	324
Depreciation	—	451
Total deferred tax liabilities	2,470	1,789
Total net deferred tax assets	$—	$—
The balance sheet classifications of deferred taxes are as follows:
Current deferred asset	$—	$—
Non-current deferred asset	—	—
Total net deferred tax assets	$—	$—

The effective tax rate on income (loss) from continuing operations before taxes is different from the maximum federal statutory tax rate. The following summary reconciles taxes at the maximum federal statutory tax rate with the effective rate:

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Federal income tax (benefit) at statutory rate	35.0%	(35.0)%	35.0%
Changes due to:
State franchise tax, net of federal income tax benefit	4.5	(10.1)	6.1
Valuation allowance.	(32.4)	210.4	(44.6)
Meals and entertainment.	0.4	1.5	2.0
Premium on repurchase of stock	—	—	8.1
Life insurance premiums	0.3	0.9	1.0
Non-deductible intangible assets amortization	0.3	1.2	1.4
Tax exempt interest	—	(1.7)	(1.3)
Other	(0.6)	0.1	0.2
	7.5%	167.3%	7.9%

As of December 29, 2006, the Company had a net operating loss carryforward for federal purposes of approximately $12.5 million. The net operating loss carryforward for federal purposes begins to expire in 2022 and the net operating loss carryforward for state purposes begins to expire in 2010.

During 2003, the Company acquired Paragon Solutions, Inc., (now FCG Software Services) and Coactive Systems Corporation. In addition to the net operating loss carryforwards noted above, Paragon Solutions, Inc. and Coactive Systems Corporations had federal and state net operating loss carryforwards of approximately $5.7 million and $2.1 million available, respectively, at the time of their acquisition after certain applicable limitations. The net operating loss carryforwards of Paragon Solutions, Inc. will begin to expire in 2018 for federal purposes and in 2013 for state purposes. The net operating loss carryforwards of Coactive Systems Corporation will begin to expire in 2019 for federal purposes and in 2014 for state purposes.

The utilization of net operating losses of the subsidiaries acquired may be subject to substantial limitations due to the ownership change limitations under the provisions of Internal Revenue Code Section 382 and similar state provisions. Realization of any of these is uncertain and the Company applied a full valuation allowance against them when the subsidiaries were acquired. Any benefits realized from these acquired net operating loss carryforwards reduce goodwill rather than affect the Company’s tax provision. The Company realized $339,000 of such carryforwards in fiscal year 2006.

FCG Software Services, Inc. has foreign subsidiaries in India and Vietnam. For tax purposes, these two entities report their earnings separately in India and Vietnam where they operate. These foreign entities have been granted tax holidays by Indian and Vietnamese tax authorities, which will expire in 2008 for India and expired in 2005 for Vietnam. Although the Vietnamese full tax holiday expired in 2005, FCG Software Services Vietnam is being taxed at a reduced rate of 5% up through 2009. The Vietnamese current full tax rate is at 28%.

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

Based on the Company’s pretax loss during fiscal year 2005, management estimated that the uncertainty of future recoverability of the tax asset had increased, and an additional full valuation allowance of $14.2 million was recorded in fiscal year 2005. During 2006, $7.3 million of valuation allowance was reversed primarily due to usage during the year of net operating loss carryforwards previously reserved. If at some point in the future, the realization of any of the Company’s deferred tax assets is considered more likely than not based on successive years of generating taxable income and other factors, the Company will reverse all or a portion of any existing valuation allowance at that time.

NOTE D—SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

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

Participants may make fully vested compensation reduction contributions to the SERP, subject to a maximum deferral of 50% of annual base salary and 100% of bonus or incentive pay. The Company may make a voluntary “FCG contribution” to the account of SERP participants in an amount determined by the Board. FCG contributions vest 25% for each year of service as a vice president after the first year, resulting in full vesting after five years of such service, provided that FCG contributions fully vest upon a change in control of the Company or upon a participant’s death, disability, or attainment of age 65. Company contributions to the SERP were $388,000, $281,000, and $513,000 for the years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively.

The contributions to the SERP are invested by the Company in variable life insurance contracts. Management believes that the participants’ account balance, cash surrender value of life insurance, and death benefits will be sufficient to satisfy the Company’s obligations under the SERP.

NOTE E—SEVERANCE, FACILITY CLOSURE COSTS, AND RESTRUCTURING COSTS

During the fourth quarter of fiscal year 2005, the Company incurred approximately $5.1 million of severance and facility closure costs. The $5.1 million included $4.1 million of severance (of which $1.3 million was paid in the fourth quarter of 2005 and $2.8 million was separately accrued as of December 30, 2005 and paid in January 2006), and $1.0 million of facility closure costs for vacated space. The $1.0 million of facility closure costs included approximately $400,000 of fixed asset and leasehold improvement abandonment, and approximately $600,000 of accruals for future lease payments which were included in accrued liabilities on the balance sheet at December 30, 2005.

In February 2006, the Company signed an agreement with a landlord to return excess space, most of which had been vacated by the Company in fiscal years 2002 and 2003, as part of a restructuring of its Life Sciences segment. As part of the agreement, the Company made $2.9 million of payments to the landlord in equal installments over the last ten months of fiscal year 2006 in order to extinguish the Company’s obligations under the lease.

The restructuring cost liability activity through December 29, 2006 is summarized as follows (in thousands):

	Employee Related Costs	Facility Closure Costs	Total
Liability at December 26, 2003	$1,665	$7,634	$9,299
Cash payments, net of adjustments	(1,665)	(2,614)	(4,279)
Liability at December 31, 2004	—	5,020	5,020
Cash payments, net of adjustments	—	(1,816)	(1,816)
Liability at December 30, 2005	—	3,204	3,204
Cash payments, net of adjustments	—	(3,204)	(3,204)
Liability at December 29, 2006	$—	$—	$—

NOTE F—COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities under operating leases that expire at various dates through 2012. Some of these leases have escalating rental payments over the life of the lease, and the Company records deferred rent for the difference between the actual payments and straight-line expense over the lease term. At December 29, 2006, the Company was obligated under non-cancelable operating leases, net of $677,000 in sublease income, with future minimum rentals as follows (in thousands):

Years Ending:
2007	$4,666
2008	3,584
2009	1,765
2010	1,689
2011	1,441
Thereafter	163
$13,308

Contracted sublease payments of $295,000, $200,000, $114,000, and $68,000 have been offset in the above amounts for the fiscal years ended 2007, 2008, 2009, and 2010 respectively.

Rent expense charged to operations aggregated $4.3 million, $5.6 million, and $5.1 million for the years ended December 29, 2006, December 30, 2005, and December 31, 2004 respectively.

The Company is involved in various legal actions arising in the normal course of business. Management is of the opinion that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE G—STOCK OPTIONS

On August 22, 1997, the Board adopted the 1997 Equity Incentive Plan (the “1997 Equity Plan”) and the 1997 Non-Employee Directors’ Stock Option Plan (the “1997 Directors’ Plan”). In June 2000, the stockholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 4,500,000 shares, and in June 2001, the stockholders approved an amendment to increase the number of shares issuable under the 1997 Equity Plan to 5,250,000. Stock awards issued under the 1997 Equity Plan generally vest over a four or five-year term from the date of grant and generally expire ten years from the date of the grant. Under the 1997 Equity Plan, the Company granted employees 536,000, 771,060, and 1,018,900 options to purchase common stock at an exercise price equal to the market price of common stock on the date of grant in the years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively. Additionally, in the year ended December 29, 2006, the Company issued, net of related forfeitures, 130,000 shares of restricted stock awards with a vesting period of five years to five vice presidents. As of December 29, 2006, 2,294,462 options were outstanding under the plan, and 904,237 options were available for grant. The Company had no stock appreciation rights issued or outstanding for the years ended December 29, 2006, December 30, 2005, and December 31, 2004.

The 1997 Directors’ Plan provides for non-discretionary stock option grants to directors of the Company who are not employed by the Company or an affiliate. Each person who, on the date of adoption of the 1997 Directors’ Plan, was then a non-employee director of the Company automatically received an option to purchase 20,000 shares of common stock. Each person thereafter elected as a non-employee director receives an option to purchase 4,000 shares of common stock when first elected. On January 1 of each year, each person who is a non-employee director is automatically granted an additional option to purchase 4,000 shares of common stock. All options issued under the 1997 Directors’ Plan have an exercise price equal to the market price of common stock on the date of grant and expire ten years after the date of grant. The initial 20,000 share grants vested over the five years following the date of grant; all 4,000 share grants vest over the 12 months following the date of grant. Under the plan, in the years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively, the Company granted 24,000, 36,000, and 44,000 options to purchase common stock at an exercise price equal to the market price of the common stock on date of grant. As of December 29, 2006, 241,666 of these options are outstanding and 4,668 options were available for grant.

Under the Company’s amended 1989 Stock Option Plan (a plan carried over from the Company’s 1998 merger with ISCG), the Company may grant incentive stock options to employees and nonqualified stock options to employees and directors. All options are granted at not less than fair market value at the date of grant, vest over 5 years and generally expire ten years from the date of grant. The number of shares of common stock authorized for issuance under the plan is 1,270,500 shares. Under the plan, the Company granted employees no stock options in the fiscal years ended December 29, 2006, December 30, 2005, and December 31, 2004. As of December 29, 2006, 51,886 of the options were outstanding and no options were available for grant.

On August 4, 1999, the Company’s Board of Directors adopted the 1999 Non-Officer Equity Incentive Plan (the “1999 Non-Officer Plan”). The Plan authorizes the issuance of up to 1,000,000 shares of common stock pursuant to nonstatutory stock options, stock bonuses, rights to purchase restricted stock, and stock appreciation rights to employees who are not officers of the Company. Stock options granted under the Plan are granted at fair market value of the Company’s common stock as of the date of grant, and generally vest over four or five years, and generally expire ten years from the date of grant. There were no options granted under the 1999 Non-Officer Plan in the years ended December 29, 2006 and December 30, 2005. In the year ended December 31, 2004, the company granted 340,150 options to purchase common stock at an exercise price equal to the market price of the common stock on date of grant. As of December 29, 2006, a total of 273,672 of the options under the 1999 Non-Officer Plan were outstanding and 481,837 options were available for grant.

In May 2000, the Board of FCG Doghouse (“FCGDH”), then a 94% owned subsidiary of FCG, adopted the FCG Doghouse Equity Incentive Plan (the “DH Plan”) and authorized the issuance of up to 7,500,000 shares. Stock awards issued under the DH Plan vest over four years from the date of grant. Under the DH Plan, the Company granted employees 4,707,018 options to purchase common stock at an exercise price equal to the appraised value ($0.78 per share) of FCGDH common stock on the date of grant in the year ended December 31, 2000. On July 1, 2001, FCGDH distributed all of its assets and assigned all of its employees to the Company. In connection with this transaction, the Company assumed the DH Plan and all options granted or available for grant under that plan at an exchange rate of 0.078, or 78 shares of the Company’s common stock for each 1,000 shares available for issuance under the DH Plan. The exchange rate was based on a three-day trading average of the Company’s common stock following its public announcement of its first fiscal quarter financial results and a per share value for FCGDH as negotiated between the Company and the former minority stockholder of FCGDH. The total number of shares of the Company’s common stock available for issuance under the DH Plan is 585,000. As of December 29, 2006, a total of 33,545 of the options under the DH Plan were outstanding and 518,104 options were available for grant.

In February 2003, the Company assumed the Paragon Solutions, Inc. Incentive Stock Plans (the “Paragon Plans”) and all options then outstanding under the Paragon Plans. Each option the Company assumed is exercisable into the Company’s common stock upon the same terms and conditions as under the Paragon Plans, except that (i) the number of shares of the Company’s common stock subject to each Paragon Plans option was determined by multiplying the number of shares of Paragon common stock subject to the Paragon option immediately prior to the effective time of the acquisition by 0.5014 and (ii) the per share exercise price of the assumed option was determined by dividing the per share exercise price in effect immediately prior to the effective time of the Paragon acquisition under the Paragon Plans option by 0.5014. As a result of the assumption of the Paragon Plans, a total of 49,540 shares of the Company’s common stock were reserved for issuance under the Paragon Plans. Option awards under the Paragon Plans generally vest over a four year period, subject to certain acceleration provisions that applied upon the closing of the Company’s acquisition of Paragon. No further option grants were made, or are expected to be made, under the Paragon Plans after the closing of the acquisition. As of December 29, 2006, a total of 20,729 of the options were outstanding under the Paragon Plans and no options were available for grant.

A total of 1,908,846 options are available for grant under all of the above plans as of December 29, 2006.

A summary of stock option transactions is as follows:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 26, 2003	4,770,664	$8.17
Granted	1,403,050	5.56
Exercised	(65,472)	5.01
Canceled	(800,171)	7.88
Outstanding at December 31, 2004	5,308,071	$7.56
Granted	807,060	6.07
Exercised	(120,036)	4.72
Canceled	(1,329,604)	7.39
Outstanding at December 30, 2005	4,665,491	$7.43
Granted	560,000	8.89
Exercised	(1,573,322)	6.68
Canceled	(736,209)	8.94
Outstanding at December 29, 2006	2,915,960	$7.73	5.80	$18,218,315

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $13.76 on December 29, 2006, which would have been received by the option holders had all option holders exercised their options on December 29, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 29, 2006, December 30, 2005, and December 31, 2004 were $4.3 million, $118,000 and $73,000, respectively. At December 29, 2006, December 30, 2005, and December 31, 2004, 2,096,502, 3,846,360, and 3,347,727 options were exercisable, respectively, at weighted average exercise prices of

$7.70, $7.81, and $8.50, respectively. The following table summarizes information about stock options outstanding at December 29, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding As of 12/29/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable As of 12/29/06	Weighted Average Exercise Price
$ 0.72 to $ 5.52	694,603	5.96	$4.88	544,230	$4.83
$ 5.53 to $ 6.18	714,588	6.31	$5.95	569,589	$5.96
$ 6.25 to $ 9.00	543,996	4.11	$7.58	519,910	$7.59
$ 9.06 to $11.00	674,068	7.75	$9.36	174,068	$9.89
$11.25 to $24.00	288,705	2.82	$15.41	288,705	$15.41
$ 0.72 to $24.00	2,915,960	5.80	$7.73	2,096,502	$7.70

NOTE H—OFFICER LOANS

Under a 1994 stock incentive plan, through November 2000, certain corporate officers at the level of vice president and above acquired common stock in exchange for a note receivable, or were loaned money to pay taxes on the exercise of stock options, and continue to be obligated under such loans, the last of which are due in full in fiscal year 2007. The notes are repaid through a 50% deduction from bonuses paid to the officers with a fixed minimum amount due annually. At December 29, 2006, there were five remaining loans totaling $184,000 secured by 459,195 shares of the Company’s common stock. The loans are interest-free, and are classified as other assets in the accompanying consolidated balance sheet at December 29, 2006. One of the remaining loans is to an officer who was promoted to become an executive officer of the Company during fiscal year 2005. During fiscal year 2006, the Company permitted certain officers under this program to sell back to the Company 18,020 shares of the Company’s common stock at current market value in order to receive proceeds to pay off $163,000 of these loans. The shares sold in such transactions were retired upon completion of the payment.

NOTE I—SHARE PURCHASE RIGHTS PLAN

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

NOTE J—ASSOCIATE 401(K) PLAN AND STOCK PURCHASE PLAN

Under FCG’s 401(k) plan (“401(k) Plan”), participants may elect to reduce their current compensation by up to the lesser of 15% of such compensation or the statutorily prescribed annual limit ($15,000 in 2006, $14,000 in 2005, and $13,000 in 2004), and have the amount of such reduction contributed to the 401(k) Plan. In addition, the Company may make contributions to the 401(k) Plan on behalf of participants. Company contributions may be matching contributions allocated based on each participant’s compensation reduction contributions, discretionary profit sharing contributions allocated based on each participant’s compensation, or allocated to some or all participants on a per capita basis.

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

The Company allows its employees to individually determine whether they want to receive Company contributions in FCG stock or in cash. For those employees who choose to receive stock, the Company makes its matching contributions in cash, and the 401(k) Plan uses the cash to purchase FCG stock on the open market. Compensation expense for the 401(k) employer match was approximately $2.8 million, $4.1 million, and $4.4 million for the years ended December 29, 2006, December 30, 2005, and December 31, 2004, respectively.

Under the previous Associate Stock Purchase Plan (the “ASPP”), the Company issued 204,030 and 322,916 shares to employees under the ASPP in fiscal years 2005 and 2004, at an average purchase price of $4.52 and $4.71, respectively. At December 30, 2005, there were 697,720 authorized but unissued shares in the ASPP. As of December 30, 2005, the Company opted to discontinue the ASPP.

NOTE K—LINE OF CREDIT

The Company had a revolving line of credit that expired on May 1, 2006. Under the credit agreement, the Company could borrow up to $7.0 million at an interest rate of the prevailing prime rate. There was no outstanding balance under the line of credit at December 30, 2005. Due to repeated loan covenant violations related to the Company’s quarterly losses in fiscal year 2005, the Company elected to discontinue the line of credit in March 2006 rather than accept new restrictive conditions to the credit line which were proposed by the bank.

NOTE L—CAPITAL STOCK REPURCHASE

On February 27, 2004, the Company repurchased all outstanding shares of its common stock held by David S. Lipson, one of FCG’s directors and the former CEO of Integrated Systems Consulting Group, Inc. (ISCG). The Company acquired ISCG in December 1998. The Company also purchased any in-the-money options to purchase FCG common stock held by Mr. Lipson. The aggregate purchase price for the shares and options held by Mr. Lipson was $15.1 million in cash.

As a part of the transaction, Mr. Lipson resigned from the Company’s Board of Directors. He is subject to a five year non-compete agreement, a mutual non-disparagement agreement, a non-solicitation agreement, and a standstill agreement. Mr. Lipson also granted to the Company’s Board of Directors an irrevocable proxy for any of the Company’s securities that he owns or acquires after the closing of the transaction.

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

In the first quarter of 2004, the Company recorded a charge of $1.6 million without any tax benefit, which charge was based on the premium included in the purchase consideration. From a tax perspective, no amounts of the purchase price were allocable to any of the restrictive covenants agreed to by Mr. Lipson in the repurchase agreement.

NOTE M—DISCONTINUED OPERATIONS

On December 7, 2004, the Company’s Board of Directors approved a plan to sell and exit its clinical and non-clinical Call Center Services (“CCS”) operation due to recurring losses. During 2005, the Company sold selected customer contracts of the business to MPB Group, LLC, d/b/a The Beryl Companies for $150,000. As well as the sale of contracts, the disposal plan consisted primarily of the termination of normal CCS activity, calculation of termination benefits for the existing CCS employees, termination of a lease agreement, abandonment of property and equipment, collection of accounts receivable, and settlement of liabilities.

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

NOTE N—BUSINESS COMBINATION

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

NOTE O—GOODWILL & INTANGIBLE ASSETS

Under SFAS 142, the Company no longer amortizes its goodwill and is required to complete an annual impairment testing which is performed during the fourth quarter of each year. The Company believes that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period. Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations. The impairment test requires the Company to forecast future cash flows, which involves significant judgment.  Accordingly, if expectations of future operating results change, or if there are changes to other assumptions, estimates of the fair value of reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on the consolidated financial statements. The Company performed an impairment test on each of its components of goodwill as of the fourth quarter of fiscal year 2006 and determined that none of its goodwill was impaired. As of December 29, 2006, the Company had $17.8 million of goodwill and $456,000 of amortizable intangible assets recorded on its balance sheet.

The changes in the net carrying amounts of goodwill for the years ended December 30, 2005 and December 29, 2006 are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Software Services	Total
Balance as of December 31, 2004	$2,752	$4,766	$1,481	$8,260	$17,259
Acquired	473	427	—	—	900
Balance as of December 30, 2005	3,225	5,193	1,481	8,260	18,159
Adjustment	—	—	—	(339)	(339)
Balance as of December 29, 2006	$3,225	$5,193	$1,481	$7,921	$17,820

The $339,000 adjustment reducing goodwill in the Software Services segment in fiscal year 2006 is to reflect the use of a net operating loss carryforward during 2006 which was acquired in 2003, but assigned a full valuation allowance due to the uncertainty of realization.

The $900,000 of additional goodwill in the first quarter of 2005 relates to a final earn out payment to the previous owners of a business acquired by the Company (see Note N of Notes to Consolidated Financial Statements).

As of December 29, 2006, the Company had the following acquired intangible assets recorded (in thousands):

	Software and Software Development	Contracts/ Customer Related	Non-Compete Agreements	Total
Balance as of December 31, 2004	$220	$2,177	$40	$2,437
Amortization	(220)	(949)	(40)	(1,209)
Balance as of December 30, 2005	—	1,228	—	1,228
Amortization	—	(772)	—	(772)
Balance as of December 29, 2006	$—	$456	$—	$456
Amortization Period in Years		2-4

The remaining $456,000 of intangible assets at December 29, 2006 are scheduled to be amortized in full during fiscal year 2007.

NOTE P—SEGMENT INFORMATION

For fiscal year 2006, the Company has the following six reportable segments:

•       Health Delivery Services—consulting and systems integration services for health delivery and government clients;

•       Health Delivery Outsourcing—outsourcing services for health delivery clients;

•       Life Sciences—consulting and systems integration services for software product, pharmaceutical, and other life sciences clients;

•       Health Plans—consulting and systems integration services and outsourcing services for health plan clients;

•       Software Services—global software development services; and

•       Software Products—solutions involving the use of software for health delivery clients.

Additionally, the Company has three shared service centers that provide services to multiple business segments. These shared service centers include FCG India, Integration Services, and Infrastructure Services.  The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost.

Due to an organizational change that the Company made which took effect at the beginning of 2006, the Technology Staffing Services (TSS) group was moved from Government and Technology Services to “Other.”  FCG has reclassified previous segment reporting in accordance with SFAS 131. The TSS business is being de-emphasized by the Company. Although some of the billable staff who were previously included in this business area have been transferred to several of the Company’s other segments as part of this organizational change, it is impractical to reclassify the effect on those segments in prior years. Additionally, the Health Delivery Sales group was disbanded as a separate group serving both Health Delivery Services and Health Delivery Outsourcing, with all selling costs now being assigned to each individual segment. FCG has reclassified such prior year costs to each segment based on an estimate of the services provided to that unit by the Health Delivery Sales group. The history shown in the financial tables included in this note is consistent with this change.

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

For the year ended December 29, 2006:

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plans	Software Services	Software Products	Other	Totals
	(in thousands)
Revenues before reimbursements	$59,874	$109,010	$168,884	$32,337	$30,943	$27,726	$2,707	$1,505	$264,102
Reimbursements	8,751	124	8,875	615	3,618	565	57	10	13,740
Total revenues	68,625	109,134	177,759	32,952	34,561	28,291	2,764	1,515	277,842
Cost of services before reimbursable expenses	36,405	94,760	131,165	16,776	22,300	17,254	2,669	875	191,039
Reimbursable expenses	8,751	124	8,875	615	3,618	565	57	10	13,740
Total cost of services	45,156	94,884	140,040	17,391	25,918	17,819	2,726	885	204,779
Gross profit	23,469	14,250	37,719	15,561	8,643	10,472	38	630	73,063
Selling expenses	7,013	1,022	8,035	3,734	2,113	2,084	466	(160)	16,272
General & administrative expenses	10,288	7,597	17,885	8,080	4,182	3,854	851	2,219	37,071
Income (loss) from operations	$6,168	$5,631	$11,799	$3,747	$2,348	$4,534	$(1,279)	$(1,429)	$19,720

For the year ended December 30, 2005:

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plans	Software Services	Software Products	Other	Totals
	(in thousands)
Revenues before reimbursements	$69,968	$129,622	$199,590	$30,234	$18,085	$22,215	$2,434	$5,880	$278,438
Reimbursements	10,002	599	10,601	954	2,407	425	81	246	14,714
Total revenues	79,970	130,221	210,191	31,188	20,492	22,640	2,515	6,126	293,152
Cost of services before reimbursable expenses	45,667	115,836	161,503	17,833	13,347	13,440	3,684	6,283	216,090
Reimbursable expenses	10,002	599	10,601	954	2,407	425	81	246	14,714
Total cost of services	55,669	116,435	172,104	18,787	15,754	13,865	3,765	6,529	230,804
Gross profit	24,301	13,786	38,087	12,401	4,738	8,775	(1,250)	(403)	62,348
Selling expenses	9,803	4,610	14,413	6,632	2,364	2,019	547	2,002	27,977
General & administrative expenses	13,755	7,652	21,407	9,886	2,938	2,862	1,452	3,515	42,060
Income (loss) from operations	$743	$1,524	$2,267	$(4,117)	$(564)	$3,894	$(3,249)	$(5,920)	$(7,689)

For the year ended December 31, 2004:

	Health Delivery Services	Health Delivery Outsourcing	Health Delivery Total	Life Sciences	Health Plans	Software Services	Software Products	Other	Totals
	(in thousands)
Revenues before reimbursements	$77,767	$113,364	$191,131	$36,358	$15,521	$15,489	$1,520	$9,889	$269,908
Reimbursements	10,399	507	10,906	1,066	2,562	55	216	2,576	17,381
Total revenues	88,166	113,871	202,037	37,424	18,083	15,544	1,736	12,465	287,289
Cost of services before reimbursable expenses	44,020	98,488	142,508	20,642	10,501	9,202	2,595	10,858	196,306
Reimbursable expenses	10,399	507	10,906	1,066	2,562	55	216	2,576	17,381
Total cost of services	54,419	98,995	153,414	21,708	13,063	9,257	2,811	13,434	213,687
Gross profit	33,747	14,876	48,623	15,716	5,020	6,287	(1,075)	(969)	73,602
Selling expenses	8,914	3,610	12,524	8,652	3,150	1,589	404	1,182	27,501
General & administrative expenses	13,573	5,304	18,877	11,751	2,761	1,263	820	2,204	37,676
Income (loss) from operations	$11,260	$5,962	$17,222	$(4,687)	$(891)	$3,435	$(2,299)	$(4,355)	$8,425

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

Detail of Heath Delivery Outsourcing Revenues

Health Delivery Outsourcing revenues before reimbursements include revenues related to a major subcontractor on one project in 2006 and on three projects in 2005 and 2004. The breakdown of revenue in outsourcing is as follows (in thousands):

	Year Ended
	December 29, 2006	December 30, 2005	December 31, 2004
Internally generated revenues	$103,724	$111,750	$91,035
Subcontractor revenues	5,286	17,872	22,329
Revenues before reimbursements	$109,010	$129,622	$113,364

Geographic Segments

The Company offers its services primarily in the United States and through subsidiaries in Europe and Asia. The following table reflects revenues (based on the location of the employee providing service) and long-lived asset information by geographic segment (in thousands):

	Year Ended/As of
Geographic Segments	December 29, 2006	December 30, 2005	December 31, 2004
Revenues before reimbursements:
United States	$235,488	$255,869	$248,786
International	28,614	22,569	21,122
	$264,102	$278,438	$269,908
Long-lived assets:
United States	$7,367	$10,771	$9,770
International	5,985	3,386	3,840
	$13,352	$14,157	$13,610

For the years ended December 29, 2006, December 30, 2005, and December 31, 2004, the Company did not generate revenues from any single foreign country that were significant to the Company’s consolidated net revenues or hold assets in any single foreign country that were significant.

For the year ended December 29, 2006, the Company earned greater than 10% of revenues from each of three separate outsourcing clients. Revenues from these three clients were $27.7 million, $27.0 million, and $26.7 million, or 10.5%, 10.2% and 10.1%, respectively, of net revenues in 2006. For the years ended December 30, 2005 and December 31, 2004, the Company earned greater than 10% of revenues from one outsourcing client. Revenues from this client were $29.6 million or 10.6% of net revenues in 2005, and $33.2 million or 12.2% of net revenues in 2004. The contract with this last client terminated at the end of 2005.

NOTE Q—UNAUDITED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2006
Revenues before reimbursements	$66,686	$65,526	$65,238	$66,652
Reimbursements	3,779	3,491	3,326	3,144
Total revenues	70,465	69,017	68,564	69,796
Cost of services before reimbursable expenses	48,593	47,086	47,044	48,316
Reimbursable expenses	3,779	3,491	3,326	3,144
Total cost of services	52,372	50,577	50,370	51,460
Gross profit	18,093	18,440	18,194	18,336
Selling expenses	4,379	4,043	4,016	3,834
General and administrative expenses	9,175	9,274	8,930	9,692
Income from operations	4,539	5,123	5,248	4,810
Other income (expense):
Interest income, net	338	425	646	763
Other income (expense), net	(15)	2	653	19
Income before income tax expense	4,862	5,550	6,547	5,592
Income tax expense	340	389	458	504
Net income	$4,522	$5,161	$6,089	$5,088
Net income per share:
Basic net income per share:	$0.18	$0.21	$0.24	$0.20
Diluted net income per share	$0.18	$0.20	$0.23	$0.19
Weight average shares used in computing:
Basic net income per share	24,705	25,045	25,472	25,966
Diluted net income per share	24,910	25,790	26,229	27,028

In the third quarter of 2006, the Company sold its CyberView software product assets to Medisolv, Inc. and generated $691,000 of other income.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2005
Revenues before reimbursements	$68,144	$67,919	$72,717	$69,658
Reimbursements	3,662	3,772	3,887	3,393
Total revenues	71,806	71,691	76,604	73,051
Cost of services before reimbursable expenses	52,490	51,835	56,073	55,692
Reimbursable expenses	3,662	3,772	3,887	3,393
Total cost of services	56,152	55,607	59,960	59,085
Gross profit	15,654	16,084	16,644	13,966
Selling expenses	6,758	7,094	7,621	6,504
General and administrative expenses	10,517	10,093	9,459	11,991
Loss from operations	(1,621)	(1,103)	(436)	(4,529)
Other income (expense):
Interest income, net	230	210	234	317
Other expense, net	—	(33)	(18)	(13)
Loss from continuing operations before income tax expense (benefit)	(1,391)	(926)	(220)	(4,225)
Income tax expense (benefit)	(639)	6,000	20	5,929
Loss from continuing operations	(752)	(6,926)	(240)	(10,154)
Loss on discontinued operations, net of tax	(537)	—	—	—
Net loss	$(1,289)	$(6,926)	$(240)	$(10,154)
Basic net loss per share:
Loss from continuing operations	$(0.03)	$(0.28)	$(0.01)	$(0.41)
Loss on discontinued operations	(0.02)	—	—	—
Net loss per share	$(0.05)	$(0.28)	$(0.01)	$(0.41)
Diluted net income (loss) per share:
Loss from continuing operations	$(0.03)	$(0.28)	$(0.01)	$(0.41)
Loss on discontinued operations	(0.02)	—	—	—
Net income (loss) per share	$(0.05)	$(0.28)	$(0.01)	$(0.41)
Weight average shares used in computing:
Basic net loss per share	24,475	24,343	24,468	24,481
Diluted net loss per share	24,475	24,343	24,468	24,481

In the first quarter of 2005, the Company disposed of the Call Center Services (CCS) operation and incurred $866,000 of costs related to the operation and wind-down of the business. The pre-tax loss, net of a 38% tax benefit, resulted in a net loss of $537,000 during the first quarter of 2005. In the second quarter of 2005, the Company recorded a $6.0 million tax provision which consisted entirely of a deferred tax asset valuation allowance. In the fourth quarter of 2005, the Company incurred $4.1 million of severance cost, of which $1.8 million was charged to cost of services before reimbursable expenses, $500,000 to selling expenses, and $1.8 million to general and administrative expenses. The Company also incurred $1.0 million of facility closure costs. Additionally, in the fourth quarter of 2005, the Company’s tax provision of $5.9 million included an increase in its valuation allowance by $8.2 million due to the loss incurred during that quarter and a reevaluation of the realization of the Company’s deferred tax assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
First Consulting Group, Inc.

We have audited the accompanying consolidated balance sheets of First Consulting Group, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Consulting Group, Inc. and subsidiaries as of December 29, 2006 and December 30, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 29, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation using the modified prospective transition method which requires applying the standard as of December 31, 2005.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Consulting Group, Inc’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ GRANT THORNTON LLP
Irvine, California
March 12, 2007

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Year Ended	Description	Balance at Beginning of Period	Provision Charged (Credited) to Income	Adjustments Accounts Written Off	Balance at End of Period
December 29, 2006	Accounts receivable allowance	$1,633	$201	$(186)	$1,648
December 30, 2005	Accounts receivable allowance	$1,401	$336	$(104)	$1,633
December 31, 2004	Accounts receivable allowance	$1,974	$(235)	$(338)	$1,401

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CONSULTING GROUP, INC.
By:	/s/ LARRY R. FERGUSON
Larry R. Ferguson
Chief Executive Officer

Date: March 14, 2007

Know all persons by these presents, that each of the persons whose signature appears below hereby constitutes and appoints Larry R. Ferguson and Thomas A. Watford, each of them acting individually, as his attorney-in-fact, each with the full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ LARRY R. FERGUSON	Chief Executive Officer and	March 14, 2007
Larry R. Ferguson	Director
/s/ THOMAS A. WATFORD	Chief Operating Officer and	March 14, 2007
Thomas A. Watford	Chief Financial Officer
/s/ PHILIP H. OCKELMANN	Vice President and Controller	March 14, 2007
Philip H. Ockelmann	(Principal Accounting Officer)
/s/ DOUGLAS G. BERGERON	Chairman of the Board of	March 14, 2007
Douglas G. Bergeron	Directors
/s/ RONALD V. APRAHAMIAN	Director	March 14, 2007
Ronald V. Aprahamian

Signature	Title	Date
/s/ MICHAEL P. DOWNEY	Director	March 14, 2007
Michael P. Downey
/s/ ROBERT G. FUNARI	Director	March 14, 2007
Robert G. Funari
/s/ F. RICHARD NICHOL	Director	March 14, 2007
F. Richard Nichol
/s/ CORA M. TELLEZ	Director	March 14, 2007
Cora M. Tellez

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
3.1	Certificate of Incorporation of FCG (incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”)).
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

10.18*	Paragon Solutions, Inc. Incentive Stock Plan (incorporated by reference to Exhibit 10.22 to FCG’s Annual Report on Form 10-K filed March 18, 2004).
10.18.1*	Paragon Solutions, Inc. Incentive Stock Plan—Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.22.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).
10.18.2*	Paragon Solutions, Inc. Incentive Stock Plan—Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.22.2 to FCG’s Annual Report on Form 10-K filed March 18, 2004).
10.19*	Paragon Solutions, Inc. Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.23 to FCG’s Annual Report on Form 10-K filed March 18, 2004).
10.19.1*	Paragon Solutions, Inc. Non-Employee Director Stock Option Plan—Stock Option Agreement (incorporated by reference to Exhibit 10.23.1 to FCG’s Annual Report on Form 10-K filed March 18, 2004).
10.20	Stock Repurchase Agreement dated February 27, 2004 between FCG and David S. Lipson (incorporated by reference to Exhibit 99.2 to FCG’s Current Report on Form 8-K filed February 27, 2004).
10.21*	Employment Agreement dated March 22, 2004 between FCG and Mary Franz (incorporated by reference to Exhibit 10.2 to FCG’s Quarterly Report on Form 10-Q filed May 5, 2004).
10.22*	Separation Agreement dated May 14, 2005 between FCG and Walter J. McBride (disclosed in Item 1.01 of FCG’s Current Report on Form 8-K filed March 18, 2005).
10.23*	Letter Agreement dated May 17, 2005 between FCG and Mitch Morris (incorporated by reference to Exhibit 10.1 to FCG’s Quarterly Report on Form 10-Q filed August 10, 2005).
10.24*	Form of Change in Control Agreement for Section 16 Officers (incorporated by reference to Exhibit 10.1 to FCG’s Current Report on Form 8-K filed July 5, 2005).
10.25*	Separation Agreement dated November 21, 2005 between FCG and Luther J. Nussbaum (incorporated by reference to Exhibit 10.1 to FCG’s Current Report on Form 8-K filed November 22, 2005).
11.1

Statement of Computation of Earnings (Loss) per Share for FCG (contained in “Notes to Consolidated Financial Statements—Note A—Description of Business and Summary of Significant Accounting Policies—Basic and Diluted Net Income (Loss) Per Share” of this Report).

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