Form 10-Q
period 2007-03-30
FIRST CONSULTING GROUP INC
filed 2007-05-09
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Large accelerated filer ☐                                           Accelerated filer ☒                                            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	26,875,553
(Class)	(Outstanding at April 27, 2007)

First Consulting Group, Inc.

Part I. Financial Information

Item 1. Financial Statements

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	March 30, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$64,639	$58,493
Short-term investments	5,019	5,004
Accounts receivable, less allowance of $1,648 as of both March 30, 2007 and December 29, 2006	22,770	20,559
Unbilled receivables	15,558	12,252
Prepaid expenses and other current assets	4,163	3,971
Total current assets	112,149	100,279

Property and equipment:
Furniture, equipment, and leasehold improvements	7,049	6,905
Information systems equipment and software	29,930	29,874
	36,979	36,779
Less accumulated depreciation and amortization	26,994	25,680
	9,985	11,099
Other assets:
Executive benefit trust	11,327	11,079
Long-term accounts receivable, net	2,455	2,413
Deferred contract costs	6,500	5,585
Goodwill, net	17,820	17,820
Intangibles, net	287	456
Other	2,051	2,762
	40,440	40,115
Total assets	$162,574	$151,493

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

(unaudited)

	March 30, 2007	December 29, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,859	$2,381
Accrued liabilities	1,876	2,377
Accrued payroll and payroll taxes	3,599	3,631
Accrued vacation	6,400	5,975
Accrued employee benefits	3,785	2,108
Customer advances	14,984	11,856
Taxes payable	3,403	1,630
Total current liabilities	36,906	29,958
Non-current liabilities:
Supplemental executive retirement plan	9,056	10,193

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 26,678,154 shares issued and outstanding at March 30, 2007 and 26,253,061 shares issued and outstanding at December 29, 2006	27	26
Additional paid-in capital	104,676	102,739
Retained earnings	11,605	8,302
Accumulated other comprehensive income	304	275
Total stockholders’ equity	116,612	111,342
Total liabilities and stockholders’ equity	$162,574	$151,493

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 30, 2007	March 31, 2006
Revenues before reimbursements	$66,915	$66,686
Reimbursements	3,374	3,779
Total revenues	70,289	70,465

Cost of services before reimbursable expenses	49,597	48,593
Reimbursable expenses	3,374	3,779
Total cost of services	52,971	52,372

Gross profit	17,318	18,093

Selling expenses	4,022	4,379
General and administrative expenses	9,179	9,175
Income from operations	4,117	4,539
Other income (expense):
Interest income, net	848	338
Other expense, net	(26)	(15)
Income before income tax provision	4,939	4,862
Income tax provision	1,284	340
Net income	$3,655	$4,522

Basic and diluted net income per share:
Basic net income per share	$0.14	$0.18
Diluted net income per share	0.13	0.18

Weighted average shares used in computing:
Basic net income per share	26,557	24,705
Diluted net income per share	27,501	24,910

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 30, 2007	March 31, 2006
Cash flows from operating activities:
Net income:	$3,655	$4,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,648	1,752
Intangible amortization	169	193
Provision for bad debts	—	(75)
Loss on sale/disposal of assets	15	47
Stock-based compensation	465	193
Change in assets and liabilities:
Accounts receivable	(2,211)	(513)
Unbilled receivables	(3,306)	(2,946)
Prepaid expenses and other current assets	(192)	(555)
Long-term accounts receivable	(42)	(825)
Deferred contract costs	(915)	(3)
Other assets	689	(95)
Accounts payable	478	297
Accrued liabilities	(501)	(1,126)
Accrued payroll and payroll taxes	(32)	847
Accrued vacation	425	(874)
Accrued employee benefits	1,677	(1,095)
Accrued severance	—	(2,342)
Customer advances	3,128	799
Taxes payable	1,421	429
Accrued restructuring costs	—	(386)
Supplemental executive retirement plan	(1,385)	(641)
Other	17	(4)
Net cash provided by (used in) operating activities	5,203	(2,401)
Cash flows from investing activities:
Purchase of investments, net	(15)	—
Purchase of property and equipment	(547)	(1,603)
Net cash used in investing activities	(562)	(1,603)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	1,492	1,593
Collections of loan receivable	3	24
Net cash provided by financing activities	1,495	1,617
Effect of exchange rate changes on cash and cash equivalents	10	29
Net change in cash and cash equivalents	6,146	(2,358)
Cash and cash equivalents at beginning of period	58,493	35,106
Cash and cash equivalents at end of period	$64,639	$32,748

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$1	$4
Cash paid during the period for income taxes, net of refunds	$(80)	$(89)
Supplemental disclosure of non-cash investing and financing activities
Repayment of officer loan with common stock	$19	$13

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 30, 2007

Note 1            Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet of First Consulting Group, Inc. and subsidiaries (the “Company” or “FCG”) at March 30, 2007 and consolidated statements of operations and consolidated statements of cash flows for the periods ended March 30, 2007 and March 31, 2006 are unaudited.  These interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at March 30, 2007 and the results of operations for the periods ended March 30, 2007 and March 31, 2006.  The results of operations and cash flows for the three-month period ended March 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 28, 2007.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 29, 2006 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.  The Company operates on a fiscal year consisting of a 52 or 53 week period ending on the last Friday in December.

Stock-Based Compensation

Restricted Stock

A summary of restricted stock activity for the three months ended March 30, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 29, 2006	130,000	$8.49
Grants	236,600	13.64
Cancelled	(27,400)	13.66
Balance at March 30, 2007	339,220	11.67

During the first quarter of 2007, the Company issued 236,600 shares of restricted stock awards with a vesting period of three and four years to eight board members and 38 vice presidents, respectively.  For the three months ended March 30, 2007, the Company recognized $242,000 of compensation costs related to these awards of which $110,000 was a component of cost of services, $19,000 was as a component of selling expense, and $113,000 was a component of general and administrative expense.  There was no such expense for the quarter ended March 31, 2006.  At March 30, 2007, there was $3.6 million of total unrecognized compensation costs related to unvested stock, which is expected to be recognized over a weighted average period of 3.9 years.

Adoption of SFAS 123R

On December 31, 2005, the Company adopted No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Upon adoption of SFAS 123R, the Company changed its method of attributing the value of stock-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method.  Compensation expense for share-based awards granted through December 30, 2005 continues to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after December 31, 2005 is recognized using a straight-line, or single-option method.  The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three to four years.

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

Valuation and Expense Information under SFAS 123R

As a result of adopting SFAS 123R, expense associated with stock-based compensation for the quarter ended March 30, 2007 is $223,000, which had the effect of reducing operating income and net income by this amount, and reducing basic and diluted earnings per share by less than $0.01.  Stock-based compensation included $35,000 as a component of cost of services, $11,000 as a component of selling expense, and $177,000 as a component of general and administrative expense for the quarter ended March 30, 2007.  For the three months ended March 31, 2006, the stock-based compensation was $193,000, which had the effect of reducing basic and diluted earnings per share by $0.01 for that quarter.  Stock-based compensation included $76,000 as a component of cost of services, $37,000 as a component of selling expense, and $80,000 as a component of general and administrative expense for the quarter ended March 31, 2006.  In addition, prior to the adoption of SFAS 123R, the Company presented the tax benefit of stock option exercises as operating cash flows.  Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  For the quarters ended March 30, 2007 and March 31, 2006, there were no tax benefits resulting from tax deductions in excess of the compensation cost recognized.  Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the quarters ended March 30, 2007 and March 31, 2006.

The Company has historically used the Black-Scholes option pricing model to value its options under SFAS 123, and has elected to continue to do so under SFAS 123R.  There were no options granted for the three months ended March 30, 2007.  The fair value of the options granted for the three months ended March 31, 2006 calculated using the Black-Scholes pricing model was $3.51 per share. The following assumptions were used in the Black-Scholes pricing model:

Three Months Ended
March 31, 2006

Dividend yield	—
Expected volatility	0.59
Weighted average expected volatility	0.59
Risk-free interest rate	4.3%
Expected life	6.18 years

Expected volatilities are based on the Company’s historical volatility of its common shares over a period of time equal to the expected term of the stock option. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the stock option. The expected dividend yield is zero as the Company does not expect to pay dividends in the future.

Stock option activity for the quarter ended March 30, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 29, 2006	2,915,960	$7.73
Exercised	(218,183)	$6.85
Cancelled	(56,232)	$8.13
Outstanding at March 30, 2007	2,641,545	$7.79	5.67

Exercisable at March 30, 2007	1,908,579	$7.69	4.56

As of March 30, 2007, there was $2.0 million of total unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of approximately 1.2 years.

Basic and Diluted Net Income per Share

Basic net income per share is computed using the weighted average number of common shares outstanding.  Diluted net income per share is computed using the assumption that stock options were exercised.  Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained by the Company from such exercise were used by the Company to purchase common stock at the average market price during the period.  Stock options are not considered when computing diluted net loss per share as they are considered anti-dilutive.

The following represents a reconciliation of basic and diluted net income per share for the three months ended March 30, 2007 and March 31, 2006 (in thousands, except per share data):

	Three Months Ended
	March 30 29, 2007	March 31, 2006
Net income	$3,655	$4,522

Basic weighted average number of shares outstanding	26,557	24,705
Effect of dilutive options and contingent shares	944	205
Diluted weighted average number of shares outstanding	27,501	24,910

Basic and diluted net income per share:
Basic net income per share	$0.14	$0.18
Diluted net income per share	0.13	0.18

For the three months ended March 30, 2007 and March 31, 2006, there were 710,134 and 2,768,983 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income per share.

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

Accounting for Uncertainty in Income Taxes

  In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, de-recognition, classification, and disclosure of tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 in the first quarter of 2007 and recorded a cumulative effect adjustment of $352,000 which was accounted for as an adjustment to the beginning balance of retained earnings.  See Note 7, “Income Taxes” for additional information regarding such adoption.

Note 2            Investments

The Company had $5.0 million in short-term investments at March 30, 2007 and December 29, 2006.  Such investments were held primarily in corporate notes and government agency securities.  Gross and net unrealized gains and losses on investments were immaterial at March 30, 2007.  Additionally, the Company had $325,000 of non-marketable equity investments at March 30, 2007 and December 29, 2006, valued at the lower of cost or estimated fair value, which were included within other assets.

Note 3            Long-Term Receivable

At March 30, 2007, the Company carried $2.5 million in long-term accounts receivable.  Of this amount, $2.3 million represents the discounted value of the deferral of one and one-half month’s revenue on an outsourcing contract which began in August 2005.  This payment has been deferred until the current expiration date of the contract in December 2009.  The receivable was discounted using an interest rate of 7% and the unamortized discount at March 30, 2007 was $478,000.

Note 4            Goodwill and Intangible Assets

Under SFAS 142, the Company no longer amortizes its goodwill and is required to complete an annual impairment testing which is performed during the fourth quarter of each year.  The Company believes that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations.  The impairment test requires the Company to forecast future cash flows, which involves significant judgment.   Accordingly, if expectations of future operating results change, or if there are changes to other assumptions, estimates of the fair value of reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on the consolidated financial statements.  The Company performed an impairment test on each of its components of goodwill as of the fourth quarter of fiscal year 2006 and determined that none of its goodwill was impaired.  As of March 30, 2007, the Company had $17.8 million of goodwill and $287,000 of amortizable intangible assets recorded on its balance sheet.

There were no changes in the net carrying amounts of goodwill for the three months ended March 30, 2007.  The amounts of goodwill are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Software Services	Total
Balance as of December 29, 2006	$3,225	$5,193	$1,481	$7,921	$17,820
Acquired	—	—	—	—	—
Balance as of March 30, 2007	$3,225	$5,193	$1,481	$7,921	$17,820

As of March 30, 2007, the Company had the following acquired intangible assets (in thousands):

Customer Related
Balance as of December 29, 2006	$456
Amortization	(169)
Balance as of March 30, 2007	$287

The remaining $287,000 of intangible assets at March 30, 2007 is scheduled to be amortized in full during fiscal year 2007.

Note 5            Comprehensive Income

Comprehensive income, net of taxes, for the three months ended March 30, 2007 and March 31, 2006, is as follows (in thousands):

	Three Months Ended
	March 30, 2007	March 31, 2006
Net income	$3,655	$4,522

Foreign currency translation adjustment	30	5
Unrealized loss on investments	(1)	(6)
Other comprehensive income (loss), net of tax	29	(1)

Comprehensive income	$3,684	$4,521

Note 6            Disclosure of Segment Information

For fiscal year 2007, the Company has the following six reportable segments:

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

•                  Health Plans - the delivery of consulting and systems integration services and outsourcing services to health plan clients;

•                  Software Services - the delivery of blended shore software development; and

•                  Software Products - the delivery of solutions involving the use of software to health delivery clients.

Additionally, the Company has four shared service centers that provide services to multiple business segments.  These shared service centers include FCG India, FCG Vietnam, Integration Services, and Infrastructure Services.   The costs of these services are internally billed and reported in the individual business segments as cost of services at a standard transfer cost.

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

The following segment information is for the three months ended March 30, 2007 and March 31, 2006 (in thousands):

For the three months ended March 30, 2007:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plans	Software Services	Software Products	Other	Totals

Revenues before reimbursements	$14,606	$28,288	$8,690	$8,301	$6,545	$485	$—	$66,915
Reimbursements	2,241	70	120	815	127	1	—	3,374
Total revenues	16,847	28,358	8,810	9,116	6,672	486	—	70,289
Cost of services before reimbursable expenses	9,522	25,138	3,751	5,974	4,745	604	(137)	49,597
Reimbursable expenses	2,241	70	120	815	127	1	—	3,374
Total cost of services	11,763	25,208	3,871	6,789	4,872	605	(137)	52,971
Gross profit	5,084	3,150	4,939	2,327	1,800	(119)	137	17,318
Selling expenses	1,580	356	865	565	572	181	(97)	4,022
General & administrative expenses	1,969	1,984	2,008	1,018	941	213	1,046	9,179
Income (loss) from operations	$1,535	$810	$2,066	$744	$287	$(513)	$(812)	$4,117

For the three months ended March 31, 2006:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plans	Software Services	Software Products	Other	Totals

Revenues before reimbursements	$16,534	$27,433	$7,747	$6,823	$6,559	$958	$632	$66,686
Reimbursements	2,464	37	211	916	130	13	8	3,779
Total revenues	18,998	27,470	7,958	7,739	6,689	971	640	70,465
Cost of services before reimbursable expenses	10,146	24,046	4,745	4,551	4,069	812	224	48,593
Reimbursable expenses	2,464	37	211	916	130	13	8	3,779
Total cost of services	12,610	24,083	4,956	5,467	4,199	825	232	52,372
Gross profit	6,388	3,387	3,002	2,272	2,490	146	408	18,093
Selling expenses	2,220	162	883	473	474	118	49	4,379
General & administrative expenses	2,420	1,883	2,161	1,103	794	258	556	9,175
Income (loss) from operations	$1,748	$1,342	$(42)	$696	$1,222	$(230)	$(197)	$4,539

The “other” column includes reclassifications related to the charging out of the shared service centers described above, with the net loss in that column primarily consisting of under absorption of shared service centers or support costs into the segments.

Note 7            Income Taxes

The Company recorded a $1.3 million tax provision for the three months ended March 30, 2007 versus a $340,000 tax provision for the three months ended March 31, 2006.

The 7% tax provision for the quarter ended March 31, 2006 was only for current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the net operating loss carryforwards offset most of the federal and certain state tax liabilities.  Since these carryforwards have a full valuation allowance applied against them, their use reduces the income tax rate.

The estimated tax rate in fiscal year 2007 of 26% has increased significantly from the rate experienced in fiscal year 2006 as the Company exhausts the loss carryforwards which remain.  During 2007, when the Company’s loss carryforwards are covering only a part of the expected pretax income, the estimated full year tax rate may be more volatile than typical from quarter to quarter, as changes in the estimated level of pretax income will significantly impact the tax rate.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on the first day of fiscal year 2007.  As a result of the implementation of FIN 48, the Company recognized a $352,000 increase to its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings.  Including the amount recognized upon adoption at December 30, 2006, the Company had approximately $1.8 million of liabilities for unrecognized tax positions, all of which, if recognized, would favorably affect the Company’s effective income tax rate.

The Company recognizes interest related to uncertain tax positions as part of interest expense, and penalties as a component of income tax expense.  As of the first day of fiscal year 2007, the Company had accrued interest and penalty of approximately $500,000 associated with its uncertain tax positions.  During the three months ended March 30, 2007, the Company recorded $50,000 of interest for uncertain tax positions within interest expense.

The Company files a consolidated federal income tax return and income tax returns with various states and foreign countries.  The Company is currently not under examination by the Internal Revenue Service and is no longer subject to federal income tax examination for years before 2003.  However, the Company is undergoing income tax audits with various states and the earliest open tax year under examination in any such state is 1999.

Note 8            Health Plans Outsourcing Contract

In April 2006, the Company began a $12 million outsourcing contract in the Health Plans segment.  This contract requires the Company to complete a system implementation prior to beginning the operations phase of the contract.  Since the fair value of the operations phase is difficult to objectively verify in order to separately account for it under EITF 00-21, the Company is accounting for the arrangement as a single outsourcing service arrangement.  The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations.  As a result, the Company expects to receive approximately $7 million of cash which is being accounted for as a customer advance prior to earning revenue on the contract, and the Company’s deferred costs on the balance sheet are increasing accordingly.  As of March 30, 2007, the Company had deferred $3.6 million of costs and $2.8 million of revenues under this contract.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE FOLLOWING MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  SUCH FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, INCLUDING THOSE SET FORTH IN ITEM 1A OF PART II OF THIS REPORT UNDER THE CAPTION “RISK FACTORS,” AND OTHER REPORTS WE FILE WITH THE SECURITIES AND EXCHANGE COMMISSION.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia.  We generate substantially all of our revenues from fees for information technology outsourcing services and professional services.

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  In our consulting and systems integration (“CSI”) businesses, we often bill our services on an hourly basis, by multiplying the amount of time expended on each assignment by the project hourly rate for the staff members assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized related to the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing an increased amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 4% of our net revenues during the first quarters of 2007 and 2006.  We expect our software licensing and related implementation revenues to continue to grow incrementally in the near future.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of March 30, 2007, approximately 1,603 of our 2,696 employees are billable consultants and software developers.  Another 738 employees are part of our outsourcing business.  The salaries and benefits of such billable staff and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 13.2% of our workforce, or 355 employees, are classified as non-billable.  Our cost of services as a percentage of net revenues is directly related to several factors, including, but not limited to:

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

Results of Operations for the Three Months Ended March 30, 2007 and March 31, 2006

Revenues.  Our net revenues were $66.9 million for the quarter ended March 30, 2007, a slight increase of 0.3% from $66.7 million for the quarter ended March 31, 2006.  Our total revenues were $70.3 million for the quarter ended March 30, 2007, a slight decrease of 0.2% from $70.5 million for the quarter ended March 31, 2006.  The consistent level of net revenues was primarily due to increases in Health Plans, Life Sciences, and Health Delivery Outsourcing, offset by decreases in Health Delivery Services and Software Products.  The Health Plans segment had the most significant increase in revenues compared to the quarter ended March 31, 2006, $1.5 million, or 21.7%, primarily due to market acceptance of our global delivery model by mid-size and large health plans.  In Life Sciences, net revenues increased by $943,000, or 12.2%, primarily due to low revenue in the first quarter of 2006 related to project completions during that quarter and the previous quarter.

In Health Delivery Services, net revenues declined by $1.9 million, or 11.7%, due to lower revenues from our consulting and implementation services.  The lower revenues were attributable to a slowdown in sales as we restructured our sales model in this area in an effort to improve our sales effectiveness.  As of April 2007, we are fully staffed with salespeople in each of our sales regions in this segment.

One of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), expired on March 31, 2007, and UPHS informed us in early April that the contract would not be renewed.  Under the terms of the contract, the engagement automatically converts to a six-month period of post-expiration transition services.  We have begun working with UPHS on a transition plan.  The expiring contract accounted for $26.7 million of our revenues in fiscal year 2006 and $7.7 million of our revenues in the first quarter of 2007, of which $5.3 million and $1.1 million, respectively, were zero-margin, pass-through revenue to a major infrastructure subcontractor.  The future net income impact of the contract expiration to us is uncertain at this time, and is dependent upon the level of transition services that UPHS requires and the level of continuing FCG services, if any, that UPHS decides to retain.  As a result of this contract expiration, we expect our Health Delivery Outsourcing revenues to decline significantly over the remainder of this year.

Revenues in our other business units are not expected to change significantly from current levels in the near future, with some modest growth expected in Life Sciences and Health Plans.  Growth in Health Delivery Services and Health Delivery Outsourcing is highly dependent on capturing market share through successfully restructuring our sales model and acceptance by the health delivery market of our global delivery model.  We also have experienced, and expect to continue to experience, weakness in Software Services revenues, as several larger clients have been acquired by other entities or reduced their scope of operations utilizing our services   The market for our services in this business is extremely competitive and we are seeking new clients and new markets (i.e., direct selling for our offshore centers into other countries) to attempt to replace lost revenues.

Cost of Services.  Cost of services before reimbursable expenses was $49.6 million for the quarter ended March 30, 2007, an increase of 2.1% from $48.6 million for the quarter ended March 31, 2006.  The increase was primarily due to a $1.4 million increase in costs in the Health Plans segment and a $1.1 million increase in costs in the Health Delivery Outsourcing segment, both directly related to the respective increases in revenues in those segments, and a $676,000 increase in Software Services, where labor costs increased to meet a higher number of hours required to achieve the same level of revenue, due to the loss of higher margin projects and their replacement with lower margin projects.  These increases are partially offset by a $1.0 million decrease in Life Sciences labor and subcontractor costs, and a $624,000 decrease in Health Delivery Services costs primarily related to cost reduction to match the decline in revenues in that segment.

Gross Profit.  Gross profit was $17.3 million, or 25.9% of net revenues, for the quarter ended March 30, 2007, a decrease of 4.3% from $18.1 million, or 27.1% of net revenues, for the quarter ended March 31, 2006.  This decrease was primarily due to $1.3 million of reduced gross profit in the Health Delivery segment due to the revenue decrease in that segment, and $690,000 of reduced gross profit in Software Services due to lower margin projects.  These decreases were partially offset by $1.9 million of higher gross margin in Life Sciences due to higher revenues and higher margin projects.

We expect to see lower gross profit in Health Delivery Outsourcing later this year when the UPHS contract winds down, as described above.

Selling Expenses.  Selling expenses were $4.0 million for the quarter ended March 30, 2007, a decrease of 8.2% from $4.4 million for the quarter ended March 31, 2006.  This decrease was primarily due to reductions in the sales force and in marketing expenditures that occurred during the latter half of 2006.  Selling expenses as a percentage of net revenues decreased to 6.0% for the quarter ended March 30, 2007 from 6.6% for the quarter ended March 31, 2006 for the same reasons.  Selling expenses are expected to increase from current levels during 2007 as sales staff have been added, primarily in Health Delivery Services, and an investment is made in the sales force as we seek to increase our revenues, which have not grown overall recently.

General and Administrative Expenses.  General and administrative expenses were consistent at $9.2 million for the quarters ended March 30, 2007 and March 31, 2006.  General and administrative expenses as a percentage of net revenues decreased slightly to 13.7% for the quarter ended March 30, 2007 from 13.8% for the quarter ended March 31, 2006.

Interest Income, Net.  Interest income, net of interest expense, was $848,000 for the quarter ended March 30, 2007, an increase of 165.7% from $338,000 for the quarter ended March 31, 2006, primarily due to higher cash and investments balances, but also due to higher interest rates.  Interest income, net of interest expense, as a percentage of net revenues increased to 1.3% for the quarter ended March 30, 2007 from 0.5% for the quarter ended March 31, 2006.

Other Expense, Net.  Other expense was negligible for the quarters ended March 30, 2007 and March 31, 2006.

Income Taxes.  We recorded a $1.3 million tax provision for the quarter ended March 30, 2007, compared to a $340,000 tax provision for the quarter ended March 31, 2006.  The 7% tax provision for the quarter ended March 31, 2006 was only for current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as our net operating loss carryforwards, which were fully reserved, offset most of the federal and certain state tax liabilities.

Our estimated tax rate in fiscal year 2007 of 26% has increased significantly from the rate experienced in fiscal year 2006 as we expect to exhaust the loss carryforwards which remain.  We expect that our tax provision in 2008 and thereafter will return to levels consistent with statutory federal and state tax rates.  During this 2007 transition, when our loss carryforwards are covering only a part of our expected pretax income, our estimated full year tax rate may be more volatile than typical from quarter to quarter, as changes in our estimated level of pretax income will significantly impact the tax rate.

Liquidity and Capital Resources

At March 30, 2007, we had cash and investments available for sale of $69.7 million compared to $63.5 million at December 29, 2006.  During the quarter ended March 30, 2007, we generated cash flow from operations of $5.2 million which primarily consisted of $3.7 million of net income.  Additionally, our cash flow benefited from $1.5 million of stock option exercises.

Our days sales outstanding (DSO) of accounts receivable (including unbilled receivables and customer advances) increased to 31 days for the first quarter of 2007 from 28 days for the fourth quarter of 2006.  The increased DSO was primarily due to a slightly less aggressive collection effort than we undertook for the prior quarter.  We do not currently anticipate any significant changes in our DSO in the near future.  We also do not currently expect any significant cash flow changes related to the other elements of the working capital cycle such as accounts payable and accrued liabilities; however, we are susceptible to ongoing routine fluctuations in these areas.

We used $547,000 of cash to purchase property and equipment, primarily information technology and related equipment, while incurring approximately $1.6 million of depreciation and amortization.

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

As of March 30, 2007, the following table summarizes our contractual commitments (in thousands):

	Payments Due by Period
Contractual Obligation	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating leases, net of subleases	$3,812	$4,242	$3,022	$21	$11,097
Purchase obligations	329	247	—	—	576
Total	$4,141	$4,489	$3,022	$21	$11,673

Additionally, as of March 30, 2007, we had $1.9 million of current liabilities in the consolidated balance sheet for unrecognized tax positions. However, the periods of cash settlement with the respective tax authorities cannot be reasonably estimated.

Management believes that our existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and cash equivalents are available for capital expenditures (which are projected at approximately $6 million for 2007), upfront setup costs and deferred fees on new contracts, strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.  In addition, we may consider incurring indebtedness or issuing debt or equity securities in the future to fund potential acquisitions or investments, or for general corporate purposes.

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

Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion.  If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected.  Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.  At March 30, 2007, we did not identify any contracts that required an accrual for losses.  Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals.  Revenues from incentive type arrangements are recognized when it is probable they will be earned.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At March 30, 2007 and December 29, 2006, we had deferred $6.5 million and $5.6 million, respectively, of unamortized costs which are included in non-current assets.

In April 2006, we began a $12 million outsourcing contract in the Health Plans segment.  This contract requires us to complete a system implementation prior to beginning the operations phase of the contract.  Since the fair value of the operations phase is difficult to objectively verify in order to separately account for it under EITF 00-21, we are accounting for the arrangement as a single outsourcing service arrangement.  The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations.  As a result, we expect to receive approximately $7 million of cash which is being accounted for as a customer advance prior to earning revenue on the contract, and our deferred costs on the balance sheet are increasing accordingly.  As of March 30, 2007, we had deferred $3.6 million of costs and $2.8 million of revenues under this contract.

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

Software license and maintenance revenues comprised 4% of our net revenues for the quarter ended March 30, 2007.  Additionally, we realized additional revenues from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting

Bulletin (“SAB”) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

At March 30, 2007 and December 29, 2006, we had unbilled receivables of $15.6 million and $12.3 million, respectively, which represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology.  As of March 30, 2007, we had unbillable amounts of approximately $3.9 million, which were generally expected to be billed within one year.

We had a long-term receivable at March 30, 2007 and December 29, 2006 of $2.5 million and $2.4 million.  Of the long-term receivable of $2.5 million at March 30, 2007, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract.  In January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009.  Both deferrals were in accordance with the terms of the contract executed with this client in July 2005.  Imputed interest income at a rate of 7.0% of $39,000 was accrued during the first quarter of 2007 on this receivable.  Unamortized discount of $478,000 remained at March 30, 2007.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. This allowance is based on the amount and aging of our accounts receivable, creditworthiness of our clients, historical collection experience, current economic trends, and changes in client payment patterns.  If the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  Our bad debt losses have generally been moderate due to the size and quality of our customers; however, we have recently incurred some bad debt losses in our growing Software Services segment due to the lower credit quality of our clients in that segment.  Should one of our larger clients unexpectedly become unable to pay us, our allowance would have to increase significantly.  Our allowance for doubtful accounts at March 30, 2007 and December 29, 2006 included a specific reserve of approximately $900,000 for identified customer balances that are uncertain of collection, primarily two accounts in our Software Services segment, and a general reserve of approximately $750,000 for unknown losses.

Deferred Income Taxes

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements which differ from our tax returns.  We use significant estimates in determining what portion of our deferred tax asset is more likely than not to be realized.  Prior to fiscal year 2003, our net deferred tax assets had historically consisted primarily of the tax benefit related to restructuring costs for facility closures, supplemental executive retirement plan contributions, and certain accrued liabilities such as accrued vacation pay, which are not deductible for tax purposes until paid.  We have also recorded a provision for uncertain tax positions in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes,” based on management’s estimate of potential tax liabilities for open tax years.

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

Our estimated tax rate in fiscal year 2007 of 26% has increased significantly from the rate experienced in fiscal year 2006 as we expect to exhaust the loss carryforwards which remain.  We expect that our tax provision in 2008 and thereafter will return to levels consistent with statutory federal and state tax rates.  During this 2007 transition, when our loss carryforwards are covering only a part of our expected pretax income, our estimated full year tax rate may be more volatile than typical from quarter to quarter, as changes in our estimated level of pretax income will significantly impact the tax rate.

Goodwill and Intangible Assets

Under SFAS 142, we no longer amortize our goodwill and are required to complete an annual impairment testing which we perform during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  We use various assumptions, such as discount rates, and comparable company analysis in performing these valuations.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  We performed an impairment test on each of our components of goodwill as of the fourth quarter of fiscal year 2006 and determined that none of our goodwill was impaired.  As of March 30, 2007, we have $17.8 million of goodwill and $287,000 of intangible assets recorded on our balance sheet (see Note 4 of the Notes to Consolidated Financial Statements included in this report).

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (see Recent Accounting Pronouncements in Note 1 of the financial statements in Item 1 of this report).

In September 2006 and February 2007, respectively, the FASB issued SFAS No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option of Financial Assets and Financial Liabilities (see Recent Accounting Pronouncements in Note 1 of the financial statements in Item 1 of this report).

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (see Recent Accounting Pronouncements in Note 1 of the financial statements in Item 1 of this report).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, unbilled receivables, and accounts payable.  Only the cash and cash equivalents and short-term investments which totaled $69.7 million at March 30, 2007 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $697,000.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2006.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, except as indicated in the paragraph below, our disclosure controls and procedures were effective, and were operating at the reasonable assurance level.

As previously disclosed in Item 9A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of that year because we did not maintain effective controls over the determination and reporting of our provision for income taxes, and we had a “material weakness” in internal controls as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board.  In August 2006, we hired a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes.”   The new tax director has improved the process and review controls over the calculation of our tax provision since her arrival.  Because the tax provision is an annual calculation, and the new process and review controls were implemented during the course of fiscal year 2006, there has been insufficient time to validate that such controls and procedures are operating at a level to have remediated the previous material weakness, and that it therefore still existed as of December 29, 2006 and March 30, 2007.

Other than as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that, expect as indicated in the paragraph below, has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely to us, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in response to Item 1A in Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Securities

Period	Total number of shares purchased	Average price paid per share	Total shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
Month #1 (December 30, 2006 – January 26, 2007)	0	$0.00	N/A	N/A
Month #2 (January 27, 2007 – February 23, 2007)	0	$0.00	N/A	N/A
Month #3 (February 24, 2007 – March 30, 2007)	2,290	$9.23	N/A	N/A
Total	2,290	$9.23	N/A	N/A

On March 16, 2007, we repurchased a total of 2,290 shares of common stock from one of our non-Section 16 officer vice presidents in a private transaction, for a total purchase price of $21,137.  All shares were purchased at the closing price of our common stock on Nasdaq National Market on the date of purchase, or $9.23 per share.  Of the total purchase price, $19,606 of such amount was applied to an outstanding loan that such vice president had with us.  The remaining amount of the purchase price paid to the applicable vice president was intended to cover the individual’s estimated capital gains tax on the sale.  The loan was made in connection with restricted stock purchase agreements between FCG and this vice president that were entered into prior to December 2000, when we eliminated a requirement that our vice presidents purchase and hold common stock of FCG.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
11.1 (5)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”).

(2)	Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)	Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)	See Note 1 of Notes to Consolidated Financial Statements, “Basic and Diluted Net Income Per Share.”

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: May 9, 2007	/s/LARRY R. FERGUSON
Larry R. Ferguson
Chief Executive Officer

Date: May 9, 2007	/s/THOMAS A WATFORD
Thomas A. Watford
Chief Operating Officer and Chief
Financial Officer

Exhibit Index

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
4.1 (4)	Specimen Common Stock Certificate
11.1 (5)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(1)	Incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”).

(2)	Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(3)	Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(4)	Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(5)	See Note 1 of Notes to Consolidated Financial Statements, “Basic and Diluted Net Income Per Share.”