Form 10-Q
period 2007-06-29
FIRST CONSULTING GROUP INC
filed 2007-08-08
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	27,065,211
(Class)	(Outstanding at July 27, 2007)

First Consulting Group, Inc.

Part I.  Financial Information

Item 1. Financial Statements

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	June 29, 2007	December 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$74,512	$58,493
Short-term investments	2,495	5,004
Accounts receivable, less allowance of $1,348 and $1,648 as of June 29, 2007 and December 29, 2006, respectively	19,417	20,559
Unbilled receivables	15,827	12,252
Prepaid expenses and other current assets	5,033	3,971
Total current assets	117,284	100,279

Property and equipment:
Furniture, equipment, and leasehold improvements	7,228	6,905
Information systems equipment and software	29,169	29,874
	36,397	36,779
Less accumulated depreciation and amortization	27,133	25,680
	9,264	11,099

Other assets:
Executive benefit trust	11,756	11,079
Long-term accounts receivable, net	2,298	2,413
Long-term investments	2,788	325
Deferred contract costs	8,502	5,585
Goodwill, net	18,042	17,820
Intangibles, net	324	456
Other	1,780	2,437
	45,490	40,115
Total assets	$172,038	$151,493

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

(unaudited)

	June 29, 2007	December 29, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,318	$2,381
Accrued liabilities	2,487	2,377
Accrued payroll and payroll taxes	3,159	2,694
Accrued vacation	6,614	5,975
Accrued employee benefits	3,642	2,108
Accrued incentive compensation	2,083	937
Customer advances	15,413	11,856
Taxes payable	4,325	1,630
Total current liabilities	41,041	29,958
Non-current liabilities:
Supplemental executive retirement plan	8,483	10,193

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 27,058,634 shares issued and outstanding at June 29, 2007 and 26,253,061 shares issued and outstanding at December 29, 2006	27	26
Additional paid-in capital	107,153	102,739
Retained earnings	14,779	8,302
Accumulated other comprehensive income	555	275
Total stockholders’ equity	122,514	111,342
Total liabilities and stockholders’ equity	$172,038	$151,493

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenues before reimbursements	$67,260	$65,526	$134,175	$132,212
Reimbursements	3,470	3,491	6,844	7,270
Total revenues	70,730	69,017	141,019	139,482

Cost of services before reimbursable expenses	49,322	47,086	98,919	95,679
Reimbursable expenses	3,470	3,491	6,844	7,270
Total cost of services	52,792	50,577	105,763	102,949

Gross profit	17,938	18,440	35,256	36,533

Selling expenses	4,274	4,043	8,296	8,422
General and administrative expenses	10,335	9,274	19,514	18,449
Income from operations	3,329	5,123	7,446	9,662
Other income (expense):
Interest income, net	946	425	1,794	763
Other income (expense), net	15	2	(11)	(13)
Income before income tax provision	4,290	5,550	9,229	10,412
Income tax provision	1,116	389	2,400	729
Net income	$3,174	$5,161	$6,829	$9,683

Basic and diluted net income per share:
Basic net income per share	$0.12	$0.21	$0.26	$0.39
Diluted net income per share	0.12	0.20	0.25	0.38

Weighted average shares used in computing:
Basic net income per share	26,879	25,045	26,718	24,875
Diluted net income per share	27,386	25,790	27,444	25,350

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net income:	$6,829	$9,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,133	3,604
Intangible amortization	312	386
Provision for bad debts	(300)	(100)
Loss on sale/disposal of assets	243	374
Stock-based compensation	813	347
In-process research and development expenses acquired	1,580	—
Change in assets and liabilities:
Accounts receivable	1,442	(3,155)
Unbilled receivables	(3,575)	(2,233)
Prepaid expenses and other current assets	(1,048)	(862)
Long term accounts receivable	115	(669)
Deferred contract costs	(2,917)	(323)
Other assets	635	(575)
Accounts payable	937	919
Accrued liabilities	110	(1,057)
Accrued payroll and payroll taxes	465	1,318
Accrued vacation	639	(872)
Accrued employee benefits	1,534	223
Accrued severance	—	(2,797)
Accrued incentive compensation	1,146	866
Customer advances	3,557	2,946
Accrued restructuring costs	—	(1,692)
Taxes payable	2,399	411
Supplemental executive retirement plan	(2,387)	(683)
Other	(110)	(113)
Net cash provided by operating activities	15,552	5,946
Cash flows from investing activities:
Proceeds from sale/maturity of investments	46	—
Purchase of property and equipment	(1,379)	(2,410)
Acquisition of business, net of cash	(2,061)	—
Net cash used in investing activities	(3,394)	(2,410)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	3,621	4,011
Collections of loan receivable	3	45
Net cash provided by financing activities	3,624	4,056
Effect of exchange rate changes on cash and cash equivalents	237	153
Net change in cash and cash equivalents	16,019	7,745
Cash and cash equivalents at beginning of period	58,493	35,106
Cash and cash equivalents at end of period	$74,512	$42,851
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2	$5
Cash paid during the period for income taxes, net of refunds	$51	$318

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 29, 2007

Note 1                    Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet of First Consulting Group, Inc. and subsidiaries (the “Company” or “FCG”) at June 29, 2007 and consolidated statements of operations and consolidated statements of cash flows for the three-month and six-month periods ended June 29, 2007 and June 30, 2006 are unaudited.  These interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at June 29, 2007 and the results of operations for the three-month and six-month periods ended June 29, 2007 and June 30, 2006.  The results of operations and cash flows for the three-month and six-month period ended June 29, 2007 are not necessarily indicative of the results to be expected for the year ending December 28, 2007.  For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 29, 2006 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.  The Company operates on a fiscal year consisting of a 52 or 53 week period ending on the last Friday in December.

Stock-Based Compensation

Restricted Stock

A summary of restricted stock activity for the six months ended June 29, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 29, 2006	130,000	$8.49
Grants	260,100	13.31
Cancelled	(78,400)	11.66
Balance at June 29, 2007	311,700	11.71

During the six months ended June 29, 2007, the Company issued 260,100 shares of restricted stock awards with a vesting period of three and four years to eight board members and 42 vice presidents, respectively.  For the three months ended June 29, 2007, the Company recognized $164,000 of compensation costs related to these awards of which $86,000 was a component of cost of services, $16,000 was a component of selling expense, and $62,000 was a component of general and administrative expense.  For the six months ended June 29, 2007, the Company recognized $406,000 of compensation costs related to these awards of which $196,000 was a component of cost of services, $35,000 was a component of selling expense, and $175,000 was a component of general and administrative expense.  There was no such expense for the six months ended June 30, 2006.  At June 29, 2007, there was $3.2 million of total unrecognized compensation costs related to unvested stock, which is expected to be recognized over a weighted average period of 3.7 years.

Accounting for Stock Options

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

Valuation and Expense Information under SFAS 123R

As a result of adopting SFAS 123R, expense associated with stock-based compensation for the three and six months ended June 29, 2007 is $184,000 and $407,000, respectively, which had the effect of reducing operating income and net income by this amount, and reducing basic and diluted earnings per share by less than $0.01 for the three-month period and less than $0.02 for the six-month period.  For the three and six months ended June 30, 2006, the stock-based compensation was $154,000 and $347,000, respectively which had the effect of reducing basic and diluted earnings per share by less than $0.01 for the three-month period and $0.01 for the six-month period.

The following represents the cost classification of the stock-based compensation for the three and six months ended June 29, 2007 and June 30, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Cost of services	$18	$61	$53	$137
Selling	6	30	17	67
General and administrative	160	63	337	143
Total stock-based compensation	$184	$154	$407	$347

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows.  For the six months ended June 29, 2007 and June 30, 2006, there were no tax benefits resulting from tax deductions in excess of the compensation cost recognized.  Because the Company maintained a full valuation allowance on its deferred tax assets, the Company did not recognize any tax benefit related to stock-based compensation expense for the six months ended June 29, 2007 and June 30, 2006.

The Company uses the Black-Scholes option pricing model to value its options.  There were no options granted during the six months ended June 29, 2007.  The fair value of the options granted during the six months ended June 30, 2006 calculated using the Black-Scholes pricing model was $4.30 per share. The following assumptions were used in the Black-Scholes pricing model:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Dividend yield	—	—
Expected volatility	0.46 – 0.56	0.46 - 0.59
Weighted average expected volatility	0.46	0.47
Risk-free interest rate	4.92% - 5.02%	4.28% - 5.02%
Expected life	5 to 6 years	5 to 6 years

Expected volatilities are based on the Company’s historical volatility of its common shares over a period of time equal to the expected term of the stock option. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the stock option. The expected dividend yield is zero as the Company does not expect to pay dividends in the future.

Stock option activity for the six months ended June 29, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2006	2,915,960	$7.73
Exercised	(626,163)	$5.88
Cancelled	(143,612)	$10.10
Outstanding at June 29, 2007	2,146,185	$8.11	5.48	$4,370,191

Exercisable at June 29, 2007	1,610,619	$8.10	4.55	$3,631,489

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $9.50 on June 29, 2007, which would have been received by the option holders had all option holders exercised their options on June 29, 2007.  This amount changes based on the fair market value of the Company’s stock.  Total intrinsic value of options exercised for the six months ended June 29, 2007 and June 30, 2006 were $2.9 million and $1.2 million, respectively.  As of June 29, 2007, there was $1.8 million of total unrecognized compensation cost related to unvested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following represents a reconciliation of basic and diluted net income per share for the three and six months ended June 29, 2007 and June 30, 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$3,174	$5,161	$6,829	$9,683

Basic weighted average number of shares outstanding	26,879	25,045	26,718	24,875
Effect of dilutive options and contingent shares	507	745	726	475
Diluted weighted average number of shares outstanding	27,386	25,790	27,444	25,350

Basic and diluted net income per share:
Diluted weighted average number of shares outstanding	$0.12	$0.21	$0.26	$0.39
Diluted weighted average number of shares outstanding	0.12	0.20	0.25	0.38

For the three months ended June 29, 2007 and June 30, 2006, there were 900,711 and 1,135,146 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income per share.  For the six months ended June 29, 2007 and June 30, 2006, there were 787,395 and 1,952,065 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income per share.

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

SFAS 159 will permit companies to use fair value measurements in certain circumstances.  Both standards are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 157 and SFAS 159 on its consolidated financial position and results of operations.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the application of SFAS No. 109, “Accounting for Income Taxes”, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements.  In addition to recognition, FIN 48 provides guidance concerning measurement, de-recognition, classification, and disclosure of tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 in the first quarter of 2007 and recorded a cumulative effect adjustment of $352,000 which was accounted for as an adjustment to the beginning balance of retained earnings.  See Note 8, “Income Taxes” for additional information regarding such adoption.

Note 2                    Investments

The Company had $2.5 million in short-term investments and $2.5 million in long-term investments at June 29, 2007 and $5.0 million in short-term investments at December 29, 2006.  Such investments were held primarily in corporate notes and government agency securities.  Gross and net unrealized gains and losses on investments were immaterial at June 29, 2007.  Additionally, the Company had $325,000 of non-marketable equity investments at June 29, 2007 and December 29, 2006, valued at the lower of cost or estimated fair value, which were included within long-term investments.

Note 3                    Long-Term Accounts Receivable

The Company had long-term accounts receivable at June 29, 2007 and December 29, 2006 of $2.3 million and $2.4 million.  Of the long-term account receivable of $2.3 million at June 29, 2007, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract.  In January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009.  Both deferrals were in accordance with the terms of the contract executed with this client in July 2005.  Imputed interest income at a rate of 7.0% of $79,000 was accrued during the first six months of 2007 on this receivable.  Unamortized discount of $438,000 remained at June 29, 2007.

Note 4                    Business Acquisition

On June 15, 2007, the Company acquired 100% of the outstanding common stock of Zorch, Inc. (Zorch), a Salt Lake City, Utah-based company that has developed a proprietary enterprise software solution to provide regulated content management and collaboration for the life sciences industry using the Microsoft Office SharePoint Server 2007 platform.  The Company paid $2.0 million in cash to the shareholders of Zorch.  Additionally, the shareholders may earn up to $2.0 million of additional consideration for the sale if the business achieves certain revenue targets during the period from acquisition through June 30, 2008, and further consideration if operating income from the acquired business exceeds 14% of revenues during an earnout period that commences in the second half of 2008 and ends in the first quarter of 2011. The Company incurred a one-time charge of approximately $1.6 million during the second quarter of fiscal year 2007 in recognition of acquired in-process software research and development expenses.

The following table summarizes the estimated fair values of assets acquired as of June 15, 2007 in connection with the Zorch acquisition (in thousands):

Other current assets	$14
Property, plant, and equipment	9
Software	180
Goodwill	278
In-process research and development	1,580
Cash consideration	$2,061

The accounts of Zorch have been included in the accompanying financial statements for the period from June 16, 2007 through June 29, 2007.  Pro forma information as if Zorch had been acquired on January 1, 2006 has not been provided, since such pro forma results do not differ materially from those reported in the accompanying financial statements.

Note 5                    Goodwill and Intangible Assets

Under SFAS 142, the Company completes an annual impairment testing which is performed during the fourth quarter of each year.  The Company believes that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations.  The impairment test requires the Company to forecast future cash flows, which involves significant judgment.  Accordingly, if expectations of future operating results change, or if there are changes to other assumptions, estimates of the fair value of reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on the consolidated financial statements.  The Company performed an impairment test on each of its components of goodwill as of the fourth quarter of fiscal year 2006 and determined that none of its goodwill was impaired.  As of June 29, 2007, the Company had $18.0 million of goodwill and $324,000 of amortizable intangible assets recorded on its balance sheet.

The amounts of goodwill at June 29, 2007 are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Software Services	Total
Balance as of December 29, 2006	$3,225	$5,193	$1,481	$7,921	$17,820
Acquired	—	—	278	—	278
Use of acquired net operating loss carryforward	—	—	—	(56)	(56)
Balance as of June 29, 2007	$3,225	$5,193	$1,759	$7,865	$18,042

As of June 29, 2007, the Company had the following acquired intangible assets (in thousands):

	Customer Related	Software	Total
Balance as of December 29, 2006	$456	$—	$456
Acquired		180	180
Amortization	(312)	—	(312)
Balance as of June 29, 2007	$144	$180	$324
Amortization Period in Years	4	5

The remaining $144,000 of customer related intangible assets at June 29, 2007 is scheduled to be amortized in full during fiscal year 2007.

Note 6                    Comprehensive Income

Comprehensive income, net of taxes, for the three and six months ended June 29, 2007 and June 30, 2006, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net income	$3,174	$5,161	$6,829	$9,683

Foreign currency translation adjustment	251	5	281	10
Unrealized loss on investments	—	(6)	(1)	(12)
Other comprehensive loss, net of tax	251	(1)	280	(2)

Comprehensive income	$3,425	$5,160	$7,109	$9,681

Note 7                    Disclosure of Segment Information

For fiscal year 2007, the Company has the following six reportable segments:

•                  Health Delivery Services - the delivery of consulting and systems integration services to health delivery and government clients;

•                  Health Delivery Outsourcing - the delivery of outsourcing services to health delivery clients;

•                  Life Sciences - the sale of enterprise content management software and the delivery of related consulting and systems integration services to pharmaceutical and other life sciences clients;

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

The following segment information is for the three months and six months ended June 29, 2007 and June 30, 2006 (in thousands):

For the three months ended June 29, 2007:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plans	Software Services	Software Products	Other	Totals

Revenues before reimbursements	$15,159	$28,336	$9,582	$7,714	$5,978	$491	$—	$67,260
Reimbursements	2,354	159	101	743	109	4	—	3,470
Total revenues	17,513	28,495	9,683	8,457	6,087	495	—	70,730
Cost of services before reimbursable expenses	9,611	24,633	3,904	5,571	4,466	768	369	49,322
Reimbursable expenses	2,354	159	101	743	109	4	—	3,470
Total cost of services	11,965	24,792	4,005	6,314	4,575	772	369	52,792
Gross profit	5,548	3,703	5,678	2,143	1,512	(277)	(369)	17,938
Selling expenses	1,561	191	1,199	656	556	182	(71)	4,274
General & administrative expenses	2,112	2,008	3,965	1,159	572	298	221	10,335

Income (loss) from operations	$1,875	$1,504	$514	$328	$384	$(757)	$(519)	$3,329

For the three months ended June 30, 2006:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plan	Software Services	Software Products	Other	Totals

Revenues before reimbursements	$15,020	$26,780	$8,339	$7,410	$6,782	$787	$408	$65,526
Reimbursements	2,178	32	188	938	135	18	2	3,491
Total revenues	17,198	26,812	8,527	8,348	6,917	805	410	69,017
Cost of services before reimbursable expenses	9,277	23,044	4,545	5,302	3,976	670	272	47,086
Reimbursable expenses	2,178	32	188	938	135	18	2	3,491
Total cost of services	11,455	23,076	4,733	6,240	4,111	688	274	50,577
Gross profit	5,743	3,736	3,794	2,108	2,806	117	136	18,440
Selling expenses	1,709	270	846	564	501	123	30	4,043
General & administrative expenses	2,591	1,950	2,076	1,014	764	247	632	9,274

Income (loss) from operations	$1,443	$1,516	$872	$530	$1,541	$(253)	$(526)	$5,123

For the six months ended June 29, 2007:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plans	Software Services	Software Products	Other	Totals

Revenues before reimbursements	$29,765	$56,624	$18,272	$16,015	$12,523	$976	$—	$134,175
Reimbursements	4,595	229	221	1,558	236	5	—	6,844
Total revenues	34,360	56,853	18,493	17,573	12,759	981	—	141,019
Cost of services before reimbursable expenses	19,133	49,771	7,655	11,545	9,211	1,372	232	98,919
Reimbursable expenses	4,595	229	221	1,558	236	5	—	6,844
Total cost of services	23,728	50,000	7,876	13,103	9,447	1,377	232	105,763
Gross profit	10,632	6,853	10,617	4,470	3,312	(396)	(232)	35,256
Selling expenses	3,141	547	2,064	1,221	1,128	363	(168)	8,296
General & administrative expenses	4,081	3,992	5,973	2,177	1,513	511	1,267	19,514

Income (loss) from operations	$3,410	$2,314	$2,580	$1,072	$671	$(1,270)	$(1,331)	$7,446

For the six months ended June 30, 2006:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plan	Software Services	Software Products	Other	Totals

Revenues before reimbursements	$31,554	$54,213	$16,086	$14,233	$13,341	$1,745	$1,040	$132,212
Reimbursements	4,642	69	399	1,854	265	31	10	7,270
Total revenues	36,196	54,282	16,485	16,087	13,606	1,776	1,050	139,482
Cost of services before reimbursable expenses	19,423	47,090	9,290	9,853	8,045	1,482	496	95,679
Reimbursable expenses	4,642	69	399	1,854	265	31	10	7,270
Total cost of services	24,065	47,159	9,689	11,707	8,310	1,513	506	102,949
Gross profit	12,131	7,123	6,796	4,380	5,296	263	544	36,533
Selling expenses	3,929	432	1,729	1,037	975	241	79	8,422
General & administrative expenses	5,011	3,833	4,237	2,117	1,558	505	1,188	18,449

Income (loss) from operations	$3,191	$2,858	$830	$1,226	$2,763	$(483)	$(723)	$9,662

The “other” column includes reclassifications related to the charging out of the shared service centers described above, with the net loss in that column primarily consisting of under absorption of shared service centers or support costs into the segments.

Note 8                    Income Taxes

The Company recorded a $1.1 million and $2.4 million tax provision for the three and six months ended June 29, 2007 versus a $389,000 and $729,000 tax provision for the three and six months ended June 30, 2006.

The 7% tax provision for the six months ended June 30, 2006 was only for current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the net operating loss carryforwards offset most of the federal and certain state tax liabilities.  Since these carryforwards have a full valuation allowance applied against them, their use reduces the income tax rate.

The estimated tax rate in fiscal year 2007 of 26% has increased significantly from the rate experienced in fiscal year 2006 as the Company exhausts its remaining loss carryforwards.  During 2007, when the Company’s loss carryforwards are covering only a part of the expected pretax income, the estimated full year tax rate may be more volatile than typical as changes in the estimated level of pretax income will significantly impact the tax rate.

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

The Company recognizes interest related to uncertain tax positions as part of interest expense, and penalties as a component of income tax expense.  As of the first day of fiscal year 2007, the Company had accrued interest and penalty of approximately $500,000 associated with its uncertain tax positions.  During the three and six months ended June 29, 2007, the Company recorded an additional $51,000 and $101,000 of interest for uncertain tax positions within interest expense.

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

Note 9                    Health Plans Outsourcing Contract

In April 2006, the Company began a $12 million outsourcing contract in the Health Plans segment.  This contract requires the Company to complete a system implementation prior to beginning the operations phase of the contract.  Since the fair value of the operations phase is difficult to objectively verify in order to separately account for it under EITF 00-21, the Company is accounting for the arrangement as a single outsourcing service arrangement.  The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations.  As a result, the Company expects to receive approximately $7 million of cash which is being accounted for as a customer advance prior to earning revenue on the contract, and the Company’s deferred costs on the balance sheet are increasing accordingly.  Management estimates that the implementation will be completed in May 2008.  As of June 29, 2007, the Company had deferred $5.3 million of costs and $3.4 million of customer advances under this contract.

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

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client.  In our consulting and systems integration (“CSI”) businesses, we often bill our services on an hourly basis, by multiplying the amount of time expended on each assignment by the project hourly rate for the staff members assigned to the engagement.  Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions.  Revenues are generally recognized based on the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service.  Additionally, we have been licensing a gradually increasing amount of our software products, generally in conjunction with the customization and implementation of such software products.  Revenues from our software licensing and maintenance were approximately 4.5% and 4.3% of our net revenues during the first six months of 2007 and 2006, respectively.  We expect our software licensing and related implementation revenues to continue to grow incrementally in the near future.

Provisions are made for estimated uncollectible amounts based on our historical experience.  We may obtain payment in advance of providing services.  These advances are recorded as customer advances and reflected as a liability on our balance sheet until services are provided.  Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.

Out-of-pocket expenses billed and reimbursed by clients are included in total revenues, and then deducted to determine revenues before reimbursements (“net revenues”).  For purposes of analysis, all percentages of revenues in this discussion are stated as a percentage of net revenues, since we believe that this is the more relevant measure of our business.

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

Our most significant expenses are our human resource and related salary and benefit expenses.  As of June 29, 2007, approximately 1,562 of our 2,652 employees are billable consultants and software developers.  Another 742 employees are part of our outsourcing business.  The salaries and benefits of such billable staff and outsourcing related employees are recognized in our cost of services.  Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses.  Approximately 13.1% of our workforce, or 348 employees, are classified as non-billable.  Our cost of services as a percentage of net revenues is directly related to several factors, including, but not limited to:

•                  Our staff utilization, which is the ratio of total billable hours to available work hours in a given period;

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

Results of Operations for the Three Months Ended June 29, 2007 and June 30, 2006

Revenues.  Our net revenues were $67.3 million for the quarter ended June 29, 2007, an increase of 2.6% from $65.5 million for the quarter ended June 30, 2006.  Our total revenues were $70.7 million for the quarter ended June 29, 2007, an increase of 2.5% from $69.0 million for the quarter ended June 30, 2006.  The increase in revenues was primarily due to increases in Health Delivery Outsourcing and Life Sciences offset by a decrease in Software Services.  Health Delivery Outsourcing revenues grew by $1.6 million, or 5.8%, compared to the quarter ended June 30, 2006, while Life Sciences revenue grew by $1.2 million, or 14.9%.  The increase in Health Delivery Outsourcing revenues was due to slightly higher revenues at several of our larger existing clients, while Life Sciences revenues increased due to more extensive implementation work being performed for our FirstDoc® software clients.  Software Services revenues decreased by $804,000, or 11.9%, as several of our larger clients have been acquired by other entities or reduced their scope of operations utilizing our services over the past year.

One of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), expired on March 31, 2007, and UPHS informed us in April 2007 that the contract would not be renewed.  Under the terms of the contract, the engagement automatically converted to a six-month period of post-expiration transition services.  We have been working with UPHS on a transition plan.  The expiring contract accounted for $26.7 million of our revenues in fiscal year 2006 and $8.3 million of our revenues in the second quarter of 2007, of which $5.3 million and $1.1 million, respectively, were zero-margin, pass-through revenue to a major infrastructure subcontractor.  The impact of the expiration of that contract on our revenues is uncertain at this time, and is dependent upon the future level of continuing services, if any, that UPHS decides to purchase from us.  In any event, we expect lower revenues in our Health Delivery Outsourcing business unit starting in the fourth quarter of 2007, as many of the services we are performing on an outsourced basis transition back to the client.

Revenues in our other business units are not expected to change significantly from current levels in the near future, with some modest growth expected in Life Sciences and Health Plans.  Growth in Health Delivery Services and in Health Delivery Outsourcing (exclusive of the UPHS contract) is highly dependent on capturing market share through our restructured sales model and acceptance by the health delivery market of our global delivery model and clinical advisory services.  We also expect to continue to experience weakness in Software Services revenues similar to what we have experienced so far in this fiscal year.  The market for our services in this business segment is extremely competitive and we are seeking new clients and new markets (i.e., direct selling for our offshore centers into other countries) to attempt to replace lost revenues.

Cost of Services.  Cost of services before reimbursable expenses was $49.3 million for the quarter ended June 29, 2007, an increase of 4.7% from $47.1 million for the quarter ended June 30, 2006.  The increase was primarily due to a $1.6 million increase in costs in the Health Delivery Outsourcing segment directly related to the respective increase in revenues in that segment, and a $490,000 increase in Software Services, where labor costs increased due to the loss of higher margin projects and their replacement with lower margin projects which require more resources to achieve the same revenues. “Other” cost of services grew due to lower absorption of shared service center costs.  This was due in part to approximately $500,000 of unusual costs during the quarter in our India offshore development center including costs related to a delay in obtaining a subtenant for a vacated facility, and costs for software purchases.  Additionally, due to currency appreciation of over 10% of the Indian rupee versus the United States dollar, costs incurred in India have increased this year when translated to dollars.  If this appreciation trend continues, the cost and competitiveness of our Indian offshore development center could be negatively affected.

Gross Profit.  Gross profit was $17.9 million, or 26.7% of net revenues, for the quarter ended June 29, 2007, a decrease of 2.7% from $18.4 million, or 28.1% of net revenues, for the quarter ended June 30, 2006.  This decrease was primarily due to $1.3 million of reduced gross profit in the Software Services segment due to the lower level of revenues and lower margins on the remaining projects, the increased costs in our Indian offshore development center, and slightly lower levels of gross profit in several other business units.  These decreases were in large part offset by $1.9 million of higher gross profit in Life Sciences due to higher revenues and higher project margins.

We expect to see lower gross profit in Health Delivery Outsourcing in the fourth quarter of this year when the UPHS services transition back to the client, as described above.  Operating margin (including project work) for this client has been approximately 10% of revenues for the first and second quarters of 2007.

Selling Expenses.  Selling expenses were $4.3 million for the quarter ended June 29, 2007, an increase of 5.7% from $4.0 million for the quarter ended June 30, 2006.  This increase was primarily due to higher market research and strategy consulting costs.  Also, we have now increased our sales staff costs back to the level of one year ago, as we seek to increase our revenues, which have not grown overall recently.  Selling expenses as a percentage of net revenues increased slightly to 6.4% for the quarter ended June 29, 2007 from 6.2% for the quarter ended June 30, 2006.

General and Administrative Expenses.  General and administrative expenses were $10.3 million for the quarter ended June 29, 2007, compared to $9.3 million for the quarter ended June 30, 2006.  This is primarily due to a $1.6 million charge for acquired in-process research and development expense related to the Zorch acquisition (See Note 4 of Notes to Consolidated Financial Statements).  Excluding this item, general and administration expenses would have decreased 5.6% to $8.8 million for the quarter ended June 29, 2007 from $9.3 million for the quarter ended June 30, 2006.  This decrease is primarily due to a $350,000 reversal of bad debt expense during the quarter ended June 29, 2007 resulting from the collection of a single previously reserved client account in the Software Services segment.  General and administrative expenses as a percentage of net revenues were 15.4% of revenues for the quarter ended June 30, 2007, but would have decreased to 13.0% for the quarter ended June 29, 2007 from 14.2% for the quarter ended June 30, 2006, exclusive of the acquired in-process research and development charge from the Zorch acquisition.

Interest Income, Net.  Interest income, net of interest expense, was $946,000 for the quarter ended June 29, 2007, an increase of 122.6% from $425,000 for the quarter ended June 30, 2006, primarily due to higher interest rates earned on higher cash and investments balances.  Interest income, net of interest expense, as a percentage of net revenues increased to 1.4% for the quarter ended June 29, 2007 from 0.6% for the quarter ended June 30, 2006.

Other Income (Expense), Net.  Other income (expense) was negligible for the quarters ended June 29, 2007 and June 30, 2006.

Income Taxes.  We recorded a $1.1 million tax provision for the quarter ended June 29, 2007, compared to a $389,000 tax provision for the quarter ended June 30, 2006.  The 7% tax provision for the quarter ended June 30, 2006 was only for current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as our net operating loss carryforwards, which were fully reserved, offset most of the federal and certain state tax liabilities.

Our estimated tax rate in fiscal year 2007 of 26% has increased significantly from the rate experienced in fiscal year 2006 as we expect to exhaust this year our remaining loss carryforwards.  We expect that our tax provision in 2008 and thereafter will return to levels consistent with statutory federal and state tax rates.  During this 2007 transition, when our loss carryforwards are covering only a part of our expected pretax income, our estimated full year tax rate may be more volatile than typical, as changes in our estimated level of pretax income will significantly impact the tax rate.

Results of Operations for the Six Months Ended June 29, 2007 and June 30, 2006

Revenues.  Our net revenues were $134.2 million for the six months ended June 29, 2007, an increase of 1.5% from $132.2 million for the six months ended June 30, 2006.  Our total revenues were $141.0 million for the six months ended June 29, 2007, an increase of 1.1% from $139.5 million for the six months ended June 30, 2006.  The increases in net revenues were in Health Delivery Outsourcing, Life Services, and Health Plans, offset by decreases in Health Delivery Services and Software Services.  Health Delivery Outsourcing revenues grew by $2.4 million, or 4.4% compared to the six months ended June 30, 2006, due to slightly higher revenues at existing accounts.  Life Sciences net revenues increased by $2.2 million, or 13.6% due to more extensive implementation work being performed for our FirstDoc® software clients.  Health Plans revenues increased by $1.8 million, or 12.5%, due to increased market acceptance of our global delivery model by mid-size and large health plans.

The net revenues in the Health Delivery Services segment decreased $1.8 million, or 5.7%, due to lower revenues from our consulting and implementation services in the first quarter of this year compared to the first quarter of the prior year; however, such revenues did increase slightly during the second quarter of this year.  Software Services revenues decreased by $818,000, or 6.1%, as several of our larger clients have been acquired by other entities or reduced their scope of operations utilizing our services over the past year.

Cost of Services.  Cost of services before reimbursable expenses was $98.9 million for the six months ended June 29, 2007, an increase of 3.4% from $95.7 million for the six months ended June 30, 2006.  The increase was primarily due to a $2.7 million increase in costs in the Health Delivery Outsourcing segment and a $1.7 million increase in costs in the Health Plans segment, both directly related to the respective increases in revenues in those segments described above.  Additionally, Software Services cost of services increased by $1.2 million, because labor costs increased due to the loss of higher margin projects and their replacement with lower margin projects which require more resources to achieve the same revenues.  These increases are partially offset by a $1.6 million decrease in Life Sciences labor and other costs due to improved efficiency in performing Life Sciences implementation projects.

Gross Profit.  Gross profit was $35.3 million, or 26.3% of net revenues, for the six months ended June 29, 2007, a decrease of 3.5% from $36.5 million, or 27.6% of net revenues, for the six months ended June 30, 2006.  This decrease was primarily due to a $2.0 million decrease in gross profit related to the revenue decline and cost of services increase in the Software Services segment, both described above, a $1.5 million decrease in gross profit related to the revenue decline in Health Delivery Services described above, and $500,000 of unusual costs in our India offshore development center during the second quarter of 2007 including costs related to a delay in obtaining a subtenant for a vacated facility, and costs for software purchases, all largely offset by a $3.8 million increase in gross profit in Life Sciences due to the increased revenues and decreased costs described above.

Selling Expenses.  Selling expenses were $8.3 million for the six months ended June 29, 2007, a slight decrease of 1.5% from $8.4 million for the six months ended June 30, 2006.  Selling expenses as a percentage of net revenues also decreased to 6.2% for the six months ended June 29, 2007 from 6.4% for the six months ended June 30, 2006.

General and Administrative Expenses.  General and administrative expenses were $19.5 million compared to $18.4 million for the six months ended June 30, 2006.  This is primarily due to a $1.6 million charge in the second quarter for acquired in-process research and development expense related to the Zorch acquisition (See Note 4 of Notes to Consolidated Financial Statements).  Excluding this item, general and administration expenses would have decreased 2.8% to $17.9 million for the six months ended June 29, 2007 from $18.4 million for the six months ended June 30, 2006, due to lower bad debt costs.  General and administrative expenses as a percentage of net revenues were 14.5% of revenues for the six months ended June 29, 2007, but would have decreased to 13.4% for the six months ended June 29, 2007 from 14.0% for the six months ended June 30, 2006, exclusive of the in-process research and development charge from the Zorch acquisition.

Interest Income, Net.  Interest income, net of interest expense, was $1.8 million for the six months ended June 29, 2007, an increase of 135.1% from $763,000 for the six months ended June 30, 2006, due to higher interest rates earned on higher cash and investments balances.  Interest income, net of interest expense, as a percentage of net revenues increased to 1.3% for the six months ended June 29, 2007 from 0.6% for the six months ended June 30, 2006.

Other Expense, Net.  Other expense was negligible for the six months ended June 29, 2007 and June 30, 2006.

Income Taxes.  We recorded a $2.4 million tax provision for the six months ended June 29, 2007, compared to a $729,000 tax provision for the six months ended June 30, 2006.  The 7% tax provision for the six months ended June 30, 2006 was only for current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as our net operating loss carryforwards, which were fully reserved, offset most of the federal and certain state tax liabilities.

Our estimated tax rate in fiscal year 2007 of 26% has increased significantly from the rate experienced in fiscal year 2006 as we expect to exhaust this year our remaining loss carryforwards.  We expect that our tax provision in 2008 and thereafter will return to levels consistent with statutory federal and state tax rates.  During this 2007 transition, when our loss carryforwards are covering only a part of our expected pretax income, our estimated full year tax rate may be more volatile than typical, as changes in our estimated level of pretax income will significantly impact the tax rate.

Liquidity and Capital Resources

At June 29, 2007, we had cash and investments available for sale of $79.5 million compared to $63.5 million at December 29, 2006.  During the six months ended June 29, 2007, we generated cash flow from operations of $15.6 million which primarily consisted of $6.8 million of net income.  Additionally, our cash flow benefited from $3.6 million of stock option exercises, and from increases in certain current liabilities.

Our days sales outstanding (DSO) of accounts receivable (including unbilled receivables and customer advances) decreased to 27 days for the second quarter of 2007 from 28 days for the fourth quarter of 2006.  We expect our DSO to increase in the fourth quarter of this year when the UPHS contract winds down (see Results of Operations – Revenues), since that contract comprises over 10% of revenues, but very little accounts receivable.  We do not currently anticipate any other significant changes in DSO.  We also do not currently expect any significant cash flow changes related to the other elements of the working capital cycle such as accounts payable and accrued liabilities; however, we are susceptible to ongoing routine fluctuations in these areas.

We used $1.4 million of cash during the six months ended June 29, 2007 to purchase property and equipment, primarily information technology and related equipment, while incurring approximately $3.1 million of depreciation and amortization.

We used $2.0 million of cash in June 2007 for the purchase of Zorch (see Note 4 of Notes to Consolidated Financial Statements).  Additionally, up to $2.0 million of additional payments may become payable to the previous shareholders of Zorch over the next year based on the achievement of certain revenue targets related to the acquired business, and additional amounts may become payable in future years if operating income from the acquired business exceeds 14% of revenues during an earnout period that commences in the second half of 2008 and ends in the first quarter of 2011.

Our cash flow in fiscal year 2007 is highly dependent on our ability to continue to be profitable.  Generally, we expect any net profitability in fiscal year 2007 to contribute positively to cash flow.  Approximately $12 million of pretax income from the beginning of fiscal year 2007 is shielded by tax loss carryforwards and for the most part will not require a tax provision in the income statement.  We expect that both our effective tax rate and cash tax payment in fiscal year 2007 will increase significantly from the 7.5% of pretax income level experienced in fiscal year 2006 as we exhaust these carryforwards, and that our long-term tax provision will return to levels consistent with full federal and state tax rates.

As of June 29, 2007, the following table summarizes our contractual commitments (in thousands):

	Payments Due by Period
Contractual Obligation	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
Operating leases, net of subleases	$3,550	$3,922	$2,606	$2	$10,080
Purchase obligations	329	165	—	—	494
Total	$3,879	$4,087	$2,606	$2	$10,574

Additionally, as of June 29, 2007, we had $1.9 million of current liabilities in the consolidated balance sheet for unrecognized tax positions.  However, the periods of cash settlement with the respective tax authorities cannot be reasonably estimated.

Management believes that our existing cash and cash equivalents, together with funds generated from operations, will be sufficient to meet operating requirements for at least the next twelve months.  Our cash and cash equivalents are available for capital expenditures (which are projected at approximately $5 million for 2007), upfront setup costs and deferred fees on new contracts, strategic investments, mergers and acquisitions (including the additional payments related to the Zorch acquisition), and other potential large-scale cash needs that may arise.  In addition, we may consider incurring indebtedness or issuing debt or equity securities in the future to fund potential acquisitions or investments, or for general corporate purposes.

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

Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion.  If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected.  Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known.  At June 29, 2007, we did not identify any contracts that required an accrual for losses.  Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals.  Revenues from incentive type arrangements are recognized when it is probable they will be earned.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue.  Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue.  At June 29, 2007 and December 29, 2006, we had deferred $8.5 million and $5.6 million, respectively, of unamortized costs which are included in non-current assets.

In April 2006, we began a $12 million outsourcing contract in the Health Plans segment.  This contract requires us to complete a system implementation prior to beginning the operations phase of the contract.  Since the fair value of the operations phase is difficult to objectively verify in order to separately account for it under EITF 00-21, we are accounting for the arrangement as a single outsourcing service arrangement.  The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations.  As a result, we expect to receive approximately $7 million of cash which is being accounted for as a customer advance prior to earning revenue on the contract, and our deferred costs on the balance sheet are increasing accordingly.  We estimate that the implementation will be completed in May 2008.  As of June 29, 2007, we had deferred $5.3 million of costs and $3.4 million of customer advances under this contract.

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

Software license and maintenance revenues comprised 4.5% of our net revenues for the six months ended June 29, 2007.  Additionally, we realized additional revenues from the implementation of our software.  We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance.  Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

At June 29, 2007 and December 29, 2006, we had unbilled receivables of $15.8 million and $12.3 million, respectively, which represent revenues recognized for services performed that were not billed at the balance sheet date.  The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements.  Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology.  As of June 29, 2007, we had unbillable amounts of approximately $3.3 million, which were generally expected to be billed within one year.

We had long-term accounts receivable at June 29, 2007 and December 29, 2006 of $2.3 million and $2.4 million.  Of the long-term account receivable of $2.3 million at June 29, 2007, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract.  In January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009.  Both deferrals were in accordance with the terms of the contract executed with this client in July 2005.  Imputed interest income at a rate of 7.0% of $79,000 was accrued during the first six months of 2007 on this receivable.  Unamortized discount of $438,000 remained at June 29, 2007.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. This allowance is based on the amount and aging of our accounts receivable, creditworthiness of our clients, historical collection experience, current economic trends, and changes in client payment patterns.  If the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.  Our bad debt losses have generally been moderate due to the size and quality of our customers; however, we have recently incurred some bad debt losses in our growing Software Services segment due to the lower credit quality of our clients in that segment.  Should one of our larger clients unexpectedly become unable to pay us, our allowance would have to increase significantly.  Our allowance for doubtful accounts at June 29, 2007 and December 29, 2006 included specific reserves of approximately $599,000 and $899,000, respectively for identified customer balances that are uncertain of collection, primarily two accounts in our Software Services segment, and a general reserve of approximately $750,000 for unknown losses.

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

During fiscal year 2003, we generated additional deferred tax assets for net operating loss carryforwards which were created by our pretax losses, combined with the fact that we were outside the period allowable to carry back losses, and recorded a valuation allowance of $5.8 million in the fourth quarter of that year.  During the fourth quarter of fiscal year 2004, we re-evaluated our requirement for a valuation allowance after having completed a full year in which we recorded taxable income in each six months, and reversed $3.0 million of the valuation allowance taken in fiscal year 2003.

During the first six months of 2005, we incurred a pretax loss from continuing operations of $2.3 million.  Based on such performance, we increased our deferred tax asset valuation allowance during the second six months of 2005 by $6.0 million.  Additionally, in the fourth quarter of 2005, after having incurred losses in each six months of the fiscal year, we increased our valuation allowance by another $8.2 million such that we now have a full valuation allowance against all of our tax assets.

This valuation allowance does not, in any way, limit our ability to use our deferred tax assets, primarily loss carryforwards, to offset taxable income in the future.  We were not subject to federal taxation, other than the Alternative Minimum Tax, during 2006, due to the use of net operating loss carryforwards.  Approximately $12 million of pretax income from the beginning of fiscal year 2007 will also be shielded by loss carryforwards and not require a significant tax provision in the income statement.  Additionally, if at some point in the future, the realization of any of our other deferred tax assets is considered more likely than not based on successive years of generating taxable income and other factors, we will reverse all or a portion of any existing valuation allowance at that time.  As we have now experienced six consecutive quarters of profitability, we may soon consider releasing some of our valuation allowance of approximately $12 million.  Our valuation allowance for deferred income taxes has been a particularly volatile estimate over the past several years, as our level of income and loss has fluctuated, requiring us to reassess the likelihood of realization of our tax assets.

Our estimated tax rate in fiscal year 2007 of 26% has increased significantly from the rate experienced in fiscal year 2006 as we expect to exhaust this year our remaining loss carryforwards.  We expect that our tax provision in 2008 and thereafter will return to levels consistent with statutory federal and state tax rates.  During this 2007 transition, when our loss carryforwards are covering only a part of our expected pretax income, our estimated full year tax rate may be more volatile than typical, as changes in our estimated level of pretax income will significantly impact the tax rate.

Goodwill and Intangible Assets

Under SFAS 142, we complete an annual impairment testing which is performed during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations.  The impairment test requires us to forecast our future cash flows, which involves significant judgment.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  We performed an impairment test on each of our components of goodwill as of the fourth quarter of fiscal year 2006 and determined that none of our goodwill was impaired.  As of June 29, 2007, we have $18.0 million of goodwill and $324,000 of amortizable intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements included in this report).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash and cash equivalents, short-term and long-term investments, accounts receivable, unbilled receivables, and accounts payable.  Only the cash and cash equivalents, and short-term and long-term investments which totaled $79.5 million at June 29, 2007 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $795,000.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

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

As previously disclosed in Item 9A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of that year because we did not maintain effective controls over the determination and reporting of our provision for income taxes, and we had a “material weakness” in internal controls as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board.  In August 2006, we hired a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes.”   The new tax director has improved the process and review controls over the calculation of our tax provision since her arrival.  Because the tax provision is an annual calculation, and the new process and review controls were implemented during the course of fiscal year 2006, there has been insufficient time to validate that such controls and procedures are operating at a level to have remediated the previous material weakness, and that it therefore still existed as of December 29, 2006 and June 29, 2007.

Other than as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal six months that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on June 7, 2007.  The stockholders approved the re-election of Douglas Bergeron, Larry Ferguson and Robert Funari to serve as directors by the votes indicated below.  With the approval of the amendment to our Certificate of Incorporation to provide for the annual election of directors, each of Messrs. Bergeron, Ferguson and Funari will serve as directors until the 2008 Annual Meeting of Stockholders, or until their successors are duly elected and qualified.

Nominee	Votes in Favor	Votes Against	Abstentions
Douglas G. Bergeron	24,361,369	562,983	0
Larry F. Ferguson	24,709,126	215,226	0
Robert G. Funari	24,404,713	519,639	0

As indicated above, the stockholders also approved an amendment to our Certificate of Incorporation to provide for annual election of directors.  The proposal was approved with 24,709,013 votes cast in favor, 109,353 votes cast against and 105,985 votes abstaining from the proposal.

The stockholders also approved the FCG 2007 Equity Incentive Plan.   The plan was approved with 17,682,605 votes cast in favor, 2,570,906 votes cast against and 1,167,980 votes abstaining from the proposal.

Lastly, the stockholders ratified our selection of Grant Thornton LLP as our independent auditors for the year ending December 28, 2007, with 24,686,573 votes cast in favor, 99,742 votes cast against and 138,035 votes abstaining from the proposal.

Item 5.  Other Information

None.

Item 6.  Exhibits

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.1.1	Certificate of Amendment to Certificate of Incorporation of the Company effective June 12, 2007
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
3.3.1	Amendment to the Bylaws of the Company effective June 12, 2007
4.1 (4)	Specimen Common Stock Certificate
10.26	First Consulting Group, Inc. 2007 Equity Incentive Plan
11.1 (5)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

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

FIRST CONSULTING GROUP, INC.

Date: August 8, 2007	/s/LARRY R. FERGUSON
Larry R. Ferguson
Chief Executive Officer

Date: August 8, 2007	/s/THOMAS A WATFORD
Thomas A. Watford
Chief Operating Officer and Chief
Financial Officer

Exhibit Index

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.1.1	Certificate of Amendment to Certificate of Incorporation of the Company effective June 12, 2007
3.2 (2)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (3)	Bylaws of the Company
3.3.1	Amendment to the Bylaws of the Company effective June 12, 2007
4.1 (4)	Specimen Common Stock Certificate
10.26	First Consulting Group, Inc. 2007 Equity Incentive Plan
11.1 (5)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

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