Form 10-Q
period 2007-09-28
FIRST CONSULTING GROUP INC
filed 2007-11-07
CIK 1049758

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value	27,149,761
(Class)	(Outstanding at October 26, 2007)

First Consulting Group, Inc.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 28,	December 29,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$85,932	$58,493
Short-term investments	10,000	5,004
Accounts receivable, less allowance of $1,285 and $1,648 as of September 28, 2007 and December 29, 2006, respectively	17,362	20,485
Unbilled receivables	17,807	12,124
Prepaid expenses and other current assets	4,289	3,957
Current assets of discontinued operations	1,871	216
Total current assets	137,261	100,279

Property and equipment:
Furniture, equipment, and leasehold improvements	7,617	6,905
Information systems equipment and software	28,329	29,608
	35,946	36,513
Less accumulated depreciation and amortization	26,965	25,516
	8,981	10,997

Other assets:
Executive benefit trust	11,961	11,079
Long-term accounts receivable, net	2,339	2,413
Long-term investments	2,758	325
Deferred contract costs	8,733	5,255
Deferred income taxes	6,316	—
Goodwill, net	18,042	17,820
Intangibles, net	170	456
Other	1,705	2,437
Non-current assets of discontinued operations	—	432
	52,024	40,217
Total assets	$198,266	$151,493

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Balance Sheets (Continued)

(in thousands, except share and per share data)

(unaudited)

	September 28,	December 29,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,583	$2,381
Accrued liabilities	3,097	2,377
Accrued payroll and payroll taxes	3,974	2,694
Accrued vacation	6,237	5,879
Accrued employee benefits	3,038	2,108
Accrued incentive compensation	3,272	937
Customer advances	11,025	10,086
Taxes payable	12,143	1,630
Current liabilities of discontinued operations	251	1,866
Total current liabilities	45,620	29,958
Non-current liabilities:
Supplemental executive retirement plan	8,601	10,193

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 9,500,000 shares authorized, no shares issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $.001 par value; 500,000 shares authorized, no shares issued and outstanding	—	—
Common Stock, $.001 par value; 50,000,000 shares authorized, 27,149,109 shares issued and outstanding at September 28, 2007 and 26,253,061 shares issued and outstanding at December 29, 2006	27	26
Additional paid-in capital	107,887	102,739
Retained earnings	35,360	8,302
Accumulated other comprehensive income	771	275
Total stockholders’ equity	144,045	111,342
Total liabilities and stockholders’ equity	$198,266	$151,493

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenues before reimbursements	$66,820	$64,766	$200,019	$195,233
Reimbursements	3,817	3,318	10,656	10,557
Total revenues	70,637	68,084	210,675	205,790

Cost of services before reimbursable expenses	47,778	46,406	145,325	140,603
Reimbursable expenses	3,817	3,318	10,656	10,557
Total cost of services	51,595	49,724	155,981	151,160

Gross profit	19,042	18,360	54,694	54,630

Selling expenses	3,813	3,938	11,746	12,119
General and administrative expenses	10,232	8,775	29,453	26,862
Income from operations	4,997	5,647	13,495	15,649
Other income (expense):
Interest income, net	976	646	2,770	1,409
Other income (expense), net	22	(38)	11	(51)
Income from continuing operations before income tax provision (benefit)	5,995	6,255	16,276	17,007
Income tax provision (benefit)	(4,562)	454	(1,759)	1,188
Income from continuing operations	10,557	5,801	18,035	15,819
Income (loss) on discontinued operations, net of tax	10,024	288	9,375	(47)
Net income	$20,581	$6,089	$27,410	$15,772

Basic net income per share:
Income from continuing operations	$0.39	$0.23	$0.67	$0.63
Income on discontinued operations, net of tax	0.37	0.01	0.35	—
Net income per share	$0.76	$0.24	$1.02	$0.63

Diluted net income per share:
Income from continuing operations	$0.38	$0.22	$0.66	$0.62
Income on discontinued operations, net of tax	0.37	0.01	0.34	—
Net income per share	$0.75	$0.23	$1.00	$0.62

Weighted average shares used in computing:
Basic net income per share	27,108	25,472	26,848	25,074
Diluted net income per share	27,495	26,229	27,461	25,643

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net income	$27,410	$15,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,488	5,330
Intangible amortization	466	579
Provision for bad debts	(363)	(99)
Benefit for deferred income taxes	(6,316)	—
Loss on sale/disposal of assets	250	473
Stock-based compensation	1,003	629
In-process research and development expenses acquired	1,580	—
(Gain) loss on operations of discontinued operations, net of tax	(9,375)	47
Change in assets and liabilities:
Accounts receivable	3,486	3,111
Unbilled receivables	(5,683)	(2,869)
Prepaid expenses and other current assets	(318)	60
Long-term accounts receivable	74	(710)
Deferred contract costs	(3,478)	(1,102)
Other assets	610	(397)
Accounts payable	202	317
Accrued liabilities	720	(1,951)
Accrued payroll and payroll taxes	1,280	(564)
Accrued vacation	358	(999)
Accrued employee benefits	930	158
Accrued incentive compensation	2,335	761
Customer advances	939	178
Accrued restructuring costs	—	(2,545)
Taxes payable	4,410	657
Supplemental executive retirement plan	(2,474)	(740)
Other	(128)	(97)
Net cash provided by operating activities of continuing operations	22,406	15,999
Net cash provided by (used in) operating activities of discontinued operations	(1,418)	1,717
Net cash provided by operating activities	20,988	17,716
Cash flows from investing activities:
Purchase of investments, net	(7,429)	(3,009)
Purchase of property and equipment	(2,519)	(4,358)
Acquisition of business, net of cash	(2,061)	—
Net cash used in investing activities of continuing operations	(12,009)	(7,367)
Net cash provided by investing activities of discontinued operations	13,762	—
Net cash provided by (used in) investing activities	1,753	(7,367)
Cash flows from financing activities:
Proceeds from issuance of capital stock, net	4,166	5,465
Collections of loan receivable	102	61
Net cash provided by financing activities	4,268	5,526
Effect of exchange rate changes on cash and cash equivalents	430	215
Net change in cash and cash equivalents	27,439	16,090
Cash and cash equivalents at beginning of period	58,493	35,106
Cash and cash equivalents at end of period	$85,932	$51,196

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$2	$5
Cash paid during the period for income taxes, net of refunds	$220	$530

The accompanying notes are an integral part of these consolidated financial statements.

First Consulting Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 28, 2007

Note 1                                                             Accounting Policies

Basis of Presentation

The accompanying consolidated balance sheet of First Consulting Group, Inc. and subsidiaries (the “Company” or “FCG”) at September 28, 2007 and consolidated statements of operations and consolidated statements of cash flows for the three-month and nine-month periods ended September 28, 2007 and September 29, 2006 are unaudited. These interim financial statements reflect all adjustments, consisting of only normal recurring adjustments, which, in the opinion of management, are necessary to fairly present the financial position of the Company at September 28, 2007 and the results of operations for the three-month and nine-month periods ended September 28, 2007 and September 29, 2006. The results of operations and cash flows for the three-month and nine-month period ended September 28, 2007 are not necessarily indicative of the results to be expected for the year ending December 28, 2007. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements for the year ended December 29, 2006 included in the Company’s Annual Report on Form 10-K.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company operates on a fiscal year consisting of a 52 or 53 week period ending on the last Friday in December.

Stock-Based Compensation

Restricted Stock

A summary of restricted stock activity for the nine months ended September 28, 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 29, 2006	130,000	$8.49
Grants	290,800	12.87
Cancelled	(109,900)	11.30
Balance at September 28, 2007	310,900	11.59

During the nine months ended September 28, 2007, the Company issued 290,800 shares of restricted stock awards with a vesting period of three and four years to eight board members and 50 vice presidents, respectively. For the three months ended September 28, 2007, the Company recognized $4,000 of compensation costs related to these awards of which an expense reversal of $56,000 was a component of cost of services, an expense of $2,000 was a component of selling expense, and an expense of $58,000 was a component of general and administrative expense. For the nine months ended September 28, 2007, the Company recognized $410,000 of compensation costs related to these awards of which $140,000 was a component of cost of services, $37,000 was a component of selling expense, and

$233,000 was a component of general and administrative expense. At September 28, 2007, there was $3.1 million of total unrecognized compensation costs related to unvested stock, which is expected to be recognized over a weighted average period of 3.4 years. During the third quarter of 2007, the Company re-evaluated the estimated forfeiture rate on its 2007 awards. The impact of this adjustment was a reduction in expense of $104,000.

In August 2006, the Company issued 180,000 shares of restricted stock awards with a vesting period of five years to seven vice presidents and recognized $51,000 of compensation costs during the three and nine months ended September 29, 2006.

Accounting for Stock Options

The Company follows the provisions of SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Upon adoption of SFAS 123R, the Company changed its method of attributing the value of stock option-based compensation expense from the multiple-option (i.e., accelerated) approach to the single-option (i.e., straight-line) method. Compensation expense for share-based awards granted through December 30, 2005 continues to be subject to the accelerated multiple-option method, while compensation expense for share-based awards granted on or after December 31, 2005 is recognized using a straight-line, or single-option method. The Company recognizes these compensation costs over the service period of the award, which is generally the option vesting term of three to four years.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest. Forfeitures have been estimated based on the Company’s historical experience.

Valuation and Expense Information under SFAS 123R

Expense associated with stock option-based compensation for the three and nine months ended September 28, 2007 is $186,000 and $593,000, respectively, which had the effect of reducing operating income and net income by this amount, and reducing basic and diluted earnings per share by less than $0.01 for the three-month period and $0.02 for the nine-month period. For the three and nine months ended September 29, 2006, the stock option-based compensation was $230,000 and $578,000, respectively, which had the effect of reducing basic and diluted earnings per share by $0.01 for the three-month period and $0.02 for the nine-month period.

The following represents the cost classification of the stock option-based compensation for the three and nine months ended September 28, 2007 and September 29, 2006 (in thousands):

	Three Months Ended		Nine months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Cost of services	$19	$50	$72	$187
Selling	7	30	24	97
General and administrative	160	150	497	294
Total stock option-based compensation	$186	$230	$593	$578

Tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options are classified as financing cash flows. For the nine months ended September 28, 2007, the Company recognized $60,000 of tax benefit related to stock option-based compensation. For the nine months ended September 29, 2006, the Company did not recognize any tax benefit related to stock option-based compensation expense because the Company maintained a full valuation allowance on its deferred tax assets at the time.

The Company uses the Black-Scholes option pricing model to value its options. There were no options granted during the nine months ended September 28, 2007. The fair value of the options granted during the nine months ended September 29, 2006 calculated using the Black-Scholes pricing model was $4.30 per share. The following assumptions were used in the Black-Scholes pricing model:

	Three Months Ended	Nine months Ended
	September 29, 2006	September 29, 2006
Dividend yield	—	-
Expected volatility	—	0.46 - 0.59
Weighted average expected volatility	—	0.47
Risk-free interest rate	—	4.28% - 5.02%
Expected life	—	5 to 6 years

Expected volatilities are based on the Company’s historical volatility of its common shares over a period of time equal to the expected term of the stock option. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the stock option. The expected dividend yield is zero as the Company does not expect to pay dividends in the future.

Stock option activity for the nine months ended September 28, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2006	2,915,960	$7.73
Exercised	(717,438)	$5.81
Cancelled	(167,569)	$10.03
Outstanding at September 28, 2007	2,030,953	$8.21	5.30	$5,344,688

Exercisable at September 28, 2007	1,583,120	$8.17	4.46	$4,481,688

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.30 on September 28, 2007, which would have been received by the option holders had all option holders exercised their options on September 28, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the nine months ended September 28, 2007 and September 29, 2006 were $3.2 million and $1.9 million, respectively. As of September 28, 2007, there was $1.6 million of total unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.

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

The following represents a reconciliation of basic and diluted net income per share for the three and nine months ended September 28, 2007 and September 29, 2006 (in thousands, except per share data):

	Three Months Ended		Nine months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Income (loss) from continuing operations	$10,557	$5,801	$18,035	$15,819
Gain (loss) on discontinued operations, net of tax	10,024	288	9,375	(47)
Net income	$20,581	$6,089	$27,410	$15,772

Basic weighted average number of shares outstanding	27,108	25,472	26,848	25,074
Effect of dilutive options and contingent shares	387	757	613	569
Diluted weighted average number of shares outstanding	27,495	26,229	27,461	25,643

Basic net income per share:
Income from continuing operations	$0.39	$0.23	$0.67	$0.63
Income on discontinued operations, net of tax	0.37	0.01	0.35	—
Net income per share	$0.76	$0.24	$1.02	$0.63

Diluted net income per share:
Income from continuing operations	$0.38	$0.22	$0.66	$0.62
Income on discontinued operations, net of tax	0.37	0.01	0.34	—
Net income per share	$0.75	$0.23	$1.00	$0.62

For the three months ended September 28, 2007 and September 29, 2006, there were 856,635 and 1,288,392 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income per share. For the nine months ended September 28, 2007 and September 29, 2006, there were 809,932 and 2,003,147 anti-dilutive outstanding stock options, respectively, excluded from the calculation of diluted income per share.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006 and February 2007, respectively, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities, and SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which allows the measurement of many financial instruments and certain other items at fair value. SFAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS 159 will permit companies to use fair value measurements in certain circumstances. Both standards are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 and SFAS 159 on its consolidated financial position and results of operations.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS 109, “Accounting for Income Taxes”, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, de-recognition, classification, and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of 2007 and recorded a cumulative effect adjustment of $352,000 which was accounted for as an adjustment to the beginning balance of retained earnings. See Note 9, “Income Taxes” for additional information regarding such adoption.

Note 2                    Investments

The Company had $10.0 million in short-term investments and $2.5 million in long-term investments at September 28, 2007 and $5.0 million in short-term investments at December 29, 2006. Such investments were held primarily in corporate notes and government agency securities. Gross and net unrealized gains and losses on investments were immaterial at September 28, 2007. Additionally, the Company had $300,000 and $325,000 of non-marketable equity investments at September 28, 2007 and December 29, 2006, respectively, valued at the lower of cost or estimated fair value, which were included within long-term investments.

Note 3                    Long-Term Accounts Receivable

The Company had long-term accounts receivable at September 28, 2007 and December 29, 2006 of $2.3 million and $2.4 million. Of the long-term account receivable of $2.3 million at September 28, 2007, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract. In January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009. Both deferrals were in accordance with the terms of the contract executed with this client in July 2005. Imputed interest income at a rate of 7.0% of $119,000 was accrued during the first nine months of 2007 on this receivable. Unamortized discount of $398,000 remained at September 28, 2007.

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

The results of operations of Zorch have been included in the accompanying financial statements for the period from June 16, 2007 through September 28, 2007. Pro forma information as if Zorch had been acquired on January 1, 2006 has not been provided, since such pro forma results do not differ materially from those reported in the accompanying financial statements.

Note 5                    Goodwill and Intangible Assets

Under SFAS 142, the Company completes an annual impairment testing which is performed during the fourth quarter of each year.  The Company believes that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations. The impairment test requires the Company to forecast future cash flows, which involves significant judgment.   Accordingly, if expectations of future operating results change, or if there are changes to other assumptions, estimates of the fair value of reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on the consolidated financial statements.  The Company performed an impairment test on each of its components of goodwill as of the fourth quarter of fiscal year 2006 and determined that none of its goodwill was impaired. As of September 28, 2007, the Company had $18.0 million of goodwill and $170,000 of amortizable intangible assets recorded on its balance sheet.

The amounts of goodwill at September 28, 2007 are as follows (in thousands):

	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Software Services	Total
Balance as of December 29, 2006	$3,225	$5,193	$1,481	$7,921	$17,820
Acquired	—	—	278	—	278
Use of acquired net operating loss carryforward	—	—	—	(56)	(56)
Balance as of September 28, 2007	$3,225	$5,193	$1,759	$7,865	$18,042

As of September 28, 2007, the Company had the following acquired intangible assets (in thousands):

	Customer Related	Software	Total
Balance as of December 29, 2006	$456	$—	$456
Acquired	—	180	180
Amortization	(456)	(10)	(466)
Balance as of September 28, 2007	$—	$170	$170
Amortization Period in Years	4	5

The following table summarizes the estimated remaining annual pretax amortization expense for these assets (in thousands):

Fiscal Year
2007 (remainder of year)	$9
2008	36
2009	36
2010	36
2011	36
2012	17
Total	$170

Note 6                    Comprehensive Income

Comprehensive income, net of taxes, for the three and nine months ended September 28, 2007 and September 29, 2006, is as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net income	$20,581	$6,089	$27,410	$15,772

Foreign currency translation adjustment	212	40	493	50
Unrealized gain (loss) on investments	4	5	3	(7)
Other comprehensive loss, net of tax	216	45	496	43

Comprehensive income	$20,797	$6,134	$27,906	$15,815

The translation gain for the three and nine months ended September 28, 2007 is due to the weakening of the U.S. dollar against currencies in European and Asian countries, where the Company has assets.

Note 7                    Discontinued Operations

The Company completed the sale of its Software Products segment on September 12, 2007 and the disposition has been accounted for as a discontinued operation in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  The Company received $13.8 million in cash from the sale, resulting in a pretax gain from the disposition of discontinued operations of $17.1 million during the third quarter of 2007, which includes certain software subscription revenue that had been deferred as a customer advance, net of the related deferred costs.  Additionally, the Company may receive up to $3 million in additional sale proceeds if future revenues of the business exceed certain targets.

Income from discontinued operations was $10.0 million (net of $6.2 million of income tax) or $0.37 per share in the quarter ended September 28, 2007, compared to income from discontinued operations of $288,000 or $0.01 per share in the quarter ended September 29, 2006.  During the quarter ended September 28, 2007, the Company incurred an $824,000 operating loss from this discontinued operation, compared to a $399,000 operating loss for the quarter ended September 29, 2006.  Income from discontinued operations was $9.4 million (net of $5.8 million of income tax) or $0.35 per share, in the nine months ended September 28, 2007, compared to a loss from discontinued operations of $47,000 or $0.00 per share in the nine months ended September 29, 2006.  During the nine months ended September 28, 2007, the Company incurred a $1.9 million operating loss from this discontinued operation, compared to a $739,000 operating loss for the nine months ended September 29, 2006.  A 38.3% tax rate was applied to the discontinued operations in fiscal year 2007 compared to a 1.4% rate in fiscal year 2006.  Revenues for the discontinued operation were $1.0 million and $2.2 million for the nine months ended September 28, 2007 and September 29, 2006, respectively.

On August 21, 2006, the Company sold its Cyberview software product and related intellectual property and service contracts to Medisolv, Inc and recognized $691,000 of pretax other income in the third quarter of fiscal year 2006, which is included in discontinued operations, since Cyberview was part of the Software Products segment.

Note 8                    Disclosure of Segment Information

For fiscal year 2007, the Company has the following five reportable segments:

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

The following segment information is for the three months and nine months ended September 28, 2007 and September 29, 2006 (in thousands):

For the three months ended September 28, 2007:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plans	Software Services	Other	Totals

Revenues before reimbursements	$15,120	$27,580	$8,617	$9,407	$6,096	$—	$66,820
Reimbursements	2,329	195	106	1,097	90	—	3,817
Total revenues	17,449	27,775	8,723	10,504	6,186	—	70,637
Cost of services before reimbursable expenses	9,692	23,065	4,069	6,259	4,197	496	47,778
Reimbursable expenses	2,329	195	106	1,097	90	—	3,817
Total cost of services	12,021	23,260	4,175	7,356	4,287	496	51,595
Gross profit	5,428	4,515	4,548	3,148	1,899	(496)	19,042
Selling expenses	1,556	314	948	757	386	(148)	3,813
General & administrative expenses	2,109	2,066	2,839	1,348	910	960	10,232
Income (loss) from operations	$1,763	$2,135	$761	$1,043	$603	$(1,308)	$4,997

For the three months ended September 29, 2006:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plan	Software Services	Other	Totals

Revenues before reimbursements	$14,171	$26,900	$8,152	$8,074	$7,170	$299	$64,766
Reimbursements	2,078	32	129	916	162	1	3,318
Total revenues	16,249	26,932	8,281	8,990	7,332	300	68,084
Cost of services before reimbursable expenses	8,299	23,307	4,121	6,087	4,579	13	46,406
Reimbursable expenses	2,078	32	129	916	162	1	3,318
Total cost of services	10,377	23,339	4,250	7,003	4,741	14	49,724
Gross profit	5,872	3,593	4,031	1,987	2,591	286	18,360
Selling expenses	1,642	283	990	562	501	(40)	3,938
General & administrative expenses	2,602	1,878	1,815	994	886	600	8,775
Income (loss) from operations	$1,628	$1,432	$1,226	$431	$1,204	$(274)	$5,647

For the nine months ended September 28, 2007:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plans	Software Services	Other	Totals

Revenues before reimbursements	$44,885	$84,204	$26,889	$25,422	$18,619	$—	$200,019
Reimbursements	6,924	424	327	2,655	326	—	10,656
Total revenues	51,809	84,628	27,216	28,077	18,945	—	210,675
Cost of services before reimbursable expenses	28,825	72,836	11,724	17,804	13,408	728	145,325
Reimbursable expenses	6,924	424	327	2,655	326	—	10,656
Total cost of services	35,749	73,260	12,051	20,459	13,734	728	155,981
Gross profit	16,060	11,368	15,165	7,618	5,211	(728)	54,694
Selling expenses	4,697	861	3,012	1,978	1,514	(316)	11,746
General & administrative expenses	6,190	6,058	8,812	3,525	2,423	2,445	29,453
Income (loss) from operations	$5,173	$4,449	$3,341	$2,115	$1,274	$(2,857)	$13,495

For the nine months ended September 29, 2006:

(in thousands)	Health Delivery Services	Health Delivery Outsourcing	Life Sciences	Health Plan	Software Services	Other	Totals

Revenues before reimbursements	$45,725	$81,113	$24,238	$22,307	$20,511	$1,339	$195,233
Reimbursements	6,720	101	528	2,770	427	11	10,557
Total revenues	52,445	81,214	24,766	25,077	20,938	1,350	205,790
Cost of services before reimbursable expenses	27,722	70,397	13,411	15,940	12,624	509	140,603
Reimbursable expenses	6,720	101	528	2,770	427	11	10,557
Total cost of services	34,442	70,498	13,939	18,710	13,051	520	151,160
Gross profit	18,003	10,716	10,827	6,367	7,887	830	54,630
Selling expenses	5,571	715	2,719	1,599	1,476	39	12,119
General & administrative expenses	7,613	5,711	6,052	3,111	2,444	1,931	26,862
Income (loss) from operations	$4,819	$4,290	$2,056	$1,657	$3,967	$(1,140)	$15,649

The “other” column includes reclassifications related to the charging out of the shared service centers described above, with the net loss in that column primarily consisting of under absorption of shared service centers or support costs into the segments.

The Company’s Software Products segment, which previously delivered solutions involving the use of software to health delivery clients, has been accounted for as a discontinued operation due to the completion of its sale on September 12, 2007 (see Note 7 of Notes to Consolidated Financial Statements). Certain corporate general and administrative expenses previously allocated to the Software Products business have been included in “Other” as corporate general and administrative expenses cannot be allocated to a discontinued operation in accordance with SFAS 144.

Note 9                    Income Taxes

The Company recorded a $4.6 million and $1.8 million tax benefit for the three and nine months ended September 28, 2007 versus a $454,000 and $1.2 million tax provision for the three and nine months ended September 29, 2006.

The 7% tax provision for the nine months ended September 29, 2006 was only for current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as the net operating loss carryforwards offset most of the federal and certain state tax liabilities. Since these carryforwards have a full valuation allowance applied against them, their use reduces the income tax rate.

The estimated tax rate in fiscal year 2007 of 28% on continuing operations has increased significantly from the rate experienced in fiscal year 2006 as the Company has exhausted its remaining tax loss carryforwards over the course of this year. Management expects that its tax provision in 2008 and thereafter will return to levels consistent with statutory federal and state tax rates.

The valuation allowance for deferred income taxes has been a particularly volatile estimate over the past four years, as the Company’s level of income and loss has fluctuated, requiring the Company to reassess the likelihood of realization of the tax assets. Due to cumulative losses the Company had incurred over the previous several years, the Company recorded a full valuation allowance against the deferred tax assets in fiscal year 2005. In the third quarter of fiscal year 2007, the Company reversed $6.3 million of that valuation allowance, due to the significant income the Company has earned in the past two years, and the expectations of future taxable income in 2008 being more likely than not sufficient to realize that amount of tax asset. Due to the inherent risk in estimates of future earnings, the amount of the valuation allowance continues to be subject to variability in the future, and may significantly affect the Company’s effective tax rate.

The Company adopted the provisions of FASB Interpretation 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes” on the first day of fiscal year 2007. As a result of the implementation of FIN 48, the Company recognized a $352,000 increase to its liability for uncertain tax positions, which was accounted for as an adjustment to the beginning balance of retained earnings. Including the amount recognized upon adoption at December 30, 2006, the Company had approximately $2.9 million of liabilities for unrecognized tax positions included in taxes payable in the accompanying consolidated balance sheet at September 28, 2007, all of which, if recognized, would favorably affect the Company’s effective income tax rate.

The Company recognizes interest related to uncertain tax positions as part of interest expense, and penalties as a component of income tax expense. As of the first day of fiscal year 2007, the Company had accrued interest and penalty of approximately $500,000 associated with its uncertain tax positions. During the three and nine months ended September 28, 2007, the Company recorded an additional $91,000 and $192,000 of interest for uncertain tax positions within interest expense.

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

Note 10                  Health Plans Outsourcing Contract

In April 2006, the Company began a $12 million outsourcing contract in the Health Plans segment. This contract requires the Company to complete a system implementation prior to beginning the operations phase of the contract. Since the fair value of the operations phase is difficult to objectively verify in order to separately account for it under EITF 00-21, the Company is accounting for the arrangement as a single outsourcing service arrangement. The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations. As a result, the Company expects to receive approximately $8 million of cash which is being accounted for as a customer advance prior to earning revenue on the contract, and the Company’s deferred costs on the balance sheet are increasing accordingly. Management estimates that the implementation will be completed in May 2008. With respect to the implementation services, there has been an increase in cost and hours to complete the project, and the parties are currently in discussions regarding a contract amendment, the result of which is expected to be little to no profit on the contract. As of September 28, 2007, the Company had deferred $6.6 million of contract costs and $4.4 million of customer advances under this contract.

Note 11                  Subsequent Event - Pending Acquisition by Computer Sciences Corporation

On October 30, 2007, First Consulting Group, Inc. and Computer Sciences Corporation (“CSC”), entered into an Agreement and Plan of Merger, pursuant to which CSC will acquire all of the outstanding stock of First Consulting Group for a purchase price of $13.00 per share in cash, without interest.  Completion of the merger is subject to customary conditions, including the approval of First Consulting Group’s shareholders, the absence of any material adverse effect on its business and applicable regulatory approvals.  The merger is expected to close in the first quarter of 2008.

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

Pending Acquisition by Computer Sciences Corporation

On October 30, 2007, First Consulting Group, Inc. and Computer Sciences Corporation (“CSC”), entered into an Agreement and Plan of Merger, pursuant to which CSC will acquire all of our outstanding stock for a purchase price of $13.00 per share in cash, without interest.  Completion of the merger is subject to customary conditions, including the approval of our shareholders, the absence of any material adverse effect on our business and applicable regulatory approvals.  The merger is expected to close in the first quarter of 2008.

Overview

We provide services primarily to providers, payors, government agencies, pharmaceutical, biogenetic, and other healthcare organizations in North America, Europe, and Asia. We generate substantially all of our revenues from fees for information technology outsourcing services and professional services.

We typically bill for our services on an hourly or fixed-fee basis as specified by the agreement with a particular client. In our consulting and systems integration (“CSI”) businesses, we often bill our services on an hourly basis, by multiplying the amount of time expended on each assignment by the project hourly rate for the staff members assigned to the engagement. Fixed fees, including outsourcing fees, are established on a per-assignment or monthly basis and are based on several factors such as the size, scope, complexity and duration of an assignment, the number of our employees required to complete the assignment, and the volume of transactions or interactions. Revenues are generally recognized based on the level of services performed, the amount of cost incurred on the assignment versus the estimated total cost to complete the assignment, or on a straight-line basis over the period of performance of service. Additionally, we have been licensing a gradually increasing amount of our software products, generally in conjunction with the customization and implementation of such software products. Revenues from our software licensing and maintenance were approximately 4.2% and 3.7% of our net revenues during the first nine months of 2007 and 2006, respectively. We expect our software licensing and related implementation revenues to continue to grow incrementally in the near future.

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

Our most significant expenses are our human resource and related salary and benefit expenses. As of September 28, 2007, approximately 1,554 of our 2,492 employees are billable consultants and software developers. Another 588 employees are part of our outsourcing business. The salaries and benefits of such billable staff and outsourcing related employees are recognized in our cost of services. Most non-billable employee salaries and benefits are recognized as a component of either selling or general and administrative expenses. Approximately 14.0% of our workforce, or 350 employees, are classified as non-billable. Our cost of services as a percentage of net revenues is directly related to several factors, including, but not limited to:

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

Results of Operations for the Three Months Ended September 28, 2007 and September 29, 2006

Revenues. Our net revenues were $66.8 million for the quarter ended September 28, 2007, an increase of 3.2% from $64.8 million for the quarter ended September 29, 2006. Our total revenues were $70.6 million for the quarter ended September 28, 2007, an increase of 3.7% from $68.1 million for the quarter ended September 29, 2006. The Health Plans segment had the most significant increase in net revenues compared to the quarter ended September 29, 2006, $1.3 million, or 16.5%, primarily due to market acceptance of our global delivery model by mid-size and large health plans. Health Delivery Services revenues increased by $949,000, or 6.7% from a relatively weak quarter in the prior year. Software Services declined by $1.1 million, or 15.0%, as several of our larger clients have been acquired by other entities or reduced their scope of operations utilizing our services over the past year.

One of our existing major outsourcing contracts, University of Pennsylvania Health System (UPHS), expired on March 31, 2007, and UPHS informed us in April 2007 that the contract would not be renewed. Under the terms of the contract, the engagement automatically converted to a six-month period of post-expiration transition services, which were concluded at the end of September 2007, at which time most of the services we were performing on an outsourced basis transitioned back to the client. The expiring contract accounted for $26.7 million of our revenues in fiscal year 2006 and $7.5 million and

$23.5 million of our revenues in the three and nine months of 2007, of which $5.3 million, $1.2 million, and $3.4 million, respectively, were zero-margin, pass-through revenues to a major infrastructure subcontractor. We expect to retain only about $500,000 per quarter of revenues from UPHS under a new contract for ongoing services. As a result, we expect significantly lower revenues in our Health Delivery Outsourcing business unit starting in the fourth quarter of 2007.

Revenues in our other business units are not expected to change significantly from current levels in the near future, with some growth expected in Life Sciences and Health Plans. Growth in Health Delivery Services and in Health Delivery Outsourcing (exclusive of the UPHS contract) is highly dependent on capturing market share through our restructured sales model and acceptance by the health delivery market of our global delivery model and clinical advisory services. We expect that the current lower level of Software Services revenues we have experienced so far in this fiscal year to continue in the near future. The market for our services in this business segment is extremely competitive and we are seeking new clients and new markets (such as overseas markets) to grow revenues back to their previous levels.

Cost of Services. Cost of services before reimbursable expenses was $47.8 million for the quarter ended September 28, 2007, an increase of 3.0% from $46.4 million for the quarter ended September 29, 2006. The increase was primarily due to a $1.4 million increase in costs in the Health Delivery Services segment for additional resources to serve the increase in revenues in that segment, partly offset by a $382,000 decrease in costs in Software Services as resources were reduced in response to the lower level of revenues. Additionally, “Other” cost of services grew by $483,000 due to lower absorption of shared service center costs. This was primarily due to currency appreciation of over 15% of the Indian rupee versus the United States dollar, increasing the cost of Indian resources when translated to dollars. If the rupee continues to appreciate in value against the dollar, our ability to provide cost competitive services from our Indian offshore development center could be negatively affected.

Gross Profit. Gross profit was $19.0 million, or 28.5% of net revenues, for the quarter ended September 28, 2007, an increase of 3.7% from $18.4 million, or 28.3% of net revenues, for the quarter ended September 29, 2006. This increase was primarily due to $1.2 million of increased gross profit in the Health Plan segment related to the increase in revenues.

We expect to see significantly lower gross profit in Health Delivery Outsourcing in the fourth quarter of this year due to the completion of the UPHS contract, as described above. This contract had a higher than normal gross profit of $1.4 million in the third quarter of 2007, due to transition activities related to completion of the project.

Selling Expenses. Selling expenses were $3.8 million for the quarter ended September 28, 2007, a decrease of 3.2% from $3.9 million for the quarter ended September 29, 2006. Selling expenses as a percentage of net revenues decreased slightly to 5.7% for the quarter ended September 28, 2007 from 6.1% for the quarter ended September 29, 2006.

General and Administrative Expenses. General and administrative expenses were $10.2 million for the quarter ended September 28, 2007, an increase of 16.6% from $8.8 million for the quarter ended September 29, 2006. General and administrative expenses as a percentage of net revenues increased to 15.3% for the quarter ended September 28, 2007 from 13.5% for the quarter ended September 29, 2006. General and Administrative expenses grew $1.0 million in Life Sciences, primarily related to spending on our FirstPointTM product subsequent to the acquisition of Zorch, Inc. in June 2007. Additionally, we spent approximately $600,000 during the third quarter of 2007 on legal costs associated with the Company's process to enter into a merger agreement, which was signed on October 30, 2007. (see Note 11 of Notes to Consolidated Financial Statements).

Interest Income, Net. Interest income, net of interest expense, was $976,000 for the quarter ended September 28, 2007, an increase of 51.1% from $646,000 for the quarter ended September 29, 2006, primarily due to higher interest rates earned on higher cash and investments balances. Interest income, net of interest expense, as a percentage of net revenues increased to 1.5% for the quarter ended September 28, 2007 from 1.0% for the quarter ended September 29, 2006.

Other Income (Expense), Net. Other income (expense) was negligible for the quarters ended September 28, 2007 and September 29, 2006.

Income Taxes. We recorded a $4.6 million tax benefit for the quarter ended September 28, 2007, compared to a $454,000 tax provision for the quarter ended September 29, 2006. The benefit in the current quarter is due to a $1.8 million provision (29.3% tax rate) on pretax income for the quarter, and a $6.3 million tax benefit due to the reversal of valuation allowance. This reversal is due to the realization of our remaining deferred tax assets becoming more likely than not based on the significant pretax income we are now generating and management’s estimate of continuing profitability in 2008. The 7.3% tax provision for the quarter ended September 29, 2006 was only for current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as our net operating loss carryforwards, which were fully reserved, offset most of the federal and certain state tax liabilities.

Our estimated tax rate in fiscal year 2007 of 28% on continuing operations has increased significantly from the rate experienced in fiscal year 2006 as we have exhausted our remaining tax loss carryforwards over the course of this year. We expect that our tax provision in 2008 and thereafter will return to levels consistent with statutory federal and state tax rates. During this 2007 transition, when our loss carryforwards cover only a part of our expected pretax income, our full year tax rate is subject to variation from quarter to quarter, as changes in our estimated level of pretax income can significantly impact the tax rate.

Income from Discontinued Operations. We completed the sale of the Software Products business on September 12, 2007 and the disposition has been accounted for as a discontinued operation. We had income from discontinued operations of $10.0 million in the quarter ended September 28, 2007, compared to income from discontinued operations of $288,000 in the quarter ended September 29, 2006. We received $13.8 million in cash from the sale resulting in a pretax gain from the disposition of discontinued operations of $17.1 million, which includes certain software subscription revenue we had deferred as a customer advance, net of the related deferred costs.

In August 2006, we sold the Cyberview software product and related intellectual property and service contracts to Medisolv, Inc and recognized $691,000 of pretax gain from the disposition of discontinued operation for the three months ended September 29, 2006. During the quarter ended September 28, 2007, we incurred an $824,000 pretax operating loss from this discontinued operation, compared to a $399,000 pretax operating loss for the quarter ended September 29, 2006. We applied a 38.3% incremental tax rate to the discontinued operations in fiscal year 2007 compared to a 1.4% rate in fiscal year 2006 due to the use of net operating loss carryforwards available in that year. We do not expect any significant future gain or loss related to the discontinuance of the Software Products segment of our business.

Results of Operations for the Nine months Ended September 28, 2007 and September 29, 2006

Revenues. Our net revenues were $200.0 million for the nine months ended September 28, 2007, an increase of 2.5% from $195.2 million for the nine months ended September 29, 2006. Our total revenues were $210.7 million for the nine months ended September 28, 2007, an increase of 2.4% from $205.8 million for the nine months ended September 29, 2006. The increases in net revenues were in Health Plans, Health Delivery Outsourcing, and Life Sciences, and offset by decreases in Software

Services and Health Delivery Services. Health Plans revenues increased by $3.1 million, or 14.0%, due to increased market acceptance of our global delivery model by mid-size and large health plans. Health Delivery Outsourcing revenues grew by $3.1 million, or 3.8%, due to slightly higher revenues at existing accounts and transition services on a terminated contract. Life Sciences net revenues increased by $2.7 million, or 10.9%, due to more extensive implementation work being performed for our FirstDoc® software clients. Software Services revenues decreased by $1.9 million, or 9.2%, as several of our larger clients have been acquired by other entities or reduced their scope of operations utilizing our services over the past year.

Cost of Services. Cost of services before reimbursable expenses was $145.3 million for the nine months ended September 28, 2007, an increase of 3.4% from $140.6 million for the nine months ended September 29, 2006. The increase was primarily due to a $2.4 million increase in costs in the Health Delivery Outsourcing segment, a $1.9 million increase in costs in the Health Plans segment, and a $1.1 million increase in costs in the Health Delivery segment, all directly related to the respective increases in revenues in those segments described above. Additionally, Software Services cost of services increased by $784,000, because labor costs increased in the early part of this year due to the loss of higher margin projects and their replacement with lower margin projects which require more resources to achieve the same revenues. These increases are partially offset by a $1.7 million decrease in Life Sciences labor and other costs due to improved efficiency in performing Life Sciences implementation projects.

Gross Profit. Gross profit was $54.7 million, or 27.3% of net revenues, for the nine months ended September 28, 2007, a slight increase of 0.1% from $54.6 million, or 28.0% of net revenues, for the nine months ended September 29, 2006. This was a result of increases in gross profit in Life Sciences and Health Plans, offset by decreases in Software Services and Health Delivery Services. Gross profit increased by $4.3 million in Life Sciences due to increased revenues and decreased costs as described above. Health Plans gross profit increased by $1.3 million due to the increase in revenues. Software Services gross profit decreased by $2.7 million and Health Delivery Services gross profit decreased by $1.9 million, in both cases due to a combination of a revenue decline and a modest cost increase, as described above.

Selling Expenses. Selling expenses were $11.7 million for the nine months ended September 28, 2007, a slight decrease of 3.1% from $12.1 million for the nine months ended September 29, 2006. Selling expenses as a percentage of net revenues also decreased to 5.9% for the nine months ended September 28, 2007 from 6.2% for the nine months ended September 29, 2006.

General and Administrative Expenses. General and administrative expenses were $29.5 million compared to $26.9 million for the nine months ended September 29, 2006. This is primarily due to a $1.6 million charge in the second quarter of 2007 for acquired in-process research and development expense related to the Zorch acquisition (see Note 4 of Notes to Consolidated Financial Statements). Excluding this item, general and administration expenses would have increased 3.8% to $27.9 million for the nine months ended September 28, 2007 from $26.9 million for the nine months ended September 29, 2006. General and administrative expenses as a percentage of net revenues were 14.7% of revenues for the nine months ended September 28, 2007, but would have increased slightly to 13.9% for the nine months ended September 28, 2007 from 13.8% for the nine months ended September 29, 2006, exclusive of the in-process research and development charge from the Zorch acquisition.

Interest Income, Net. Interest income, net of interest expense, was $2.8 million for the nine months ended September 28, 2007, an increase of 96.6% from $1.4 million for the nine months ended September 29, 2006, due to higher interest rates earned on higher cash and investments balances. Interest income, net of interest expense, as a percentage of net revenues increased to 1.4% for the nine months ended September 28, 2007 from 0.7% for the nine months ended September 29, 2006.

Other Income (Expense), Net. Other income (expense) was negligible for the nine months ended September 28, 2007 and September 29, 2006.

Income Taxes. We recorded a $1.8 million tax benefit for the nine months ended September 28, 2007, compared to a $1.2 million tax provision for the nine months ended September 29, 2006. The benefit in the nine months of 2007 is due to a $4.6 million provision (28.0% tax rate) on pretax income for the nine months, and a $6.3 million tax benefit due to the reversal of valuation allowance in the third quarter of the year. This reversal is due to the realization of our remaining deferred tax assets becoming more likely than not based on the significant pretax income we are now generating and management’s estimate of continuing profitability in 2008. The 7.0% tax provision for the nine months ended September 29, 2006 was only for current taxes payable for U.S. federal alternative minimum tax and certain state and foreign income taxes, as our net operating loss carryforwards, which were fully reserved, offset most of the federal and certain state tax liabilities.

Income from Discontinued Operations. We completed the sale of the Software Products business on September 12, 2007 and the disposition has been accounted for as a discontinued operation. We had income from discontinued operations of $9.4 million in the nine months ended September 28, 2007, compared to a loss from discontinued operations of $47,000 in the nine months ended September 29, 2006. We received $13.8 million in cash from the sale resulting in a pretax gain from the disposition of discontinued operations of $17.1 million, which includes certain software subscription revenue we had deferred as a customer advance, net of the related deferred costs.

In August 2006, we sold the Cyberview software product and related intellectual property and service contracts to Medisolv, Inc and recognized $694,000 of pretax gain from the disposition of discontinued operation for the nine months ended September 29, 2006. During the nine months ended September 28, 2007, we incurred a $1.9 million pretax operating loss from this discontinued operation, compared to a $739,000 pretax operating loss for the nine months ended September 29, 2006. We applied a 38.3% incremental tax rate to the discontinued operations in fiscal year 2007 compared to a 1.4% rate in fiscal year 2006 due to the use of net operating loss carryforwards available in that year.

Liquidity and Capital Resources

At September 28, 2007, we had cash and investments available for sale of $98.4 million compared to $63.5 million at December 29, 2006. During the nine months ended September 28, 2007, we generated cash flow from operations of $21.0 million which primarily consisted of $18.0 million of net income from continuing operations. Additionally, our cash flow benefited from $4.2 million of stock option exercises.

Our days sales outstanding (DSO) of accounts receivable (including unbilled receivables and customer advances) increased to 33 days for the third quarter of 2007 from 31 days for the fourth quarter of 2006. We expect our DSO to increase in the fourth quarter of this year due to the completion of the UPHS contract (see Results of Operations – Revenues), since that contract comprised over 10% of revenues, but very little accounts receivable. We do not currently anticipate any other significant changes in DSO. During the fourth quarter, we expect to pay approximately $9 million of income taxes, primarily related to the gain on the sale of discontinued operations, but also related to our pretax income from continuing operations as we have exhausted our net operating loss carryforwards. We do not currently expect any other significant cash flow changes related to the other elements of the working capital cycle such as accounts payable and accrued liabilities; however, we are susceptible to ongoing routine fluctuations in these areas.

We used $2.5 million of cash during the nine months ended September 28, 2007 to purchase property and equipment, primarily information technology and related equipment, while incurring approximately $4.5 million of depreciation and amortization.

We used $2.0 million of cash in June 2007 for the purchase of Zorch (see Note 4 of Notes to Consolidated Financial Statements). Additionally, up to $2.0 million of additional payments may become payable to the previous shareholders of Zorch within the next year based on the achievement of certain revenue targets related to the acquired business, and additional amounts may become payable in future years if operating income from the acquired business exceeds 14% of revenues during an earnout period that commences in the second half of 2008 and ends in the first quarter of 2011.

Our cash flow in fiscal year 2007 is highly dependent on our ability to continue to be profitable. Generally, we expect any net profitability in fiscal year 2007 to contribute positively to cash flow.

As of September 28, 2007, the following table summarizes our contractual commitments (in thousands):

	Payments Due by Period
Contractual Obligation	Less than 1 Year	1 - 3 Years	3 - 5 Years	Total
Operating leases, net of subleases	$3,395	$3,870	$2,264	$9,529
Purchase obligations	599	352	—	951
Total	$3,994	$4,222	$2,264	$10,480

Additionally, as of September 28, 2007, we had $2.9 million of current liabilities in the consolidated balance sheet for unrecognized tax positions. However, the periods of cash settlement with the respective tax authorities cannot be reasonably estimated.

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

Revenues recognized on fixed price consulting and system integration contracts are subject to revisions as the contract progresses to completion. If we do not accurately estimate the resources required or the scope of the work to be performed, do not complete our projects within the planned periods of time, or do not satisfy our obligations under the contracts, then profit may be significantly and negatively affected. Revisions in our contract estimates are reflected in the period in which the determination is made that facts and circumstances dictate a change of estimate. Favorable changes in estimates result in additional revenues recognized, and unfavorable changes in estimates result in a reduction of recognized revenues. Provisions for estimated losses on individual contracts are made in the period in which the loss first becomes known. At September 28, 2007, we did not identify any contracts that required an accrual for losses. Some contracts include incentives for achieving either schedule targets, cost targets, or other defined goals. Revenues from incentive type arrangements are recognized when it is probable they will be earned.

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

On certain contracts, or elements of contracts, costs are incurred subsequent to the signing of the contract, but prior to the rendering of service and associated recognition of revenue. Where such costs are incurred and realization of those costs is either paid for upfront or guaranteed by the contract, those costs are deferred and later expensed over the period of recognition of the related revenue. At September 28, 2007 and December 29, 2006, we had deferred $8.7 million and $5.3 million, respectively, of unamortized costs which are included in non-current assets.

In April 2006, we began a $12 million outsourcing contract in the Health Plans segment. This contract requires us to complete a system implementation prior to beginning the operations phase of the contract. Since the fair value of the operations phase is difficult to objectively verify in order to separately account for it under EITF 00-21, we are accounting for the arrangement as a single outsourcing service arrangement. The implementation phase of this contract is being accounted for as deferred cost, and all revenue from the implementation will be recognized over the period of outsourcing operations. As a result, we expect to receive approximately $7 million of cash which is being accounted for as a customer advance prior to earning revenue on the contract, and our deferred costs on the balance sheet are increasing accordingly. We estimate that the implementation will be completed in May 2008. With respect to the implementation services, there has been an increase in cost and hours to complete the project, and the parties are currently in discussions regarding a contract amendment, the result of which is expected to be little to no profit on the contract. As of September 28, 2007, we had deferred $6.6 million of contract costs and $4.4 million of customer advances under this contract.

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

Software license and maintenance revenues comprised 4.2% of our net revenues for the nine months ended September 28, 2007. Additionally, we realized additional revenues from the implementation of our software. We recognize software revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Most of our software license fee revenues are from arrangements which include implementation services that are essential to the functionality of our software products, and are recognized using contract accounting, including the percentage-of-completion methodology, over the period of the implementation.

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

At September 28, 2007 and December 29, 2006, we had unbilled receivables of $17.8 million and $12.1 million, respectively, which represent revenues recognized for services performed that were not billed at the balance sheet date. The majority of these amounts are billed in the subsequent month; however, certain unbillable amounts arising from contracts occur when revenues recognized exceed allowable billings in accordance with the contractual agreements. Such unbillable amounts most often become billable upon reaching certain project milestones stipulated per the contract, or in accordance with the percentage of completion methodology. As of September 28, 2007, we had unbillable amounts of approximately $3.3 million, which are generally expected to be billed within one year.

We had long-term accounts receivable at September 28, 2007 and December 29, 2006 of $2.3 million and $2.4 million. Of the long-term account receivable of $2.3 million at September 28, 2007, $1.3 million was created in August 2005 through the deferral until 2009 of the first month of fees of a new outsourcing contract. In January 2006, an additional amount of approximately $800,000 related to this contract was deferred until 2009. Both deferrals were in accordance with the terms of the contract executed with this client in July 2005. Imputed interest income at a rate of 7.0% of $119,000 was accrued during the first nine months of 2007 on this receivable. Unamortized discount of $398,000 remained at September 28, 2007.

Customer advances are comprised of payments from customers for which services have not yet been performed or prepayments against work in process. These unearned revenues are deferred and recognized as future contract costs are incurred and as contract services are rendered.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. This allowance is based on the amount and aging of our accounts receivable, creditworthiness of our clients, historical collection experience, current economic trends, and changes in client payment patterns. If the financial condition of our clients was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. Our bad debt losses have generally been moderate due to the size and quality of our customers; however, we have recently incurred some bad debt losses in our growing Software Services segment due to the lower credit quality of our clients in that segment. Should one of our larger clients unexpectedly become unable to pay us, our allowance would have to increase significantly. Our allowance for doubtful accounts at September 28, 2007 and December 29, 2006 included specific reserves of approximately $537,000 and $899,000, respectively for identified customer balances that are uncertain of collection, primarily two accounts in our Software Services segment, and a general reserve of approximately $750,000 for unknown losses.

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

Our valuation allowance for deferred income taxes has been a particularly volatile estimate over the past four years, as our level of income and loss has fluctuated, requiring us to reassess the likelihood of realization of our tax assets. Due to cumulative losses we had incurred over the previous several years, we recorded a full valuation allowance against our deferred tax assets in fiscal year 2005. In the third quarter of fiscal year 2007, we reversed $6.3 million of that valuation allowance, due to the significant income we have earned in the past two years, and our expectations of future taxable income in 2008 being more likely than not sufficient to realize that amount of tax asset. Due to the inherent risk in estimates of future earnings, the amount of our valuation allowance continues to be subject to variability in the future, and may significantly affect our effective tax rate.

Goodwill and Intangible Assets

Under SFAS 142, we complete an annual impairment testing which is performed during the fourth quarter of each year.  We believe that the accounting assumptions and estimates related to the annual goodwill impairment testing are critical because these can change from period to period.  Various assumptions, such as discount rates, and comparable company analysis are used in performing these valuations. The impairment test requires us to forecast our future cash flows, which involves significant judgment.   Accordingly, if our expectations of future operating results change, or if there are changes to other assumptions, our estimate of the fair value of our reporting units could change significantly resulting in a goodwill impairment charge, which could have a significant impact on our consolidated financial statements.  We performed an impairment test on each of our components of goodwill as of the fourth quarter of fiscal year 2006 and determined that none of our goodwill was impaired. As of September 28, 2007, we have $18.0 million of goodwill and $170,000 of amortizable intangible assets recorded on our balance sheet (see Note 5 of the Notes to Consolidated Financial Statements included in this report).

Recent Accounting Pronouncements

In September 2006 and February 2007, respectively, the FASB issued SFAS 157, “Fair Value Measurements” and SFAS 159, “The Fair Value Option of Financial Assets and Financial Liabilities (see Recent Accounting Pronouncements in Note 1 of the financial statements in Item 1 of this report).

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (see Recent Accounting Pronouncements in Note 1 of the financial statements in Item 1 of this report).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our financial instruments include cash and cash equivalents, short-term and long-term investments, accounts receivable, unbilled receivables, and accounts payable. Only the cash and cash equivalents, and short-term and long-term investments which totaled $98.4 million at September 28, 2007 present us with market risk exposure resulting primarily from changes in interest rates.  Based on this balance, a change of one percent in the interest rate would cause a change in interest income for the annual period of approximately $984,000.  Our objective in maintaining these investments is the flexibility obtained in having cash available for payment of accrued liabilities and acquisitions.

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

As previously disclosed in Item 9A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of that year because we did not maintain effective controls over the determination and reporting of our provision for income taxes, and we had a “material weakness” in internal controls as defined in Audit Standard No. 2 adopted by the Public Company Accounting Oversight Board. In August 2006, we hired a new tax director with experience in calculating deferred tax assets, and in applying SFAS 109, “Accounting for Income Taxes.”   The new tax director has improved the process and review controls over the calculation of our tax provision since her arrival. Because the tax provision is an annual process, and the new process and review controls were implemented during the course of fiscal year 2006, there has been insufficient time to validate that such controls and procedures are operating at a level to have remediated the previous material weakness, and that it therefore still existed as of December 29, 2006 and September 28, 2007.

Other than as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal nine months that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in claims or litigation that arise in the normal course of business. We are not currently a party to any legal proceedings, which, if decided adversely to us, would have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from risk factors as previously disclosed in response to Item 1A in Part I of our 2006 10-K.

Failure to complete the merger with Computer Sciences Corporation could negatively impact our stock price and adversely affect our future financial condition, operations, and prospects.

The proposed merger with Computer Sciences Corporation ("CSC") is subject to the satisfaction of closing conditions, including the approval by the holders of a majority of our outstanding shares of common stock and other conditions described in the merger agreement. We cannot be assured that these conditions will be satisfied or that the proposed merger will be successfully completed. In the event that the proposed merger is not completed:

•                  Management’s attention from our day-to-day business may be diverted;

•                  We may lose key employees;

•                  Our relationships with our customers and business partners may be disrupted as a result of uncertainties with regard to our business and prospects;

•                  We may be required to pay a termination fee of $10.9 million to CSC in specific circumstances if the merger agreement is terminated;

•                  We will be required to pay significant transaction costs related to proposed merger, such as legal, accounting, and other fees; and

•                  The market price of shares of our common stock may decline to the extent that the current market price of those shares reflects a market assumption that the proposed merger will be completed.

Any of these events could adversely affect our stock price, business, cash flows, and operating results.

In addition, our current and prospective employees may experience uncertainty about their future role with CSC until CSC’s strategies with regard to us are announced or executed. This may adversely affect our ability to attract and retain key management, consulting associates, sales and marketing and other personnel.

We intend to comply with the securities and antitrust laws of the United States and any other jurisdiction in which the proposed transaction is subject to review. The reviewing authorities may seek to impose conditions before giving their approval or consent to the transaction. A delay in obtaining the necessary regulatory approvals will delay the completion of the transaction. We have not yet obtained any governmental or regulatory approvals required to complete the transaction. We may be unable to obtain these approvals or to obtain them within the timeframe contemplated by the merger agreement.

If the merger agreement is terminated and our board of directors determines to seek another merger or business combination, it may not be able to find a partner willing to pay an equivalent or more attractive price than that which would have been paid in the merger with CSC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.1.1 (2)	Certificate of Amendment to Certificate of Incorporation of the Company effective June 12, 2007
3.2 (3)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (4)	Bylaws of the Company
3.3.1 (5)	Amendment to the Bylaws of the Company effective June 12, 2007
4.1 (6)	Specimen Common Stock Certificate
11.1 (7)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(1)   Incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”).

(2)   Incorporated by reference to Exhibit 3.1.1 to FCG’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

(3)   Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(4)          Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(5)          Incorporated by reference to Exhibit 3.3.1 to FCG’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

(6)          Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(7)          See Note 1 of Notes to Consolidated Financial Statements, “Basic and Diluted Net Income Per Share.”

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST CONSULTING GROUP, INC.

Date: November 7, 2007	/s/LARRY R. FERGUSON
Larry R. Ferguson
Chief Executive Officer

Date: November 7, 2007	/s/THOMAS A WATFORD
Thomas A. Watford
Chief Operating Officer and Chief
Financial Officer

EXHIBIT INDEX

Item	Description
3.1 (1)	Certificate of Incorporation of the Company
3.1.1 (2)	Certificate of Amendment to Certificate of Incorporation of the Company effective June 12, 2007
3.2 (3)	Certificate of Designation of Series A Junior Participating Preferred Stock
3.3 (4)	Bylaws of the Company
3.3.1 (5)	Amendment to the Bylaws of the Company effective June 12, 2007
4.1 (6)	Specimen Common Stock Certificate
11.1 (7)	Statement of computation of per share earnings
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

(1)   Incorporated by reference to Exhibit 3.1 to FCG’s Form S-1 Registration Statement (No. 333-41121) originally filed on November 26, 1997 (the “Form S-1”).

(2)   Incorporated by reference to Exhibit 3.1.1 to FCG’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

(3)   Incorporated by reference to Exhibit 99.1 to FCG’s Current Report on Form 8-K dated December 9, 1999.

(4)   Incorporated by reference to Exhibit 3.3 to FCG’s Form S-1.

(5)   Incorporated by reference to Exhibit 3.3.1 to FCG’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2007.

(6)   Incorporated by reference to Exhibit 4.1 to FCG’s Form S-1.

(7)   See Note 1 of Notes to Consolidated Financial Statements, “Basic and Diluted Net Income Per Share.”